Form 10-Q
period 1998-09-30
UNIVERSAL COMPRESSION HOLDINGS INC
filed 1998-11-16
CIK 1057234

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               for the transition period from ________ to ________

                        Commission File Number 333-48283


                      UNIVERSAL COMPRESSION HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                       13-3989167
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation of organization)

      4430 BRITTMOORE ROAD
           HOUSTON, TX                                       77041
(Address of principal executive offices)                   (Zip Code)

         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE 713-466-4103


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]         [No]

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                          March 31,          September 30,
ASSETS                                                      1998                  1998
--------                                               ---------------      ---------------

Current assets:
    Cash and equivalents                               $         2,382      $          (196)
    Accounts receivable, net                                    11,662               16,617
    Inventories                                                  8,678               17,516
    Deferred tax assets                                             67                   67
    Other                                                        3,121                1,716
                                                       ---------------      ---------------
         Total current assets                                   25,910               35,720

Property, plant and equipment
    Rental equipment                                           237,795              248,487
    Other                                                       14,611               15,810
    Less: accumulated depreciation                              (1,366)              (9,443)
                                                       ---------------      ---------------
Net property, plant, and equipment                             251,040              254,854

Goodwill, net of amortization                                   93,550               92,379
Other assets, net                                                9,726                8,868
                                                       ---------------      ---------------

         Total assets                                  $       380,226      $       391,821
                                                       ===============      ===============


            See accompanying notes to unaudited financial statements

                      UNIVERSAL COMPRESSION HOLDINGS, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                           March 31,        September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                         1998                 1998
                                                       ---------------     ---------------
Current liabilities:
    Accounts payable and accrued liabilities                    11,278     $        10,893
    Current portion of long-term debt                              750                 750
                                                       ---------------     ---------------
Total current liabilities                                       12,028              11,643

Deferred income taxes                                              406                 406

Long-term debt                                                 286,112             298,442
                                                       ---------------     ---------------
      Total liabilities                                        298,546             310,491

Stockholders' equity:
    Series A preferred stock, $.01 par value,
         5,000,000 shares authorized, 1,300,000
         issued and outstanding and $50-per-share
         liquidation value                                          13                  13
    Common stock, $.01 par value, 1,000,000 shares
         authorized and 325,000 shares issued and
         outstanding                                                 3                   3
    Additional paid-in capital                                  81,234     $        81,234
    Retained earnings                                              430                  80
                                                       ---------------     ---------------
                Total common stockholders' equity               81,680              81,330
                                                       ---------------     ---------------
Total liabilities and equity                           $       380,226     $       391,821
                                                       ===============     ===============


            See accompanying notes to unaudited financial statements

                      UNIVERSAL COMPRESSION HOLDINGS, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                       Predecessor                        Predecessor

                                                          Three            Three              Six               Six
                                                          Months           Months            Months            Months
                                                          Ended            Ended             Ended             Ended
                                                        September        September         September        September
                                                         30, 1997         30, 1998          30, 1997         30, 1998
                                                       ------------     ------------      ------------     ------------
Revenues:
   Rental                                              $     21,524     $     21,677      $     40,894     $     43,442
   Sales                                                      6,617           11,107            13,628           18,979
                                                       ------------     ------------      ------------     ------------
      Total revenue                                          28,141           32,784            54,522           62,421

Costs and expenses
   Rentals, exclusive of depreciation
      and amortization                                        9,206            7,972            17,817           15,969
   Cost of sales, exclusive of depreciation
      and amortization                                        4,702            8,838             9,257           15,524
   Depreciation and amortization                              6,529            4,803            13,083            9,325
   General and administrative                                 2,443            4,216             4,952            8,024
   Interest expense                                               1            7,158                 3           14,141
                                                       ------------     ------------      ------------     ------------
      Total costs and exp                                    22,881           32,987            45,112           62,983
                                                       ------------     ------------      ------------     ------------

Income (loss) before income taxes                             5,260             (203)            9,410             (562)

Income taxes                                                  1,936              (80)            3,463             (212)
                                                       ------------     ------------      ------------     ------------

Net income (loss)                                      $      3,324     $       (123)     $      5,947     $       (350)
                                                       ============     ============      ============     ============



            See accompanying notes to unaudited financial statements

                      UNIVERSAL COMPRESSION HOLDINGS, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
                                 (IN THOUSANDS)


                                                                       Predecessor
                                                                          1997               1998
                                                                      ------------      ------------
Cash flows from operating activities:
  Net income                                                          $      5,947      $       (350)
  Adjustments to reconcile net income to cash
    provided from operating activities:
       Depreciation and amortization                                        13,083             9,325
       Amortization of debt issuance costs                                       0               582
       Accretion of discount notes                                               0             8,904
       Change in assets and liabilities                                     (3,980)          (11,450)
                                                                      ------------      ------------
            Net cash provided by operating activities                       15,050             7,011

Cash flows from investing activities:
       Additions to property, plant, and equipment, net                     (5,101)          (13,014)
                                                                      ------------      ------------
            Net cash used in investing activities                           (5,101)          (13,014)

Cash flows from financing activities:
       Principal repayments of long-term debt                                    0              (376)
       Net borrowing on line of credit                                           0             3,800
       Intercompany payable                                                (10,508)                0
                                                                      ------------      ------------
            Net cash used in and provided by financing activities          (10,508)            3,424

Increase (decrease) in cash                                                   (559)           (2,579)
Cash at beginning of period                                                      0             2,383
                                                                      ------------      ------------
Cash at end of period                                                 $       (559)     $       (196)
                                                                      ============      ============




                 See accompanying notes to financial statements

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

   1.     BASIS OF PRESENTATION
Universal Compression Holdings, Inc. (the "Company") was formed on December 12, 1997 for the purpose of acquiring Tidewater Compression Services, Inc. ("TCS") from Tidewater Inc. (Tidewater"). The Company formed an acquisition subsidiary ("Acquisition Corp.") which acquired 100% of the voting securities of TCS. Immediately following the acquisition (the "Acquisition"), Acquisition Corp. was merged with and into TCS, which changed its name to Universal Compression, Inc. The Company is a holding company which conducts is operations through its wholly owned subsidiary, Universal Compression, Inc. ("Universal"). These financial statements should be read in conjunction with the financial statements presented in the Company's most recent annual report as of March 31, 1998. That report contains a more comprehensive summary of the Company's major accounting policies. In the opinion of management, the accompanying unaudited financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly its financial position, results of operation and cash flows for the respective periods. Operating results for the three-and six-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999.

The Company is a leading provider of natural gas compressor rental, maintenance and operations services to the domestic oil and gas industry, owning the second largest domestic gas compressor fleet, and has a growing presence in key international markets, including Argentina, Venezuela, Colombia, and the Pacific Rim. The Company has a broad base of over 500 customers and its 525,000 horsepower ("HP") gas compression rental fleet is comprised of over 2,700 units. Founded in 1954, Universal is the only compression rental company with an operating presence in all active domestic gas compression markets. As a complement to its rental operations, the Company designs and fabricates compression units for its own fleet as well as for its global customer base.

    2.    RECENT ACCOUNTING PRONOUNCEMENTS
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, Report Comprehensive Income ("SFAS 130"). Comprehensive income is a more inclusive financial reporting methodology that includes disclosures of certain financial information that historically has not been recognized in the presentation of net income. SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. SFAS 130 is effective for periods beginning after December 15, 1997. At September 31, 1998, the Company had no items of comprehensive income, and as a result believes that the adoption of SFAS 130 will have no impact upon implementation.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 requires that companies report in their financial statements financial and descriptive information about reportable operating segments defined by reference to the way in which management reviews its operations in order to assess performance and allocate resources. Management is evaluating what, if any, additional disclosures may be required upon implementation of SFAS 131.

    3. INVENTORIES
Inventories consisted of (in thousands):

                                                                   March, 1998       September, 1998
                                                                 ---------------     ---------------
Work-in-progress                                                 $         3,199     $        11,959
Finished goods                                                             5,479               5,557
                                                                 ---------------     ---------------
                                                                 $         8,678     $        17,516
                                                                 ===============     ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Set forth below is a discussion of the results of operations for the three- and six-month periods ended September 30, 1998 as compared to the corresponding period of the previous year. The results for the three- and six-month periods ended September, 1997 are the results of the predecessor , TCS.

THREE MONTHS ENDED SEPTEMBER 30, 1998

         Revenue. Revenue for the quarter ended September, 1998 increased $4.6 million, or 16%, to $32.8 million compared to $28.2 million for the quarter ended September, 1997 due to increases in both rental revenue and revenue from fabrication and equipment sales. Rental revenue increased 1% to $21.7 million. The increase in rental revenue was due to a 6% increase in utilized horsepower while average rental pricing declined 1%. Additionally the company increased the amount of HP rented in international markets by 27% through additional service in Argentina. Revenue from fabrication and sales increased to $11.1 million from $6.6 million, an increase of 67%, due to a relatively higher level of fabrication activity.

         Gross Margin. Gross margin (defined as total revenue less (i) rental expense, (ii) cost of sales (exclusive of depreciation and amortization), (iii) gain on asset sales and (iv) interest income) for the quarter ended September 30, 1998 increased $1.7 million , or 12%, to $16.0 million from gross margin of $14.3 million for the quarter ended September 30, 1997. The increase was due to higher utilization and the resulting operating efficiencies related to the rental fleet and the increased capitalization of overhaul expenses of $1.3 million. The rental gross margin for the quarter ended September 30, 1998 increased $1.4 million, or 11%, to $13.7 million compared to gross margin of $12.3 million for the quarter ended September 30, 1997 due to the aforementioned factors regarding utilization of the rental fleet and the capitalization of overhaul expenses.

         General and Administrative Expenses. General and administrative expenses for the quarter ended September 30, 1998 increased $1.8 million compared to the quarter ended September 30, 1997. The increase was due to the management fee payable to Castle Harlan and increased sales and engineering expense in the quarter ended September 30, 1998 as the Company added the additional sales and engineering personnel necessary to manage and rent a larger rental fleet.

         Net loss. Primarily as a result of increased interest expense of $7.1 million related to the indebtedness incurred in the Acquisition, reduced income taxes, and the factors discussed above, the Company had a net loss of $0.1 million for the quarter ended September 30, 1998 compared net income of $3.3 million for the quarter ended September 30, 1997.


SIX MONTHS ENDED SEPTEMBER 30, 1998

         Revenue. Revenue for the six months ended September, 1998 increased $7.9 million, or 14%, to $62.4 million compared to $54.5 million for the six months ended September, 1997 due to increases in both rental revenue and revenue from fabrication and equipment sales. Rental revenue increased 6% to $43.4 million. The increase in rental revenue was principally due to a 7% increase in utilized horsepower while average rental pricing remained unchanged.

Additionally the company increased the amount of HP rented in international markets by 33% through additional service in Argentina. Revenue from fabrication and sales increased to $19.0 million from $13.6 million, an increase of 39%, due to a much higher level of fabrication activity in the most recent quarter.

         Gross Margin. Gross margin (defined as total revenue less (i) rental expense, (ii) cost of sales (exclusive of depreciation and amortization), (iii) gain on asset sales and (iv) interest income) for the six months ended September 30, 1998 increased $3.5 million , or 13%, to $30.9 million from gross margin of $27.4 million for the six months ended September 30, 1997. The increase was due to higher utilization and the resulting operating efficiencies related to the rental fleet, the increased capitalization of overhaul expenses of $2.5 million, and increased fabrication activity. The rental gross margin for the six months ended September 30, 1998 increased $4.4 million, or 19%, to $27.5 million compared to gross margin of $23.1 million for the six months ended September 30, 1997 due to the aforementioned factors regarding utilization of the rental fleet and the capitalization of overhaul expenses.

         General and Administrative Expenses. General and administrative expenses for the six months ended September 30, 1998 increased $3.1 million compared to the six months ended September 30, 1997. The increase was due to the management fee payable to Castle Harlan and increased sales and engineering expense in the six months ended September 30, 1998 as the Company incurred additional sales and engineering costs necessary to manage and rent a larger rental fleet and increased fabrication activities.

         Net loss. Primarily as a result of increased interest expense of $14.1 million related to the indebtedness incurred in the Acquisition, reduced income taxes, and the factors discussed above, the Company had a net loss of $.3 million for the six months ended September 30, 1998 compared net income of $5.9 million for the six months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended September 30, the Company generated cash flow from operations of $7.0 million. The Company used this cash flow together with borrowings of $3.4 under established lines of credit and cash on hand of $2.4 million to expend $13.0 million on equipment for its rental operations. During the six months ended September 30, 1998 the Company had a sharp increase in its fabrication activities and as a result has increased its use of working capital for work-in-progress by $8.8 million.

The Company expects to expend approximately $50 million on capital projects during fiscal 1999. Approximately $21 million is included for expansion of its domestic rental fleet, $15 million is for additional expansion into international markets, $10 million is for maintaining and updating the existing fleet, with the balance of $4 million being for the expansion of the fabrication shop in Houston and for new vehicles for service technicians and other capital projects.

The Company anticipates that internally generated cash flow coupled with availability under its established credit facilities will be sufficient to fund domestic and international operations, capital investments, and its obligations to its creditors. The Company's ability to borrow additional funds is limited by its debt obligations.

IMPACT OF THE YEAR 2000

The Company has assessed its internal information and operating systems in order to develop a comprehensive strategy to address the computer software and hardware changes and facility upgrades that are required to remedy Year 2000 related deficiencies inherent in those systems. Generally, the Company is in the process of installing various modifications to existing computer systems to accommodate the problems associated with the Year 2000, and anticipates completing Year 2000 modifications, and replacements and testing by mid-1999. The aggregate cost of such modifications is estimated to be approximately $100,000. The Company has evaluated its embedded technology systems in respect of the Year 2000 problem, and believes that a failure, if any, of such systems would not significantly impact operations.

The Company has not conducted an assessment of Year 2000-related problems originating with third parties outside the Company's control, including the third parties with which the Company has a material relationship. However, the Company has no significant supplier or customer that directly interfaces with the Company's information technology systems. There is no assurance that the computer systems of the suppliers and customers on which the Company relies will be converted timely and will not have a material adverse effect on the Company.

The Company believes that its most reasonably likely worst case Year 2000 scenario would include these elements: (a) one or more of the Company's third party providers will be unable to provide the supplies expected and (b) one or more parts of the Company's internal systems will operate incorrectly. The Company believes that the testing and replacement of its critical systems are minimizing the uncertainties associated with a failure of its systems, which will reveal any significant Year 2000 problems. Such problems will be capable of remediation so that the Company's systems will perform substantially as planned when Year 2000 processing begins. In the event of a systems failure, the Company believes it is equipped to switch to manual processes until such failure is remedied, without significantly impacting operations.

FORWARD LOOKING STATEMENTS

  Certain statements in this report which are not historical facts, including without limitation statements regarding the sufficiency of available cash flows to fund its continuing operations, capital improvements and research and development, and the expected amount of capital expenditures for the fiscal year may be regarded as "forward looking statements" within the meaning of the Securities Litigation Reform Act. Such forward looking statements are subject to the impact of risks and uncertainties that could cause actual results to differ materially from results expressed or implied in such forward looking statements. The risks and uncertainties include, but are not limited to (1) conditions in the oil and gas industry including the price of oil and natural gas and the demand for natural gas, (2) competition among the various providers of contract compression services, (3) changes in safety and environmental regulations pertaining to the production and transportation of natural gas, and (4) changes in economic or political conditions in the international markets in which the Company competes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        a. (1) Consent to Action by Majority Stockholders (the "August Consent") Date of Consent: August 18, 1998

           (2) Consent to Action by Majority Stockholders (the "September Consent")
               Date of Consent: September 18, 1998

        b. Not applicable.

        c. Matters Consent Upon:

           (1) August Consent: Amendment to the Company's Restated Certificate of Incorporation to create a class of non-voting common stock

                                      Common Stock
               Votes For:             195,000
               Votes Against:           --
               Non-Votes:             130,000

           (2) September Consent: Amendment to the Company's Restated Certificate of Incorporation to change certain powers, privileges, preferences and rights of the Company's preferred stock

                                      Common Stock      Preferred Stock
               Votes For:             195,000           780,000
               Votes Against:           --                --
               Non-Votes:             130,000           520,000

        d. Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits


      10            UNIVERSAL COMPRESSION HOLDINGS, INC.
                    INCENTIVE STOCK OPTION PLAN

      27            FINANCIAL DATA SCHEDULE

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three month period ended September 30, 1998.



                                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       UNIVERSAL COMPRESSION HOLDINGS, INC.

Date: November   , 1998                By: /s/ ERNIE L. DANNER
     ---------------------------          -----------------------------
                                          Ernie L. Danner,
                                          Executive Vice President
                                            and Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NUMBER
--------------
10                        UNIVERSAL COMPRESSION HOLDINGS, INC.
                          INCENTIVE STOCK OPTION PLAN

27                        FINANCIAL DATA SCHEDULE