Form 10-Q
period 1998-12-31
UNIVERSAL COMPRESSION HOLDINGS INC
filed 1999-02-16
CIK 1057234

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER 333-48283

                      UNIVERSAL COMPRESSION HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      13-3989167
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)
             4430 BRITTMOORE ROAD
                 HOUSTON, TX                                       77041
   (Address of principal executive offices)                      (Zip Code)

        Registrant's telephone number, including area code 713-466-4103

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

                      UNAUDITED CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              MARCH 31,   DECEMBER 31,
                                                                1998          1998
                                                              ---------   ------------
Current assets:
  Cash and equivalents......................................  $  2,382      $    610
  Accounts receivable.......................................    11,662        14,977
  Inventories...............................................     8,678        18,044
  Deferred tax assets.......................................        67            67
  Other.....................................................     3,121         1,118
                                                              --------      --------
          Total current assets..............................    25,910        34,816

Property, plant and equipment
  Rental equipment..........................................   237,795       268,428
  Other.....................................................    14,611        16,602
  Less: accumulated depreciation............................    (1,366)      (13,497)
                                                              --------      --------
          Net property, plant and equipment.................   251,040       271,533

Goodwill, net of amortization...............................    93,550        93,452
Other assets, net...........................................     9,726         8,737
                                                              --------      --------
          Total assets......................................  $380,226      $408,538
                                                              ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities..................  $ 11,280      $  9,929
  Current portion of long-term debt.........................       750           750
                                                              --------      --------
          Total current liabilities.........................    12,030        10,679

Deferred income taxes.......................................       406           406
Long-term debt..............................................   286,112       316,394
                                                              --------      --------
          Total liabilities.................................   298,548       327,479

Stockholders' equity:
  Series A preferred stock, $.01 par value, 5,000,000 shares authorized, 1,300,000 issued and outstanding and
     $50-per-share liquidation value........................        13            13
  Common stock, $.01 par value, 1,000,000 shares authorized
     and 333,120 shares issued and outstanding..............         3             3
  Treasury stock............................................        --            (1)
  Additional paid-in capital................................    81,234        81,234
  Retained earnings (deficit)...............................       428          (190)
                                                              --------      --------
          Total common stockholders' equity.................    81,678        81,059
          Total liabilities and equity......................  $380,226      $408,538
                                                              ========      ========

           See accompanying notes to unaudited financial statements.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                             PREDECESSOR                   PREDECESSOR
                                             ------------                  ------------
                                                THREE          THREE           NINE           NINE
                                                MONTHS         MONTHS         MONTHS         MONTHS
                                                ENDED          ENDED          ENDED          ENDED
                                             DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                 1997           1998           1997           1998
                                             ------------   ------------   ------------   ------------
Revenues
  Rental...................................    $21,310        $21,762        $62,204        $65,204
  Sales....................................      5,639         11,797         19,267         30,776
                                               -------        -------        -------        -------
          Total revenues...................     26,949         33,559         81,471         95,980

Costs and expenses
  Rentals, exclusive of depreciation and
     amortization..........................      8,176          7,633         25,993         23,602
  Cost of sales, exclusive of depreciation
     and amortization......................      4,161          9,993         13,418         25,517
  Depreciation and amortization............      6,574          4,930         19,657         14,255
  General and administrative...............      2,329          4,162          7,281         12,186
  Interest expense.........................         --          7,274              3         21,415
                                               -------        -------        -------        -------
          Total costs and exp..............     21,240         33,992         66,352         96,975
                                               -------        -------        -------        -------
Income (loss) before income taxes..........      5,709           (433)        15,119           (995)
Income taxes (benefit).....................      2,282           (165)         5,745           (377)
                                               -------        -------        -------        -------
Net income (loss)..........................    $ 3,427        $  (268)       $ 9,374        $  (618)
                                               =======        =======        =======        =======

           See accompanying notes to unaudited financial statements.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1998
                                 (IN THOUSANDS)

                                                              PREDECESSOR
                                                                 1997         1998
                                                              -----------   --------
Cash flow from operating activities:
  Net income................................................   $  9,374     $   (618)
  Adjustments to reconcile net income to cash provided from
     operating activities:
     Depreciation and amortization..........................     19,657       14,255
     Amortization of debt financing activities..............         --          872
     Accretion of discount notes............................         --       13,594
     Change in assets and liabilities.......................     (1,803)     (10,798)
                                                               --------     --------
          Net cash provided by operating activities.........     27,228       17,305

Cash flows from investing activities
  Additions to property, plant, and equipment, net..........     (9,604)     (35,764)
                                                               --------     --------
          Net cash used in investing activities.............     (9,604)     (35,764)

Cash flows from financing activities:
  Principal repayments on long-term debt....................         --         (563)
  Net borrowing on line of credit...........................         --       17,250
  Intercompany payable......................................    (18,190)
                                                               --------     --------
          Net cash used in and provided by financing
            activities......................................    (18,190)      16,687

Decrease in cash............................................       (566)      (1,772)
Cash at beginning of period.................................         --        2,382
                                                               --------     --------
Cash at end of period.......................................   $   (566)    $    610
                                                               ========     ========

           See accompanying notes to unaudited financial statements.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

1. BASIS OF PRESENTATION

     Universal Compression Holdings, Inc. (the "Company") was formed on December 12, 1997 for the purpose of acquiring Tidewater Compression Services, Inc. ("TCS") from Tidewater Inc. ("Tidewater"). The Company formed an acquisition subsidiary ("Acquisition Corp.") which acquired 100% of the voting securities of TCS. Immediately following the acquisition (the "Acquisition"), Acquisition Corp. was merged with and into TCS, which changed its name to Universal Compression, Inc. The Company is a holding company which conducts its operations through its wholly owned subsidiary, Universal Compression, Inc. ("Universal"). These financial statements should be read in conjunction with the financial statements presented in the Company's most recent annual report as of March 31, 1998. That report contains a more comprehensive summary of the Company's major accounting policies. In the opinion of management, the accompanying unaudited financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly its financial position, results of operation and cash flows for the respective periods. Operating results for the three- and nine-month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, Report Comprehensive Income ("SFAS 130"). Comprehensive income is a more inclusive financial reporting methodology that includes disclosures of certain financial information that historically has not been recognized in the presentation of net income. SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. SFAS 130 is effective for periods beginning after December 15, 1997. At December 31, 1998, the Company had no items of comprehensive income, and as a result believes that the adoption of SFAS 130 will have no impact upon implementation.

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

3. INVENTORIES

     Inventories consisted of (in thousands):

                                                             MARCH, 1998   DECEMBER, 1998
                                                             -----------   --------------
Work-in-progress...........................................    $3,199         $12,174
Finished goods.............................................     5,479           5,870
                                                               ------         -------
                                                               $8,678         $18,044
                                                               ======         =======

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     Set forth below is a discussion of the results of operations for the three- and nine-month periods ended December 31, 1998 as compared to the corresponding periods of the previous year. The results for the three-and nine-month periods ended December, 1997 are the results of the predecessor, TCS.

  Three Months ended December 31, 1998

     Revenue. Revenue for the quarter ended December, 1998 increased $6.6 million, or 24%, to $33.6 million compared to $27.0 million for the quarter ended December, 1997 due to increases in both rental revenue and revenue from fabrication and equipment sales. Rental revenue increased 2% to $21.8 million. The increase in rental revenue was due to a 4% increase in utilized horsepower while average rental pricing declined 1%. Additionally the Company increased the amount of HP rented in international markets by 16% through additional service in Argentina. Revenue from fabrication and sales increased to $11.8 million from $5.6 million, an increase of 110%, due to a relatively higher level of fabrication activity.

     Gross Margin. Gross margin (defined as total revenue less (i) rental expense, (ii) cost of sales (exclusive of depreciation and amortization), (iii) gain on asset sales and (iv) interest income) for the quarter ended December 31, 1998 increased $1.3 million, or 9%, to $15.9 million from gross margin of $14.6 million for the quarter ended December 31, 1997. The increase was due to higher utilization and the resulting operating efficiencies related to the rental fleet and the increased capitalization of overhaul expenses of $.7 million. The rental gross margin for the quarter ended December 31, 1998 increased $1.0 million, or 8%, to $14.1 million compared to gross margin of $13.1 million for the quarter ended December 31, 1997 due to the aforementioned factors regarding utilization of the rental fleet and the capitalization of overhaul expenses.

     General and Administrative Expenses. General and administrative expenses for the quarter ended December 31, 1998 increased $1.8 million compared to the quarter ended December 31, 1997. The increase was primarily due to the management fee payable to Castle Harlan and increased sales and engineering expense in the quarter ended December 31, 1998 as the Company added the additional sales and engineering personnel necessary to manage and rent a larger rental fleet.

     Net loss. Primarily as a result of increased interest expense of $7.3 million related to the indebtedness incurred in the Acquisition and expansion of the rental fleet, reduced income taxes, and the factors discussed above, the Company had a net loss of $0.3 million for the quarter ended December 31, 1998 compared net income of $3.4 million for the quarter ended December 31, 1997.

  Nine Months ended December 31, 1998

     Revenue. Revenue for the nine months ended December 31, 1998 increased $14.5 million, or 18%, to $96.0 million compared to $81.5 million for the nine months ended December, 1997 due to increases in both rental revenue and revenue from fabrication and equipment sales. Rental revenue increased 5% to $65.2 million. The increase in rental revenue was principally due to a 6% increase in utilized horsepower while average rental pricing remained unchanged. Additionally the Company increased the amount of HP rented in international markets by 26% through additional service in Argentina. Revenue from fabrication and sales increased to $30.8 million from $19.3 million, an increase of 60%, due to a much higher level of fabrication activity in the most recent quarter.

     Gross Margin. Gross margin (defined as total revenue less (i) rental expense, (ii) cost of sales (exclusive of depreciation and amortization), (iii) gain on asset sales and (iv) interest income) for the nine months ended December 31, 1998 increased $4.8 million, or 11%, to $46.9 million from gross margin of $42.1 million for the nine months ended December 31, 1997. The increase was due to higher utilization and the resulting operating efficiencies related to the rental fleet, the increased capitalization of overhaul expenses of $3.3 million, and increased fabrication activity. The rental gross margin for the nine months ended December 31, 1998 increased $5.4 million, or 15%, to $41.6 million compared to gross margin of $36.2 million for the nine months ended December 31, 1997 due to the aforementioned factors regarding utilization of the rental fleet and the capitalization of overhaul expenses.

     General and Administrative Expenses. General and administrative expenses for the nine months ended December 31, 1998 increased $4.9 million compared to the nine months ended December 31, 1997. The increase was primarily due to the management fee payable to Castle Harlan and increased sales and engineering expense in the nine months ended December 31, 1998 as the Company incurred additional sales and engineering costs necessary to manage and rent a larger rental fleet and increased fabrication activities.

     Net loss. Primarily as a result of increased interest expense of $21.4 million related to the indebtedness incurred in the Acquisition and expansion of the rental fleet, reduced income taxes, and the factors discussed above, the Company had a net loss of $.6 million for the nine months ended December 31, 1998 compared net income of $9.4 million for the nine months ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended December 31, 1998, the Company generated cash flow from operations of $17.3 million. The Company used this cash flow together with borrowings of $16.7 million under established lines of credit and cash on hand of $1.8 million to expend $35.8 million on equipment for its rental operations. During the nine months ended December 31, 1998 the Company had a sharp increase in its fabrication activities and as a result has increased its use of working capital for work-in-progress by $9.0 million.

     The Company expects to expend approximately $66 million on capital projects during fiscal 1999. Approximately $21 million is included for expansion of its domestic rental fleet, $30 million is for additional expansion into international markets, $10 million is for maintaining and updating the existing fleet, with the balance of $5 million being for the expansion of the fabrication shop in Houston and for new vehicles for service technicians and other capital projects.

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

FORWARD LOOKING STATEMENTS

     Certain statements in this report which are not historical facts, including statements regarding the sufficiency of available cash flows to fund its continuing operations, capital improvements and research and development, and the expected amount of capital expenditures for the fiscal year may be regarded as "forward looking statements" within the meaning of the Securities Litigation Reform Act. Such forward looking statements are subject to the impact of risks and uncertainties that could cause actual results to differ materially from results expressed or implied in such forward looking statements. The risks and uncertainties include, but are not limited to (1) conditions in the oil and gas industry including the price of oil and natural gas and the demand for natural gas, (2) competition among the various providers of contract compression services, (3) changes in safety and environmental regulations pertaining to the production and transportation of natural gas, and (4) changes in economic or political conditions in the international markets in which the Company competes.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     None.

                           PART II. OTHER INFORMATION

ITEM 5: OTHER INFORMATION.

        The Voting Trust Agreement filed as Exhibit 9.1 of this form relates to 4,000 shares of the Company's Common Stock, $.01 par value and 16,000 shares of the Company's Series A Preferred Stock, $.01 par value sold in January 1999.

ITEM 6: EXHIBITS AND REPORT ON FORM 8-K.

  (a) Exhibits.

     The following documents have been included as Exhibits to this form:

     EXHIBIT NUMBER
     --------------
           4.1           -- First Amendment to Credit Agreement dated November 13,
                            1998, among Universal Compression Holdings, Inc.,
                            Universal Compression, Inc., Bankers Trust Company, as
                            agent and the lenders party thereto.
           9.1           -- Voting Trust Agreement, dated December 1, 1998, among
                            Universal Compression Holdings, Inc., John K. Castle, as
                            voting trustee and certain other parties thereto.
          27             -- Financial Data Schedule.

  (b) Reports on Form 8-K.

     The Company did not file any reports on Form 8-K during the three month period ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         UNIVERSAL COMPRESSION HOLDINGS, INC.

                                         By:       /s/ ERNIE L. DANNER
                                            ------------------------------------
                                                      Ernie L. Danner
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: February 16, 1999

                               INDEX TO EXHIBITS

     EXHIBIT NUMBER
     --------------
           4.1           -- First Amendment to Credit Agreement dated November 13,
                            1998, among Universal Compression Holdings, Inc.,
                            Universal Compression, Inc., Bankers Trust Company, as
                            agent and the lenders party thereto.
           9.1           -- Voting Trust Agreement, dated December 1, 1998, among
                            Universal Compression Holdings, Inc., John K. Castle, as
                            voting trustee and certain other parties thereto.
          27             -- Financial Data Schedule.