Form 10-K
period 1999-03-31
UNIVERSAL COMPRESSION HOLDINGS INC; UNIVERSAL COMPRESSION INC
filed 1999-06-29
CIK 1057234, 1057233

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________ to ________________.

                  Commission File Nos.:  333-48283
                                       ----------------
                                         333-48279
                                       ----------------


                      UNIVERSAL COMPRESSION HOLDINGS, INC.
                          UNIVERSAL COMPRESSION, INC.
           (Exact name of registrants as specified in their charters)

                 DELAWARE                                                  13-3989167
                   TEXAS                                                   74-1282680
(States or other jurisdictions of incorporation)              (I.R.S. Employer Identification Nos.)

          4440 BRITTMOORE ROAD
             HOUSTON, TEXAS                                                 77041-8004
(Address of principal executive offices)                                    (Zip Code)

                                 (713) 335-7000
                        (Registrants' telephone number,
                              including area code)

               SECURITIES OF UNIVERSAL COMPRESSION HOLDINGS, INC.
                REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          Name of Each Exchange
Title of Each Class:                                      on Which Registered:
-------------------                                       --------------------
       None                                                         N/A

               SECURITIES OF UNIVERSAL COMPRESSION HOLDINGS, INC.
                REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     11 3/8% SENIOR DISCOUNT NOTES DUE 2009


                   SECURITIES OF UNIVERSAL COMPRESSION, INC.
                REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          Name of Each Exchange
Title of Each Class:                                      on Which Registered:
-------------------                                       --------------------
       None                                                         N/A

                   SECURITIES OF UNIVERSAL COMPRESSION, INC.
                REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     9 7/8% SENIOR DISCOUNT NOTES DUE 2008

         UNIVERSAL COMPRESSION, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

         Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         There is currently no established market for the common equity of Universal Corporation Holdings Inc. or Universal Compression, Inc.

         The number of shares of Common Stock of Universal Compression Holdings, Inc. outstanding as of March 31, 1999 was 329,736.

         As of March 31, 1999, all 4,910 outstanding shares of common stock, par value $10.00 per share, of Universal Compression, Inc. were held by Universal Compression Holdings, Inc.

                                     PART I

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K contains certain forward-looking statements and information relating to Universal Compression Holdings, Inc. and Universal Compression, Inc., their industry and the U.S. and international oil and gas business that is based on the beliefs of the management of the companies, as well as assumptions made by and information currently available to the management of the companies. When used in this Form 10-K, the words "estimate", "project", "believe", "anticipate", "intent", "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of the companies with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Factors that may affect the plans or results of the companies include their significant leverage and debt service obligations, limitations imposed by their indebtedness, oil and gas industry conditions, international market conditions, dependence on key personnel, environmental regulations and competition. Many of these factors are beyond the control of the companies. The companies do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS

GENERAL

         Universal Compression Holdings, Inc. (the "Company") was formed in December 1997 and serves as a holding company which conducts its operations through its wholly owned subsidiary, Universal Compression, Inc. ("Universal").

         The Company is a leading provider of natural gas compressor rental, maintenance and operations services to the domestic and international oil and gas industry, owning one of the largest domestic gas compressor fleets, and has a growing presence in key international markets. Founded in 1954, the Company has an operating presence in all active domestic gas compression markets. The Company has a broad base of over 500 customers and its 545,000 horsepower (HP) gas compression rental fleet is comprised of over 2,700 units. As a complement to its rental operations, the Company designs and fabricates compression units for its own fleet as well as for its global customer base.

         Compression equipment is primarily utilized in the production, processing, transportation and storage of natural gas and in certain applications facilitating the production of oil. Rental units are primarily employed in the field compression segment encompassing production and gas gathering. Renting compression equipment affords customers: (i) the ability to efficiently meet changing compression requirements while limiting capital investments in such equipment, (ii) access to the compression rental companies' technical skills which often leads to improved production rates and (iii) overall reduction in compression costs through the elimination of expenditures associated with owning and maintaining compressor units.

         The Company primarily competes in the market for field natural gas compression equipment. In the United States, this market constitutes compressors aggregating approximately 14.8 million HP, of which approximately
4.1 million HP are rented compressors. Total annual revenues for the domestic rental and other contract field compression service market for 1998 has been estimated at $550 million. The rented share of total domestic field compression market grew from 20% to approximately 27% between 1992 and 1998. Increased utilization of natural gas compression equipment is directly related to changing gas reservoir pressures. As gas is released from gas formations, the natural reservoir pressure of those formations continually declines. As the declining pressure approaches the line pressure of the gas-gathering or pipeline system used to transport the gas, compression equipment must be applied to boost the pressure in order to allow the gas to be brought to market.

         The international field gas compression market is currently substantially smaller than the domestic market. Growth in the international field compression market will be driven by growth rates in natural gas consumption and by an increased emphasis on cost effective operations resulting from the ongoing privatization of national energy organizations and by environmental restrictions on the "flaring" of natural gas.

         As contrasted to the domestic market, the current international rental compression market is substantially comprised of large HP compressors which are maintained and operated by compressor rental providers. A significant portion of the market is comprised of turnkey installation projects, which includes the design, delivery, installation, operation and maintenance of the compression and ancillary gas treating equipment by the rental company. The only matter left to the responsibility of the customer is to provide fuel gas. Turnkey installation projects are generally anticipated to remain on-site an average of five years and result in higher revenues due to higher installation costs and full service operations and maintenance.

         Historically, many international energy producers have been state-owned entities that are less sensitive or indifferent to traditional capital markets-influenced concerns about profitability and cash flow. As state-owned entities privatize, the desire to enhance cash flow and profitability is expected to motivate these entities to rent rather than to purchase compression equipment. Energy producers are replacing the outdated compressors currently being utilized in many international areas. As a result of these factors, the market for rental compression is expected by industry experts to grow as more companies realize the economic benefits of rental compression.

NATURAL GAS COMPRESSION OVERVIEW

          Compression equipment is utilized in the production, transportation, processing and storage of natural gas and in certain applications facilitating the production of oil. Gas compression that is utilized prior to the "main line transmission system," which transports gas from production to storage or the end user is considered "field" compression. The Company has been active in both segments of the field compression market: production and gas-gathering. During the production phase, compression is used to boost the pressure of natural gas from the wellhead so the gas can be moved from the well to a pipeline for transmission to an end-user. Typically, these applications require portable low to mid-range HP compression equipment located at or near the wellhead. As wells age and domestic gas reservoir pressure recedes, larger HP compression equipment is frequently introduced. The continually dropping pressure levels in gas fields require constant modification and variation of on-site compression equipment. In addition, gas compression is utilized to enhance the production of mature oil wells through gas-lift and gas-injection operations.

         Gas producers, transporters and processors have historically owned most of the compression equipment used in their operations. Owned equipment is usually maintained and operated by these entities. Gas production and transportation companies that rent compression equipment have two options of maintaining and/or operating such equipment. Full maintenance calls for the rental company to be responsible for the repair and general up-keep of the equipment, while the customer usually remains responsible for installing and handling the day-to-day operation of the equipment. Contract compression, on the other hand, require the rental company to maintain and operate and, in many cases, to install the equipment. Often, a rental company providing contract compression will inspect the equipment daily, provide consumables such as oil and antifreeze and, if necessary, be present at the site for several hours each day.

         By renting compression equipment and/or contracting for the maintenance of such equipment, the producers, transporters and processors are able to avoid the costs of (i) purchasing a full line of compression equipment necessary to service their changing needs, (ii) maintaining a spare parts inventory and (iii) retaining dedicated compression personnel, including engineers and field service employees. Management believes that rental companies achieve run times significantly higher than those achieved by owners operating their own equipment.

NATURAL GAS INDUSTRY

         The Company believes that a significant factor in the growth of the gas compression equipment market is the increasing consumption of natural gas, both domestically and internationally.

         In the United States, natural gas is the second leading fuel in terms of total consumption and is the fuel of choice for power generation and industrial use. In recent years, natural gas has increased its market share of total domestic energy consumption. The closure of nuclear power plants and the current economic expansion have further contributed to the increased consumption of natural gas. Domestic consumption of natural gas increased by 14% from 1990 through 1998 to approximately 22 trillion cubic feet ("TCF") and industry sources forecast the consumption of natural gas to increase approximately 25% to 28-30 TCF by 2010.

         Natural gas consumption is growing in the international markets as well, and it is anticipated that natural gas will overtake coal as the second leading fuel in terms of total consumption over the next 20 years. Increasing international natural gas consumption is partially attributable to a growing environmental awareness and to a desire by a number of oil exporting nations to develop a local energy source that permits greater oil exports. Countries that historically treated natural gas as a by-product of the more valuable oil products and flared gas at the wellhead are now enacting no-flare requirements and building in-country infrastructures to utilize natural gas as a clean and viable fuel for local consumption. Furthermore, electrical power generation requirements are escalating rapidly in developing countries, and the fuel of choice tends to be natural gas.

                               COMPANY OPERATIONS

HISTORY

         Universal was originally incorporated in 1954 under the name South Coast Gas Company. Tidewater, Inc. acquired South Coast Gas Company in 1968 and renamed it Tidewater Compression Services, Inc. At the time of its acquisition by Tidewater, Inc., Universal had five employees and a 35 unit fleet of natural gas compressors that generated approximately $500,000 of annual rental revenue.

         Between 1968 and 1992, Universal increased its fleet of natural gas compressors to 800 units, through internal growth and the acquisition of three gas compression rental companies. From 1993 to 1995, Universal grew dramatically and initiated the current phase of industry consolidation through the acquisition of four rental compression companies: Allison Production Services and BJC Operating Company in 1993 and Halliburton Compression Service ("Halliburton") and Brazos Gas Compressing Company ("Brazos") in 1994.

         Effective February 1998, Tidewater Acquisition Corporation acquired 100% of the voting securities of Tidewater Compression Services, Inc. ("TCS") from Tidewater, Inc. (the "Acquisition"). Immediately following the Acquisition, Tidewater Acquisition Corporation was merged with and into Tidewater Compression Services, Inc. and changed its name to Universal Compression, Inc. Universal is a wholly-owned subsidiary of the Company, both of which were organized and are controlled by Castle Harlan Partners III ("CHP"), a private investment fund managed by Castle Harlan, Inc., a merchant banking firm.

RENTAL COMPRESSOR FLEET

         At March 31, 1999, the Company owned 2,701 natural gas compressors ranging in size from 15 HP to 1,400 HP, with an average of 200 HP as reflected in the following table:

                                                Number        Total HP         % of
HP Range                                       of Units      Horsepower      Horsepower
---------------------------------------        --------      ----------      ----------
   0 -     99 .........................           1,001        59,800          11.0%
 100 -    299 .........................           1,167       194,100          35.7%
 300 -    599 .........................             328       118,400          21.7%
 600 -  1,400 .........................             205       172,300          31.6%
                                                -------       -------          -----
      Total                                       2,701       544,600         100.0%

         The Company has standardized its rental fleet around two gas compressor platforms: Ajax for smaller HP applications and Ariel for larger HP applications. Over 90% of the HP of the Company is of these two types. This high level of fleet standardization and durability (i) enables the Company to minimize its fleet maintenance capital requirements, (ii) enables the Company to minimize inventory costs, (iii) facilitates low-cost compressor resizing, and (iv) allows the Company to develop strong technical proficiency in its maintenance and overhauling operations. The Company believes that this standardization has allowed it to realize high run-time rates while maintaining low operating costs, which benefits both the Company and its customers.

         The Company's Ajax fleet is a significant factor in the Company's rental customer base. Many customers have exhibited loyalty to Ajax compressors because of their high reliability. Also, due to its design, the Ajax compressor burns the broadest variety of fuel gas, including "sour" gas, which is produced in a number of domestic and international regions.

         There has been substantial growth in customer demand in recent years in the over 600 HP category, and management intends to focus future growth on this segment of the market. In developing the Company's higher HP fleet of compressors, the Company intends to fabricate units for its fleet primarily utilizing Ariel compressors driven by Caterpillar or Waukesha engines. These compressors operate at higher speeds and, although larger than the low HP compressors, are transportable. The combination of these larger HP units and the lower HP Ajax units enable the Company to offer it's customers gas compressors for use in many segments of field gas production and gathering.

         During fiscal 1999, in addition to fabricating new gas compressors for the rental fleet, the Company began to pursue the acquisition of gas compressors through purchase and leaseback transactions. These transactions enable producers and other industry participants to outsource essential but non-core activities, including gas compression services, to focus on core activities and reduce capital investment. These outsourcing opportunities typically involve sizeable fleets of operating units that are purchased in place and leased back to the customer on a long-term basis. The Company believes the volume of purchase and leaseback transactions will increase over the next several years.

MARKETS AND CUSTOMERS

         The Company's customer base consists of over 500 domestic and international companies engaged in all aspects of the oil and gas industry, including major integrated oil and gas companies, international state owned oil and gas companies large and small independent producers, natural gas processors, gatherers and pipelines. The Company has entered into strategic alliances with certain customers pursuant to which the Company receives preferential consideration regarding compressor procurement decisions. In connection with these strategic alliances, customers receive the benefit of enhanced product availability, product support and negotiated pricing. No single rental customer accounts for as much as 10% of the Company's total revenues. The Company's top 20 customers accounted for approximately 50% of rental revenues in fiscal 1999.

DOMESTIC OPERATIONS

         The Company has compressor services operations in 23 of the 48 contiguous states and operates out of approximately 30 sales and service locations. The Company's marketing and client service functions are performed on a coordinated basis by the Company's sales and field service personnel. Salespersons regularly visit their customers to determine customer satisfaction and needs with respect to current services being provided and to ascertain potential compressor requirements. Salespersons also communicate regularly with field service employees who, in many cases, have day-to-day relationships with key customer personnel and may have advance notice of customer planning. This ongoing communication between the sales and field service personnel allows the Company to quickly identify and respond to customer requests. When a salesperson is advised of a new rental opportunity, that salesperson obtains relevant information concerning the project including gas flow, pressure and gas composition. The salesperson will then search a computerized data base to determine the availability of an appropriate compressor unit in the Company's fleet for that project and determine if the available unit requires maintenance, reconfiguration or major overhaul. If providing the appropriate unit would entail significant overhaul cost, the salesperson will communicate with the customers, engineer and field service personnel and contact a supervisor to determine the timing of the required maintenance or overhaul to then develop a competitive rental proposal. The Company's engineers and financial personnel are highly involved in the early stages of the proposal process for larger HP installation and turnkey opportunities. Rental rates are generally determined by compressor category based on the Company's standardized rental rates with variations as necessary to secure the rental contract and assure profitability of that contract. The Company's rental contracts utilize variable formats of a standard rental contract associated with a master service agreement. The standard rental contract documents the technical specifications, equipment selection and performance, site location and pricing of the individual project.

         The majority of the Company's rental agreements provide for full maintenance. Optional items such as oil, antifreeze, freight, insurance and other items may be either itemized or included in the basic monthly rental rate. Initial rental terms are usually six months, with some projects committed for as long as eight years. At the end of the initial term, rentals continue at the option of the lessee on a month-to-month basis. After that time, the compressor may be returned or replaced by a smaller compressor. This constant need for varying the size and/or configuration of compressor packages in the same location is a significant advantage for rented compressors as compared to owned compression equipment.

INTERNATIONAL OPERATIONS

         In recent years, the Company has been expanding its presence in the international compression rental markets. The Company's presence in the international compression markets, which dates back five years, has generated higher margins for the Company and has produced longer-term contracts than its domestic business. As of March 31, 1999, the Company had 34 units aggregating approximately 22,000 HP operating under contract in these markets. The Company is currently involved in several large South American projects aggregating 31,000 horsepower with contracts for six to seven years that will begin operating during the first half of fiscal 2000. For the twelve months ended March 31, 1999, approximately 8% of the Company's rental revenue was generated internationally.

         The Company's international operations are focused on large HP compressor markets and frequently involve turnkey projects. These projects require the Company to provide complete engineering and design in the proposal process. Commercial negotiations proceed only after the acceptance of proposed engineering designs and concepts. The Company's international contracts generally are substantively similar to domestic contracts subject to language and local law modifications. In the Spanish-speaking countries of South America, the contracts differ significantly from domestic contracts because individual contracts are negotiated for each project.

OPERATIONS, MAINTENANCE AND OVERHAUL SERVICES

         The Company provides contract compression on most of its larger HP units, including its international units, and on customer-owned units. Operating a compressor involves working closely with a customer's field service personnel so that the compressor can be adjusted to efficiently match changing characteristics of the gas produced. The Company generally operates the large HP compressors, the fee for which is included as part of the rental rate. Large HP units are more complex and by operating the equipment the Company reduces its maintenance and overhaul expenses. While the Company does not require its customers to retain the Company to operate smaller HP units, the Company generally trains its customers' personnel in fundamental compressor operations.

         The Company maintains two major overhaul facilities, one in Houston, Texas and the other in Mineral Wells, Texas. The Company maintains a third overhaul facility located in Grand Junction, Colorado as well as 23 field service facilities. The Company provides maintenance services on substantially all of its rental fleet and contract compression for most of its larger HP units. Maintenance services include the repair and general up-keep of compressor equipment. As an adjunct to its maintenance business, the Company offers (at additional cost) supplies and services such as antifreeze, lubricants, property damage insurance on the equipment, and prepaid freight to the job site. The Company also may provide for installation, which for its typical lower, mid-range and smaller HP units involves significantly less engineering and cost than the turnkey concept prevalent in the international markets as discussed above.

         The Company's field gas compressors are maintained in accordance with daily, weekly, monthly and annual maintenance schedules that have been developed and refined over the Company's long history of maintaining and operating its compressors. These procedures are constantly updated as technology changes and Operations develop new techniques and procedures. In addition, because the Company's field technicians provide maintenance on substantially all of the Company's installed compression equipment, they are familiar with the condition of that equipment and can readily identify potential problems.

         The Company has trained and equipped field service representatives and mechanics located throughout the United States. The field service representatives are responsible for preventive maintenance, repair, preparation and installation of rental units. The mechanics perform major overhaul and unit rework in the major overhaul facilities. On average, each of the Company's units undergoes a major overhaul once every six to seven years. A major overhaul involves the rebuilding of the unit in order to materially extend its useful life. Each overhaul facility is equipped with in-house engine rebuild and test equipment, full machine shops, environmentally-approved painting facilities and high capacity cranes. One of the Company's overhaul facilities operates unit test loop and functions as a full time training center.

         The Company also has a technical service group which is involved in the Company's turnkey proposals and monitors the Company's larger HP units. This group utilizes equipment that permits field and remote diagnostic analyses of engines and compressors, as well as emission analyses to insure compliance with regulatory requirements.

FABRICATION AND SALES

         As a complement to its compressor rental service operations, the Company designs, engineers, assembles and sells gas and air compressors for engineering and construction firms, as well as for exploration and production companies both domestically and internationally. The Company also fabricates compressors for its own fleet. The Company's fabrication facilities are located in Houston, Texas. In April of 1999 construction was completed on a new 20,000 square foot fabrication shop and paint booth which enhances the Company's ability to meet customer requirements and the development of the Company's fleet of larger HP compressors. When servicing third-party customers, the Company provides its customers with compressors that are built in accordance with specific criteria of the customer as well as compressors that are prepackaged. The Company acts as a distributor for Ariel gas compressors and Atlas Capco air compressors. Certain of the compressors manufactured by these entities are also used by the Company in its design and fabrication operations. Thirty-four percent of the Company's total revenues for the twelve months ended March 31, 1999 were generated from its fabrication and sales operations.

EMPLOYEES

         As of March 31, 1999, the Company had 530 employees. None of the Company's employees are covered by a collective bargaining agreement. Management believes that the Company's relationship with its employees is satisfactory.

COMPETITION

         The natural gas compressor rental, maintenance, service and fabrication business is highly competitive. The Company experiences competition from companies with greater financial resources and, on a regional basis, from several smaller companies which compete directly with the Company.

         At March 31, 1999, the Company's main competitors were Hanover Compressor Company, Weatherford-Global Compression, Production Operators, Compressor Systems, JW Operating and Dresser Rand. The Company believes that it competes effectively on the basis of customer service (including the availability of personnel in remote locations), price flexibility in meeting customer needs and quality and reliability of its compressors and related services.

         The Company's compressor fabrication business competes with other fabricators of compressor units. The compressor fabrication business is dominated by a few major competitors, several of which also compete with the Company in the compressor rental business.

GOVERNMENTAL REGULATION

         The Company is subject to various federal and state laws and regulations relating to environmental protection, including, but not limited to, regulations regarding emission controls. These laws and regulations may affect the costs of the Company's operations. As with any owner of property, the Company is also subject to clean-up costs and liability for hazardous materials, asbestos, or any other toxic or hazardous substance that may exist on or under any of its properties.

         The Company believes that it is in substantial compliance with environmental laws and regulations and that the phasing in of emission controls and other known regulatory requirements at the rate currently contemplated by such laws and regulations will not have a material adverse effect on the Company's financial condition or results of operations. Notwithstanding the foregoing, the Company may not be in full compliance with certain environmental requirements, in part because of the Company's growth through several acquisitions. For example, some of the Company's facilities may not possess proper waste generation identification numbers, may not be in compliance with underground storage tank ("UST") registration requirements, and may require the installation of secondary containment around various material storage areas. In addition, the Company is in the process of determining whether it needs certain permits (such as stormwater and waste water discharge permits and air emission permits) at several of its facilities. If the Company determines it is not in full compliance with all applicable environmental laws, it intends to take the necessary action to bring itself into compliance.

         The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons considered responsible for the release of "hazardous substances" into the environment. These persons include the generator of hazardous substances, the past or present owner or operator of the disposal site where the release occurred and companies that transported the hazardous substances to the site. Under CERCLA, such responsible persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, for the costs of certain health studies and other costs. Furthermore, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. The Company could incur future liability under Federal, state and common law, including CERCLA and its state law counterparts, for any such damages that occur as a result of its past operations.

         The Resource Conservation and Recovery Act ("RCRA") and regulations promulgated thereunder govern the generation, storage, transfer and disposal of hazardous wastes. The Company must comply with RCRA regulations for any of its operations that involve the generation, management, or disposal of hazardous wastes (such as painting activities or the use of solvents).

         Studies performed prior to the Acquisition indicated that conditions at certain properties previously or currently owned or operated by the Company may require remediation under environmental laws. Additional studies of Company properties are ongoing, which may further define remedial obligations, the costs of which may be material. The Company believes that former owners and operators of many of these properties, including but not limited to Tidewater, are responsible under environmental laws and contractual agreements to pay for or perform such remediations, or to indemnify the Company for its remedial costs. There can be no assurance that such other entities will fulfill their legal or contractual obligations, and their failure to do so could result in material costs to the Company.

         Stricter standards in environmental legislation or regulations that may affect the Company may be imposed in the future, such as proposals to make hazardous wastes subject to more stringent and costly handling, disposal and clean-up requirements. Accordingly, new laws or regulations or amendments to existing laws or regulations could require the Company to undertake significant capital expenditures and could otherwise have a material adverse effect on the Company's business, results of operations and financial condition.

         Since 1992, there have been various proposals to impose taxes with respect to the energy industry, none of which have been enacted and all of which have received significant scrutiny from various industry lobbyists. At the present time, given the uncertainties regarding the proposed taxes, including the uncertainties regarding the terms which the proposed taxes might ultimately contain and the industries and persons who may ultimately be the subject of such taxes, it is not possible to determine whether any such tax will have a material adverse affect on the Company.


ITEM 2. PROPERTIES

         The following table describes the Company's owned facilities:


                    Location                             Square Feet              Acreage                  Uses
---------------------------------------------------      -----------              -------             ---------------
 Houston, Texas ...................................        114,000                  30.0        Corporate Headquarters,
                                                                                                overhaul and fabrication

 Mineral Wells, Texas .............................         83,000                  37.0        Overhaul and field service

 Bridgeport, Texas ................................         18,000                   2.5        Field service

 Grand Junction, Colorado .........................         11,000                   2.8        Overhaul and field service

 Stinnett, Texas ..................................          4,000                   4.0        Field service


         In addition to the Company's owned facilities, the Company leases 21 domestic field service offices and two international sales offices.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not currently involved in any material litigation or proceeding and is not aware of any such litigation or proceeding threatened against it.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of its fiscal year ended March 31, 1999.


                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is currently no established market for the common equity of the Company or Universal.


ITEM 6. SELECTED FINANCIAL DATA

                       SELECTED HISTORICAL FINANCIAL DATA

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

         The following table sets forth summary financial data for the Company and its predecessor, Tidewater Compression Service, Inc. ("TCS"). The summary historical financial data for TCS as of and for each of the years in the three-year period ended March 31, 1997 and for the period from April 1, 1997 through February 20, 1998 and the summary historical financial data for the Company as of and for the 39 day period ending March 31, 1998 and for the year ended March 31, 1999 have been derived from the respective audited financial statements. The following financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", TCS financial statements and notes thereto and the Company's and Universal's financial statements and notes thereto, all appearing elsewhere herein.

                                                         TCS                                            COMPANY
                                     ---------------------------------------------  ------------------------------------------------
                                                                      PERIOD FROM     PERIOD FROM
                                           YEARS ENDED MARCH 31,     APR. 1,1997     DEC. 12, 1997      PRO-FORMA
                                     ------------------------------     THROUGH        THROUGH         YEAR ENDED      YEAR ENDED
                                        1995     1996       1997     FEB. 20, 1998  MAR. 31, 1998(8) MAR. 31, 1998(9) MARCH 31, 1999
                                     --------- ---------  ---------  -------------  ---------------  ---------------  --------------
 INCOME STATEMENT DATA:

 Revenue ..........................  $  84,682 $ 110,464  $ 113,886    $ 95,686       $  13,119        $ 108,805        $ 129,498
 Gross margin(1) ..................     37,604    51,685     48,332      47,752           6,891           58,443           61,887
 Depreciation and amortization ....     15,472    26,997     26,163      23,310           1,560           19,307           19,314
 Selling, general and
  administrative expenses .........      8,888    10,508     11,004       8,669           1,305           13,037           16,863
 Operating income(2) ..............     13,244    14,180     11,165      15,773           4,026           26,099           25,710
 Interest expense, net ............      3,469     3,706         --          --           3,203           32,474           29,313
 Income tax expense (benefit) .....      4,648     3,745      4,724       6,271             409           (1,888)          (1,031)
 Net income (loss) ................      6,319     5,972      7,842      10,759             430           (3,214)          (2,361)

 OTHER DATA:
 EBITDA(3) ........................  $  29,908 $  40,420  $  38,729    $ 40,340       $   5,602           46,679        $  45,235
 Acquisitions(4)(5) ...............    240,000        --         --          --         350,000               --               --
 Cash flows from (used in):
  Operating activities ............     35,880    50,810     41,923      33,491          (1,005)              --           22,793
  Investing activities ............   (256,752)   (1,270)    (8,836)    (13,797)       (353,145)              --          (62,996)
  Financing activities ............    220,872    49,506    (33,121)    (17,870)        356,532               --           40,748
 Ratio of earnings to fixed
  charges(6) ......................        4.1x      3.5x      88.9x      132.1x            1.3x             0.8x             0.9x

                                                                   TCS                                   COMPANY
                                                 ----------------------------------------        ------------------------
                                                                                AS OF MARCH 31,
                                                 ------------------------------------------------------------------------
                                                   1995            1996            1997            1998            1999
                                                 --------        --------        --------        --------        --------
 BALANCE SHEET DATA:
 Working capital(7) .....................        $ 18,686        $ 16,192        $ 13,953        $ 13,882        $ 23,742
 Total assets ...........................         308,339         274,312         257,090         380,226         437,991
 Total debt (including intercompany) ....         249,430         229,657         194,371         286,862         344,677
 Stockholders' equity ...................          43,733          49,705          57,547          81,680          80,774

---------------------

(1) Gross margin is defined as total revenue less (i) rental expense, (ii) cost of sales (exclusive of depreciation and amortization), (iii) gain on asset sales and (iv) interest income.

(2) Operating income is defined as income before income taxes less gain on asset sales and interest income plus interest expense.

(3) EBITDA is defined as net income plus income taxes, interest expense, depreciation and amortization. EBITDA represents a measure upon which management assesses financial performance, and certain covenants in the Company's borrowing arrangements will be tied to similar measures. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as an indicator of the Company's operating performance or to net cash provided by operating activities as a measure of its liquidity. Additionally, the EBITDA computation used herein may not be comparable to other similarly titled measures of other companies.

(4) The Company acquired the assets of Brazos for $35 million in October 1994 and the natural gas compression assets of Halliburton for $205 million in December 1994. The results of Brazos' and Halliburton's operations have been included in the Company's results of operations from the respective dates of acquisition.

(5) On February 20, 1998, the Company acquired 100% of the voting securities of TCS for approximately $350 million. The results of TCS' operations have been included in the Company's operations from the date of the acquisition.

(6) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before income taxes, plus fixed charges. Fixed charges include interest expense on all indebtedness, amortization of deferred financing fees, and one-third of rental expense on operating leases representing that portion of rental expense deemed to be attributable to interest.

(7) Working capital is defined as current assets minus current liabilities.

(8) The Company's financial information is for the period from December 12, 1997 (inception) through March 31, 1998. However, the Company had no operations prior to the Acquisition on February 20, 1998.

(9) The pro forma selected financial data for the year ended March 31, 1998 was derived from the unaudited pro forma consolidated financial statements and give effect to the Acquisition as if it had occurred on April 1, 1997. The unaudited pro forma consolidated financial statements and other data have been prepared under the purchase method of accounting. Under this method of accounting, based on an allocation of the purchase price of the Company, its identifiable assets and liabilities have been adjusted to their estimated fair values. The unaudited pro forma consolidated financial statements and other data have been prepared based on the foregoing and on certain assumptions described in the notes below:

                                         TIDEWATER
                                        COMPRESSION     UNIVERSAL COMPRESSION  ACQUISITION    THE COMPANY
                                      SERVICE, INC.(a)    HOLDINGS, INC.(b)    ADJUSTMENTS      PRO FORMA
                                      ---------------   ---------------------  -----------    -----------
 Revenue
   Rentals .........................     $ 71,644              $ 9,060          $      --      $  80,704
   Sales ...........................       19,924                4,037                 --         23,961
   Other ...........................        3,024                   22                 --          3,046
   Gain on asset sales .............        1,094                    0                 --          1,094
                                         --------              -------          ---------      ---------
 Total Revenue .....................       95,686               13,119                 --        108,805

 Costs and Expenses
   Rentals .........................       31,924                2,804             (3,800)(c)     30,928
   Cost of Sales ...................       14,753                3,408                 --         18,161
   Depreciation and amortization ...       23,310                1,560             (5,563)(d)     19,307
   General and administrative ......        8,669                1,305              3,063 (e)     13,037
   Interest expense ................           --                3,203             29,271 (f)     32,474
                                         --------              -------          ---------      ---------
                                           78,656               12,280             22,971        113,907

 Income (loss) before income taxes         17,030                  839            (22,971)        (5,102)

 Income tax expense (benefit) ......        6,271                  409             (8,568)(g)     (1,888)
                                         --------              -------          ---------      ---------
   Net Income (loss) ...............     $ 10,759              $   430          $ (14,403)     $  (3,214)
                                         ========              =======          =========      =========

---------------------

         (a) Represents the historical financial statements of the Predecessor for the period from April 1, 1997 through February 20, 1998.

         (b) Represents the historical consolidated financial statements of the Company for the period from December 12, 1997 (inception) through March 31, 1998. However, the Company had no operations until the Acquisition on February 20, 1998.

         (c) Reflects the effect of a change in accounting policy for capitalization of major overhauls.

         (d) Reflects an adjustment to depreciation expense resulting from the allocation of purchase price and the change in accounting policy referred to in note (c). Depreciation and amortization expense for rental equipment is calculated using a 20% salvage value and an estimated useful life of 15 years. All remaining depreciation for property and equipment is calculated on the straight-line basis with estimated useful lives ranging from two to 25 years. Depreciation for capitalization overhauls is calculated using a three-year estimated useful life. Goodwill amortization is calculated over an estimated 40-year life.

         (e) Reflects the management fee paid to Castle Harlan, Inc. of $3 million and estimated incremental costs associated with being a stand-alone public company. Such stand-alone costs include legal, accounting and personnel costs.

         (f) Interest expense adjustments are as follows based on the following assumptions:

                                                                        Fiscal Year
                                                                            1998
                                                                        -----------
 Revolving Credit Facility, $35 million at 9.75% .................        $ 3,427
 Senior Discount Notes, $25 million at 11.375%, due 2009 .........          3,313
 Senior Discount Notes, $152 million at 9.875%, due 2008 .........         16,886
 Term Loan Credit Facility, $75 million at 10% ...................          7,481
 Commitment Fee, $48 million at 0.5% .............................            239
                                                                          -------
                                                                           31,346
 Amortization of deferred financing costs ........................          1,128
                                                                          -------
 Total Interest Expense ..........................................        $32,474
                                                                          =======

                           Interest on the revolving credit facility and the
                  term loan credit facility is based on LIBOR plus 2.25% and LIBOR plus 2.50%, respectively. The interest rates on the revolving credit facility and the term loan credit facility at March 31, 1998 under an available prime rate option were 9.75% and 10.0%, respectively. Interest on each of the senior discount notes due 2009 and the senior discount Notes due 2008 has been calculated based on the fixed rate of 11.375% and 9.875%, respectively, compounded semiannually on principal plus accumulated interest. A fluctuation of .125% of actual rates related to the revolving credit facility and the term loan credit facility would result in an approximate change of $137,000 in interest expense.

         (g) Reflects an adjustment to income tax expense to effect a statutory tax rate of 37%.

                          UNIVERSAL COMPRESSION, INC.

         The following table sets forth summary financial data for Universal and its predecessor, Tidewater Compression Service, Inc. ("TCS"). The summary historical financial data for TCS as of and for each of the years in the three-year period ended March 31, 1997 and for the period from April 1, 1997 through February 20, 1998, the summary historical financial data for Universal as of and for the 39 day period ending March 31, 1998 and for the year ended March 31, 1999 have been derived from the respective audited financial statements. The following financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", TCS financial statements and notes thereto and the Company's and Universal's financial statements and notes thereto, all appearing elsewhere herein.


                                                        T C S                                           UNIVERSAL
                                     ---------------------------------------------  ------------------------------------------------
                                                                      PERIOD FROM     PERIOD FROM
                                           YEARS ENDED MARCH 31,      APR. 1,1997    DEC. 12, 1997      PRO FORMA
                                     ------------------------------     THROUGH        THROUGH         YEAR ENDED      YEAR ENDED
                                        1995     1996       1997     FEB. 20, 1998  MAR. 31, 1998(8) MAR. 31, 1998(9) MARCH 31, 1999
                                     --------- ---------  ---------  -------------  ---------------  ---------------  --------------
INCOME STATEMENT DATA:

 Revenue .........................  $  84,682  $ 110,464  $ 113,886    $ 95,686       $  13,119        $ 108,805       $ 129,498
 Gross margin(1) .................     37,604     51,685     48,332      47,752           6,891           58,443          61,887
 Depreciation and amortization ...     15,472     26,997     26,163      23,310           1,560           19,307          19,308
 Selling, general and
  administrative expenses ........      8,888     10,508     11,004       8,669           1,305           13,037          16,862
 Operating income(2) .............     13,244     14,180     11,165      15,773           4,026           26,099          25,717
 Interest expense, net ...........      3,469      3,706         --          --           2,896           29,082          26,251
 Income tax expense (benefit) ....      4,648      3,745      4,724       6,271             529             (633)            166
 Net income (loss) ...............      6,319      5,972      7,842      10,759             617           (1,077)           (489)

 OTHER DATA:
 EBITDA(3) .......................  $  29,908  $  40,420  $  38,729    $ 40,340       $   5,602           46,679       $  45,236
 Acquisitions(4)(5) ..............    240,000         --         --          --         350,000               --              --
 Cash flows from (used in):
  Operating activities ...........     35,880     50,810     41,923      33,491            (699)              --          24,042
  Investing activities ...........   (256,752)    (1,270)    (8,836)    (13,797)       (353,145)              --         (62,996)
  Financing activities ...........    220,872     49,506    (33,121)    (17,870)        356,226               --          39,499
 Ratio of earnings to fixed
  charges(6) .....................        4.1x       3.5x      88.9x      132.1x            1.4x             0.9x            1.0x

                                                                    TCS                                 UNIVERSAL
                                                 ----------------------------------------        ------------------------
                                                                             AS OF MARCH 31,
                                                 ------------------------------------------------------------------------
                                                   1995            1996            1997            1998            1999
                                                 --------        --------        --------        --------        --------
 BALANCE SHEET DATA:
 Working capital(7) .....................        $ 18,686        $ 16,192        $ 13,953        $ 13,882        $ 22,288
 Total assets ...........................         308,339         274,312         257,090         379,108         436,487
 Total debt (including intercompany) ....         249,430         229,657         194,371         261,508         316,348
 Stockholders' equity ...................          43,733          49,705          57,547         105,797         105,308


--------------------

(1) Gross margin is defined as total revenue less (i) rental expense, (ii) cost of sales (exclusive of depreciation and amortization), (iii) gain on asset sales and (iv) interest income.

(2) Operating income is defined as income before income taxes less gain on asset sales and interest income plus interest expense.

(3) EBITDA is defined as net income plus income taxes, interest expense, depreciation and amortization. EBITDA represents a measure upon which management assesses financial performance, and certain covenants in Universal's borrowing arrangements will be tied to similar measures. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as an indicator of Universal's operating performance or to net cash provided by operating activities as a measure of its liquidity. Additionally, the EBITDA computation used herein may not be comparable to other similarly titled measures of other companies.

(4) The Company acquired the assets of Brazos for $35 million in October 1994 and the natural gas compression assets of Halliburton for $205 million in December 1994. The results of Brazos' and Halliburton's operations have been included in the Company's results of operations from the respective dates of acquisition.

(5) On February 20, 1998, the Company acquired 100% of the voting securities of TCS for approximately $350 million. The results of TCS' operations have been included in the Company's operations from the date of the acquisition.

(6) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before income taxes, plus fixed charges. Fixed charges include interest expense on all indebtedness, amortization of deferred financing fees, and one-third of rental expense on operating leases representing that portion of rental expense deemed to be attributable to interest.

(7) Working capital is defined as current assets minus current liabilities.

(8) Universal's financial information is for the period from December 12, 1997 (inception) through March 31, 1998. However, Universal had no operations prior to the Acquisition on February 20, 1998.

(9) The pro forma selected financial data for the year ended March 31, 1998 was derived from the unaudited pro forma consolidated financial statements and give effect to the Acquisition as if it had occurred on April 1, 1997. The unaudited pro forma consolidated financial statements and other data have been prepared under the purchase method of accounting. Under this method of accounting, based on an allocation of the purchase price of Universal, its identifiable assets and liabilities have been adjusted to their estimated fair values. The unaudited pro forma consolidated financial statements and other data have been prepared based on the foregoing and on certain assumptions described in the notes below:

                                            TIDEWATER
                                           COMPRESSION     UNIVERSAL COMPRESSION,  ACQUISITION      HOLDINGS
                                         SERVICE, INC.(a)          INC.(b)         ADJUSTMENTS     PRO FORMA
                                         ----------------  ---------------------   -----------     -----------
 Revenue
   Rentals ...........................        $71,644             $ 9,060           $      --      $  80,704
   Sales .............................         19,924               4,037                  --         23,961
   Other .............................          3,024                  22                  --          3,046
   Gain on asset sales ...............          1,094                   0                  --          1,094
                                              -------             -------           ---------      ---------
 Total Revenue .......................         95,686              13,119                  --        108,805

 Costs and Expenses
   Rentals ...........................         31,924               2,804              (3,800)(c)     30,928
   Cost of Sales .....................         14,753               3,408                  --         18,161
   Depreciation and amortization .....         23,310               1,560              (5,563)(d)     19,307
   General and administrative ........          8,669               1,305               3,063 (e)     13,037
   Interest expense ..................             --               2,896              26,186 (f)     29,082
                                              -------             -------           ---------      ---------
                                               78,656              11,973              19,886        110,515

 Income (loss) before income taxes ...         17,030               1,146             (19,886)        (1,710)

 Income tax expense (benefit) ........          6,271                 529              (7,433)(g)       (633)
                                              -------             -------           ---------      ---------
   Net Income (loss) .................        $10,759             $   617           $ (12,453)     $  (1,077)
                                              =======             =======           =========      =========

---------------------

         (a) Represents the historical financial statements of the Predecessor for the period from April 1, 1997 through February 20, 1998.

         (b) Represents the historical consolidated financial statements of Universal for the period from December 12, 1997 (inception) through March 31, 1998. However, Universal had no operations until the Acquisition on February 20, 1998.

         (c) Reflects the effect of a change in accounting policy for capitalization of major overhauls.

         (d) Reflects an adjustment to depreciation expense resulting from the allocation of purchase price and the change in accounting policy referred to in note (c). Depreciation and amortization expense for rental equipment is calculated using a 20% salvage value and an estimated useful life of 15 years. All remaining depreciation for property and equipment is calculated on the straight-line basis with estimated useful lives ranging from two to 25 years. Depreciation for capitalization overhauls is calculated using a three-year estimated useful life. Goodwill amortization is calculated over an estimated 40-year life.

         (e) Reflects the management fee paid to Castle Harlan, Inc. of $3 million and estimated incremental costs associated with being a stand-alone public company. Such stand-alone costs include legal, accounting and personnel costs.

         (f) Interest expense adjustments are as follows based on the following assumptions:

                                                                        Fiscal Year
                                                                            1998
                                                                        -----------
 Revolving credit facility, $35 million at 9.75% .................        $ 3,427
 Senior Discount Notes, $152 million at 9.875%, due 2008 .........         16,886
 Term loan credit facility, $75 million at 10% ...................          7,482
 Commitment Fee, $48 million at 0.5% .............................            239
                                                                          -------
                                                                           28,034
 Amortization of deferred financing costs ........................          1,048
                                                                          -------
 Total Interest Expense ..........................................        $29,082
                                                                          =======

         Interest on the revolving credit facility and the term loan credit facility is based on LIBOR plus 2.25% and LIBOR plus 2.50%, respectively. The interest rates on the revolving credit facility and the term loan credit facility at March 31, 1998 under an available prime rate option were 9.75% and 10.0%, respectively. Interest on each of the senior discount notes has been calculated based on the fixed rate of 9.875%, compounded semiannually on principal plus accumulated interest. A fluctuation of .125% of actual rates related to the revolving credit facility and the term loan credit facility would result in an approximate change of $137,000 in interest expense.

         (g) Reflects an adjustment to income tax expense to effect a statutory tax rate of 37%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNIVERSAL COMPRESSION HOLDINGS, INC.

         The following discussion of the financial condition and performance of the Company should be read in conjunction with the financial statements and related notes and other detailed information regarding the Company included elsewhere in this Form 10-K. Certain information contained below including information with respect to the Company's plans and strategy for its business, are forward-looking statements. Actual results could differ materially from the forward-looking statements contained herein. See "Part I - Special Notes Regarding Forward-Looking Statements."

OVERVIEW

         The Company is a leading provider of natural gas compressor rental, maintenance and operations to the domestic oil and gas industry with a growing presence in several key international markets. Management believes that the key drivers in the natural gas compression rental industry are: (i) the demand for natural gas compression, which is principally tied to the production of natural gas as opposed to drilling activity which tends to be cyclical, (ii) the aging of producing gas fields in the United States which require more compression to continue producing at the ideal economic rate, (iii) the trend by natural gas producers to outsource gas compression requirements to reduce their overall cost of compression and (iv) the rapidly increasing production of natural gas in international markets which is being driven by demand for energy and environmental concerns curtailing the historical practice of flaring natural gas. Since natural gas compression is tied to production of gas, the demand for compression services has not historically been affected by short-term movements in the pricing of natural gas.

FISCAL 1999 COMPARED TO PRO FORMA FISCAL 1998

         The Acquisition occurred on February 20, 1998 and was accounted for under purchase accounting. To provide for a comparison of the two twelve-month periods, actual results for the twelve months ended March 31, 1999 are compared to pro forma results for the twelve months ended March 31, 1998.

         Revenue. Revenue for fiscal year 1999 increased $20.7 million, or 19.0%, to $129.5 million compared to revenue of $108.8 million for pro forma fiscal 1998 due to increases in both rental revenue and revenue from fabrication and equipment sales. Rental revenue increased 6.1% to $85.6 million. The increase in rental revenue was principally due to a 10.6% expansion of the rental fleet partially offset by a slight reduction in utilized horsepower and rental pricing. Additionally, the Company increased the amount of HP rented in international markets by 15% through additional service in South America. Revenue from fabrication and other sales increased to $43.6 million from $24.0 million, an increase of 81.7%, due to a higher level of fabrication activity and the sale of equipment from the rental fleet to customers who exercised purchase options on equipment previously rented.

         Gross Margin. Gross margin (defined as total revenue less (i) rental expense, (ii) cost of sales, (iii) gain on asset sales and (iv) interest income) before depreciation and amortization for fiscal 1999 increased $3.5 million, or 6.0%, to $61.9 million from $58.4 million for pro forma fiscal 1998. The rental gross margin for fiscal 1999 increased $4.8 million, or 9.6%, to $54.6 million compared to gross margin of $49.8 million for fiscal 1998. Gross margin increased primarily as the result of revenue growth offset by reduced fabrication margins.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 1999 increased $3.8 million, or 29.3%, compared to selling, general and administrative expenses for pro forma fiscal 1998. As a percentage of revenue, selling, general and administrative for fiscal 1999 represented 13% of revenues compared to 12% of revenues from pro forma fiscal 1998. The increase was primarily due to increased sales and engineering expense in fiscal 1999 as the Company added the additional personnel necessary to manage and rent a larger rental fleet, and the increase in expenses necessary to operate as a stand alone company.

         Net Loss. Primarily as a result of interest expense of $29.3 million related to the indebtedness incurred in the Acquisition, reduced income tax benefit and the factors discussed above, the Company generated a net loss for fiscal 1999 of ($2.4) million, as compared to net loss of ($3.2) million for pro forma fiscal 1998.

PRO FORMA FISCAL 1998 COMPARED TO FISCAL 1997

         To provide for a comparison of the two-twelve month periods, pro forma results for the twelve months ended March 31, 1998 are compared to actual results for the twelve months ended March 31, 1997.

         Revenue. Pro forma revenue for fiscal 1998 declined $5.1 million, or 4.5%, to $108.8 million compared to $113.9 million for fiscal 1997 as an increase in rental revenue partially offset a decline in revenue from fabrication and equipment sales. Rental revenue increased 11.0% to $80.7 million, principally due to a 6% increase in utilized horsepower and a 1% increase in average rental pricing. Additionally, the Company increased the amount of HP rented in international markets by 54%, principally through additional service in Argentina. Revenue from fabrication and sales declined to $24.0 million from $36.6 million, a decline of 34.4%, due to a shift of the focus of the Company's sales force away from low margin sales of third-party fabricated Ajax gas compressor units.

         Gross Margin. Pro forma gross margin before depreciation and amortization for fiscal 1998 increased $10.1 million, or 20.9%, to $58.4 million from $48.3 million for fiscal 1997. The increase was due to higher utilization and resulting operating efficiencies related to the rental fleet and the capitalization of $3.8 million of overhaul expenses in the pro forma statements for fiscal 1998. The rental gross margin for fiscal 1998 increased $10.9 million, or 28%, to $49.8 million compared to $38.9 million for fiscal 1997.

         Selling, General and Administrative Expenses. Pro forma selling, general and administrative expenses for fiscal 1998 increased $2.0 million, or 18.2%, to $13.0 million compared to $11.0 million for fiscal 1997. The increase was principally due to the inclusion of $3.0 million of management fees to CHP. See "Item 13. Certain Relationships and Related Transactions--Management Agreement". As a percentage of revenue, pro forma general and administrative expenses for the fiscal year 1998 represented 12% of revenue compared to 9.5% of revenue for fiscal 1997.

         Net Income (Loss). Primarily as a result of pro forma interest expense of $32.5 million related to the indebtedness incurred in the Acquisition, reduced income taxes and the factors discussed above, the Company's pro forma results for fiscal 1998 reflected a net loss of ($3.2) million compared to net income of $7.8 million for fiscal 1997.

EFFECTS OF INFLATION

         In recent years, inflation has been modest and has not had a material impact upon the results of the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents balance at March 31, 1999 was $2.9 million compared to $2.4 million at March 31, 1998. During fiscal 1999, the Company generated cash flow from operations of $22.8 million, received $8.0 million from the sale of assets, borrowed $41.3 million under its revolving credit facility and received $1.3 million from the issuance of preferred and common stock to employees and investors. The primary use of cash during fiscal 1999 was the $65 million addition of rental equipment to the fleet. Other uses of cash included the construction of a $3.0 million fabrication shop and paint booth, a rental fleet acquisition of $3.0 million and debt principal payments of $1.8 million.

         The Company expects to spend approximately $73.0 million on capital projects in fiscal 2000. Approximately $48.0 million is budgeted for expansion of the domestic fleet, $12.0 million is for additional expansion into international markets, $7.0 million is for maintaining and updating the existing fleet, with the balance of $6.0 million for new vehicles for the service technicians and other capital projects. The Company's other principal uses of cash will be to fund working capital needs, to meet required principal and interest payments on debt obligations and to finance future acquisitions and investments.

         As a result of the Acquisition, the Company incurred $286 million of indebtedness and during fiscal 1999 borrowed an additional $41.3 million under it's revolving credit facility. As of March 31, 1999, the Company had $344.7 million of debt outstanding under the senior secured credit facilities and the unsecured senior discount notes. The senior secured credit facilities are comprised of the term loan credit facility and the revolving credit facility. At March 31, 1999 the Company had $8.1 million of available credit under the revolving credit facility. The required principal repayments under the term loan credit facility are approximately $0.75 million per year from 1999 through 2002, $7.1 million in 2003, $30.9 million in 2004 and $33.8 million in 2005. The Company is not required to make scheduled principal payments on the unsecured senior discount notes prior to maturity in 2008 and 2009. Additionally, no cash interest payments are required on the unsecured senior discount notes until the sixth year. The Company's ability to borrow additional funds is limited by the senior secured credit facilities and the indenture governing the unsecured senior discount notes.

         The Company has treated the Acquisition as a purchase of assets for federal income tax purposes, substantially increasing the tax basis of its property and equipment and generating approximately $94 million of goodwill. For federal income tax purposes the depreciation on these assets will be deducted in advance of those amounts recorded in the financial statements which will result in net operating losses for federal income tax purposes. The Company does not expect cash required for income taxes to be significant. However, the Company may be obligated to pay federal alternative minimum income taxes and foreign income taxes.

         The Company anticipates that internally generated cash flow, availability under the Revolving Credit Facility and permitted international borrowings, will be sufficient to fund domestic and international operations, capital projects and its obligations for Fiscal 2000.

IMPACT OF THE YEAR 2000

         Many existing computer programs, embedded systems and components use only two digits to identify a year (for example, "98" is used to represent "1998"). Such programs may read "00" as the year 1900, thus incorrectly recognizing dates beginning with the Year 2000, or may otherwise produce erroneous results or cease processing when dates after 1999 are encountered. Such failures could cause disruptions in normal business operations.

         State of Readiness. During 1998 the Company assembled a Year 2000 Committee ("Committee") to review the Year 2000 issues and manage the Company's compliance initiative. The Committee has assessed the Company's internal information and operating systems in order to develop a comprehensive strategy to address the computer software and hardware changes and facility upgrades that are required to remedy Year

2000 related deficiencies inherent in those systems. The Committee has focused its efforts on both information technology (IT) systems (primarily computer hardware and software) and non-information technology (Non-IT) systems (embedded technology such as microcontrollers) in all aspects of the Company's businesses and operations. Generally, the Company has substantially completed the various modifications and testing of existing IT systems to accommodate the problems associated with the Year 2000 issues. Additionally the Company has substantially completed its evaluation of Non-IT systems and believes that a failure, if any, of such systems would not significantly impact the operations of the Company. The Company has also evaluated the relationships with its vendors and customers and has determined that the Company has no significant supplier or customer that directly interfaces with the Company's information technology systems. However, there is no assurance that the computer systems of the vendors and customers on which the Company relies will be converted timely and will not have a material adverse effect on the Company.

         Cost of Addressing the Company's Year 2000 Issues. The aggregate cost of the required modifications and testing has been approximately $100,000 and consists primarily of the Company's internal costs for its information systems group. The costs for the required modifications and testing have been expensed as incurred. The Company does not expect to incur significant additional costs relating to the Company's Year 2000 issues.

         Year 2000 Risks and Contingency Planning. The committee is continually reviewing the problems and uncertainties associated with Year 2000 issues and the potential consequences on the Company's operations. The Company is in the process of developing contingency plans which are intended to address the worst case Year 2000 issues. The Company believes that the most reasonable likely worst case Year 2000 scenario would include these elements: (a) one or more of the Company's third party providers will be unable to provide the supplies expected and (b) one or more parts of the Company's internal systems will operate incorrectly. The Company believes that the uncertainties associated with a failure of third party providers are mitigated by the following factors: (a) significant supplies are in inventory and (b) there is a long lead-time in ordering supplies. The Company believes that the modifications, and testing of critical systems have minimized the uncertainties associated with a failure of its systems related to significant Year 2000 issues. In the event of a systems failure, the Company believes it is equipped to switch to manual processes until such failure is remedied, without significantly impacting operations.

         The occurrence of an unexpected Year 2000 issue could result in the disruption of the Company's business and operations and have a material adverse effect on the Company's results of operations, liquidity or financial condition. However based upon the Company's substantial completion of its compliance initiative, the Company does not believe that such matters will have a material adverse effect on its results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

         Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement was effective for fiscal years beginning after December 15, 1997 and required retroactive presentation of total nonowner changes in equity, including items not currently reflected in net income, for all periods presented. For the period from December 12, 1997 (inception) through March 31, 1998 and for the year ended March 31, 1999, the effect of transactions which would have given rise to further disclosure was not significant.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged comprehensive income pending recognition in earnings. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company is currently evaluating what impact, if any, adoption of this statement will have on the Company's consolidated financial statements.

SEASONAL FLUCTUATIONS

         The Company's results of operations have not historically reflected any material seasonal tendencies.


UNIVERSAL COMPRESSION, INC.

         The following discussion of the financial condition and performance of Universal should be read in conjunction with the financial statements and related notes and other detailed information regarding Universal included elsewhere in this Form 10-K. Certain information contained below including information with respect to Universal's plans and strategy for its business, are forward-looking statements. Actual results could differ materially from the forward-looking statements contained herein. See "Part I - Special Notes Regarding Forward-Looking Statements."


FISCAL 1999 COMPARED TO PRO FORMA FISCAL 1998

         The Acquisition of Universal occurred on February 20, 1998 and was accounted for under purchase accounting. To provide for a comparison of the two twelve month periods actual results for the twelve months ended March 31, 1999 are compared to pro forma results for the twelve months ended March 31, 1998.

         Revenue. Revenue for fiscal year 1999 increased $20.7 million, or 19.0%, to $129.5 million compared to revenue of $108.8 million for pro forma fiscal 1998 due to increases in both rental revenue and revenue from fabrication and equipment sales. Rental revenue increased 6.1% to $85.6 million. The increase in rental revenue was principally due to a 10.6% expansion of the rental fleet partially offset by a slight reduction in utilized horsepower and rental pricing. Additionally, Universal increased the amount of HP rented in international markets by 15% through additional service in South America. Revenue from fabrication and other sales increased to $43.6 million from $24.0 million, an increase of 81.7%, due to a higher level of fabrication activity and the sale of equipment from the rental fleet to customers who exercised purchase options on equipment previously rented.

         Gross Margin. Gross margin (defined as total revenue less (i) rental expense, (ii) cost of sales, (iii) gain on asset sales and (iv) interest income) before depreciation and amortization for fiscal 1999 increased $3.5 million, or 6.0%, to $61.9 million from $58.4 million for pro forma fiscal 1998. The rental gross margin for fiscal 1999 increased $4.8 million, or 9.6%, to $54.6 million compared to gross margin of $49.8 million for fiscal 1998. Gross margin increased primarily as the result of revenue growth offset by reduced fabrication margins.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 1999 increased $3.8 million, or 29.3%, compared to selling, general and administrative expenses for pro forma fiscal 1998. As a percentage of revenue selling, general and administrative for fiscal 1999 represented 13% of revenues compared to 12% of revenues from pro forma fiscal 1998. The increase was primarily due to increased sales and engineering expense in fiscal 1999 as Universal added the additional personnel necessary to manage and rent a larger rental fleet, and the increase in expenses necessary to operate as a stand alone company.

         Net Loss. Primarily as a result of interest expense of $26.3 million related to the indebtedness incurred in the Acquisition, increased income taxes and the factors discussed above, Universal generated a net loss for fiscal 1999 of ($0.5) million, as compared to net loss of ($1.1) million for pro forma fiscal 1998.

PRO FORMA FISCAL 1998 COMPARED TO FISCAL 1997

         To provide for a comparison of the two twelve month periods, pro forma results for the twelve months ended March 31, 1998 are compared to actual results for the twelve months ended March 31, 1997.

         Revenue. Pro forma revenue for fiscal 1998 declined $5.1 million, or 4.5%, to $108.8 million compared to $113.9 million for fiscal 1997 as an increase in rental revenue partially offset a decline in revenue from fabrication and equipment sales. Rental revenue increased 11.0% to $80.7 million, principally due to a 6% increase in utilized horsepower and a 1% increase in rental pricing. Additionally, Universal increased the amount of HP rented in international markets by 54%, principally through additional service in Argentina. Revenue from fabrication and sales declined to $24.0 million from $36.6 million, a decline of 34.4%, due to a shift of the focus of Universal's sales force away from low margin sales of third-party fabricated Ajax gas compressor units.

         Gross Margin. Pro forma gross margin before depreciation and amortization for fiscal 1998 increased $10.1 million, or 20.9%, to $58.4 million from $48.3 million for fiscal 1997. The increase was due to higher utilization and resulting operating efficiencies related to the rental fleet and the capitalization of $3.8 million of overhaul expenses in the pro forma statements for fiscal 1998. The rental gross margin for fiscal 1998 increased $10.9 million, or 28%, to $49.8 million compared to $38.9 million for fiscal 1997.

         Selling, General and Administrative Expenses. Pro forma selling, general and administrative expenses for fiscal 1998 increased $2.0 million, or 18.2%, to $13.0 million compared to $11.0 million for fiscal 1997. The increase was principally due to the inclusion of $3.0 million of management fees to CHP. As a percentage of revenue, pro forma general and administrative expenses for the fiscal year 1998 represented 12% of revenue compared to 9.5% of revenue for fiscal 1997.

         Net Income (Loss). Primarily as a result of pro forma interest expense of $29.1 million related to the indebtedness incurred in the Acquisition, reduced income taxes and the factors discussed above, Universal's pro forma results for fiscal 1998 reflected a net loss of ($1.1) million compared to net income of $7.8 million for fiscal 1997.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to some market risk due to the floating interest rate under the revolving credit facility and term loan. The revolving credit facility and term loan bear interest at LIBOR plus 2.25% and 2.5%, respectively, are due February 2005 and February 2003, respectively, and have outstanding principal balances of $75.4 million and $74.1 million, respectively. The LIBOR rate at March 31, 1999 was 4.94%. A 1.0% increase in interest rates could result in a $1.5 million annual increase in interest expense on the existing principal balances. Additionally, there is no significant foreign currency credit risk as substantially all transactions are denominated in U.S. dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements included in this report beginning at Page F-1 are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Directors of the company do not serve fixed terms. Each of the Company's directors has served for at least two fiscal years, except Mr. Case, who was elected during fiscal year 1999.

         The following table sets forth certain information with respect to each person who is an executive officer or director of the Company:

                Name                                                       Position
--------------------------------------              ----------------------------------------------------
Thomas C. Case........................              Director
John K. Castle........................              Director
Ernie L. Danner.......................              Director and Executive Vice President
C. Kent May...........................              Director
Jeffrey M. Siegal.....................              Director
Stephen A. Snider.....................              President, Chief Executive Officer and Director
Samuel Urcis..........................              Director and Chairman of the Executive Committee
                                                      of the Board
Valerie L. Banner.....................              Senior Vice President, General Counsel and Secretary
Richard FitzGerald....................              Senior Vice President and Chief Financial Officer
Robert D. Ryan........................              Senior Vice President
Newton Schnoor........................              Senior Vice President and Controller

         The Company is party to employment agreements with respect to Messrs. Danner, Snider, Schnoor and Ryan. For a description of the employment arrangements with respect to Messrs. Danner, Snider, Schnoor and Ryan ("Named Officers"), see "Item 11." In addition, Mr. Urcis serves as a director of the Company pursuant to an agreement entered into in connection with the Transactions. See "Item 13. Certain Relationships and Related Transactions--Arrangements with Samuel Urcis." No family relationship exists between any of the executive officers or between any of them and any director of the Company.

         The following individuals serve as Directors of the Company:

         Thomas C. Case (50) is the President of Mobil Global Gas & Power, Inc. and is responsible for gas marketing and power development in North and South America. From 1996 to 1997, Mr. Case was the Executive Vice President of Pan Energy Trading and Market Services, a joint venture between Pan Energy and Mobil. From 1991 to 1997, he held various positions with Mobil serving at various times as President and Executive Vice President/Chief Operating Officer of Mobile Natural Gas Inc., Manager of Strategic Planning for Exploration and Production of Mobil and President of Mobil Russia.

         John K. Castle (58) has been Chairman of Castle Harlan, Inc. ("CHI") since 1987. Mr. Castle is also Chairman of Castle Harlan Partners III G.P., Inc., which is the general partner of the general partner of CHP, Holdings' controlling stockholder, and of Connolly Medical Ltd., and serves as Chairman and Chief Executive Officer of Branford Castle, Inc., an investment holding company. Immediately prior to forming Branford Castle Inc. in 1986, Mr. Castle was President and Chief Executive Officer and a Director of Donaldson, Lufkin and Jenrette, Inc., one of the nation's leading investment banking firms. Mr. Castle is a Director of Sealed Air Corporation, Morton's Restaurant Group, Inc., and Commemorative Brands, Inc., Statia Terminals Group, N.V., and is a member of the corporation of the Massachusetts Institute of Technology. Mr. Castle is also a Trustee of the New York Presbyterian Hospitals, the Whitehead Institute of Biomedical Research and New York Medical College (for 11 years serving as Chairman of the Board). Formerly, Mr. Castle was a Director of the Equitable Life Assurance Society of the United States.

         Ernie L. Danner (45) joined the Company as Chief Financial Officer and Executive Vice President upon consummation of the Acquisition. In April 1999, his duties as Chief Financial Officer were assumed by Richard FitzGerald. Most recently, Mr. Danner has served as Chief Financial Officer and Senior Vice President of MidCon Corp., an interstate pipeline company, which was a wholly-owned subsidiary of Occidental Petroleum Corporation. From 1988 until May 1997, Mr. Danner served as Vice President, Chief Financial Officer and treasurer of INDSPEC Chemical Company and he also served as a director of INDSPEC. Prior to that time (from 1984 to December 1988), he was the Executive Vice President-Finance, Administration and Planning of Adams and Porter, an international agency specializing in marine and energy insurance.

         C. Kent May (59) is a Senior Vice President, General Counsel, Secretary and a Director of Anchor Glass Container Corporation. He is General Counsel and a Director of Consumers Packaging Inc., Canada's largest glass container manufacturer, and a Director of Fabrica de Envases de Vidrio, S.A. de C.V., a Mexican glass container manufacturer. He serves as General Counsel to Glenshaw Glass Company and G&G Investments, Inc., a privately-held investment company. He is also a manager and secretary of Main Street Capital Holdings, L.L.C., a merchant banking firm and a Director of The Stiffel Company. He has been an associate, partner or member of the law firm of Eckert Seamans Cherin & Mellotte, L.L.C. since 1964 and was Managing Partner of the firm from 1991 to 1996. Mr. May is a Director of the Mendelssohn Choir and the John Ghaznavi Foundation. He is a graduate of the University of Pittsburgh School of Law, where he was elected to the Order of the Coif and served as managing editor of the University of Pittsburgh Law Review.

         Jeffrey M. Siegal (39) is a Senior Managing Director of Castle Harlan, Inc., with which he has been associated since 1989. Previously Mr. Siegel served as a Captain and Program Manager in the Air Force Systems Command of the United States Air Force. Before that, he was with Woodward and Dickerson, an international trading company where he engaged in business transactions with the Soviet Union and China. He is a board member of Verdugt Holdings, LLC., and formerly served on the boards of INDSPEC Chemical Corporation and First
Re Management Company, Inc. Mr. Siegel received his B.A. with honors from
Clark University, where he was selected to spend a semester abroad at the European Economic Community (EEC) Headquarters in Brussels, Belgium.

         Stephen A. Snider (51) has been President of the Company since
1991 and became President of Universal upon consummation of the Acquisition. Mr. Snider joined Tidewater in 1975 as General Manager of fabrication operations. In 1979, Mr. Snider established Tidewater's operation in the Northeastern United States. In 1981, he assumed responsibility for the Western United States operations of Tidewater. Mr. Snider left Tidewater in 1983 to own and operate businesses unrelated to the energy industry. He returned to the Company in 1991 in his current position. Mr. Snider has 24 years of experience in senior management of operating companies.

         Samuel Urcis (64) is a General Partner of Alpha Partners, a venture capital firm which he co-founded in 1982. From 1979 to 1982, and since 1997, Mr. Urcis has been an investor and advisor in the energy field, primarily in the oilfield services and equipment sector. From 1972 to 1979, Mr. Urcis was with Geosource Inc., a diversified services and equipment company, which he conceptualized and co-founded. Mr. Urcis served in the capacity of Chief Operating Officer and Vice President of Corporate Development. From 1955 to 1972, Mr. Urcis served in various technical and management capacities at Rockwell International, Hughes Aircraft, Aerolab Development Company and Sandberg-Serrell Corporation. Mr. Urcis has served as a Director of the Glaucoma Research Foundation, and as a Trustee of the Monterey Institute of International Studies.

         The following individuals serve as additional Executive Officers of the Company:

         Valerie L. Banner (44) has been Senior Vice President and General Counsel of the Company since June 1998. Ms. Banner was in private practice as a solo practitioner from March 1996 to May 1998. From 1990 to 1996, Ms. Banner was employed as Vice President and General Counsel of Team, Inc., an American Stock Exchange company providing industrial services.

         Richard FitzGerald (45) has been Senior Vice President and Chief Financial Officer of the Company since April 12, 1999. Mr. FitzGerald held the position of Vice President - Financial Planning and Services of K.N. Energy from February 1998 to April 1999. Prior to that date, Mr. FitzGerald served as Vice President and Controller of Midcon Corporation, a wholly owned subsidiary of Occidental Petroleum Corporation, for a period of in excess of five years.

         Robert D. Ryan (44) has been a Senior Vice President of Universal since 1994 and became Senior Vice President of Universal upon consummation of the acquisition. In 1999, he was also placed in charge of all sales activities of Universal. Prior to his position as Senior Vice President, Mr. Ryan was the Branch Manager of Universal's Houston office for one year, as well as for the Dallas office for seven years. Mr. Ryan's first appointment to management was to Branch Manager of the Odessa office where he served for two years. In 1980, he was hired at the Dallas office in a sales position for Universal's fabrication operations. Prior to his tenure at Universal, Mr. Ryan worked for Air Compressor Sales and Service in Dallas, Texas and for Worthington Compressors in Midland, Texas.

         Newton Schnoor (51) has been Vice President and Controller of the Company since 1985. Mr. Schnoor joined Tidewater in 1979 as Controller of the Western Division of Universal's rental operations. In 1985, Mr. Schnoor supervised the national consolidation and reorganization of the accounting group in Houston. These actions merged accounting groups from three different groups of Universal. Mr. Schnoor was made an officer of Universal in 1987.


ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION; EMPLOYMENT AGREEMENTS

         The following table sets forth the annual and long-term compensation for the Chief Executive Officer of the Company and the four highest paid officers (other than the Chief Executive Officer), plus one officer who would have been among the four most highly compensated officers if he had served as such at the end of fiscal year 1999:

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG-TERM
                                                                                   COMPENSATION
                                                                                      AWARDS
                                                                  ANNUAL           ------------
                                                               COMPENSATION(2)      SECURITIES
                                                             -----------------      UNDERLYING         ALL OTHER
                                                             SALARY     BONUS       OPTIONS(3)       COMPENSATION
         NAME AND PRINCIPAL POSITION               YEAR(1)     ($)       ($)           (#)               ($)
-----------------------------------------------    -------   -------   -------     -------------     ------------
 Stephen A. Snider ...........................      1998     170,000   172,500        6,619           1,128,976(4)
   President & Chief Executive Officer .......      1999     170,000    43,890        6,619              41,965(4)
 Ernie L. Danner .............................      1998      13,836        --        4,780             350,492(5)
   Executive Vice President ..................      1999     135,000    43,080        4,780               8,095(5)
 Robert D. Ryan ..............................      1998      89,250    38,800        2,206              80,072(6)
   Senior Vice President - Sales .............      1999     107,500    29,780        2,206               7,245(6)
 Newton Schnoor ..............................      1998      78,354    48,600        2,206             106,245(7)
   Senior Vice President & Controller ........      1999      95,000    26,058        2,206               6,851(7)
 Valerie L. Banner ...........................      1998          --        --           --                  --(8)
   Senior Vice President, General Counsel
   & Secretary ...............................      1999      83,350    17,708        2,206               2,250(8)
 Thomas E. Hartford ..........................      1998     117,083    69,250        4,780             352,389(9)
   Executive Vice President ..................      1999     123,750        --          -0-             449,714(9)

---------
(1) Information is presented for fiscal years 1998 and 1999 only, as Universal Compression Holdings, Inc. commenced operations in February 1998 following consummation of the Acquisition and related transactions (collectively, the "Transactions").

(2) Salaries and bonuses paid to Messrs. Snider, Danner, Ryan and Schnoor and Ms. Banner reflect compensation paid during fiscal year 1999, including salaries and bonuses earned with respect to fiscal year 1999 but paid in fiscal 2000 pursuant to the employment agreements, which became effective on February 20, 1998 (described below). Ms. Banner has been employed with the Company since June 1, 1998. Her annual base salary is $100,000, with a target bonus of 50% of her base salary (see below). Mr. Hartford's employment with the Company was terminated on February 28, 1999.

(3)      Includes options to purchase shares of common stock of Holdings only.

(4) Includes (a) $2,069 and $5,100 of matching contributions made by Tidewater and the Company to Mr. Snider's 401(k) account during fiscal 1998 and 1999, respectively, (b) $3,876 in health premiums paid by Tidewater and the Company on behalf of Mr. Snider under the Company's executive medical plans during each of fiscal 1998 and 1999, (c) $3,031 and $3,187 paid by Tidewater and the Company on behalf of Mr. Snider pursuant to Tidewater's and the Company's Supplemental Savings Plan during fiscal 1998 and 1999, respectively, (d) $29,800 paid by the Company to Mr. Snider for moving expenses during fiscal 1999,
         (e) certain immaterial amounts for tax preparation services and
         (f) $1,120,000 paid to Mr. Snider in fiscal 1998 as incentive compensation pursuant to the consummation of the Transactions.

(5) Includes (a) $169 and $4,050 of matching contributions made by the Company to Mr. Danner's 401(k) account during fiscal 1998 and 1999, respectively, (b) $323 and $3,876 in health care premiums paid by the Company on behalf of Mr. Danner under the Company's Executive Medical Plan during fiscal 1998 and 1999, respectively, (c) $169 paid by the Company on behalf of Mr. Danner pursuant to the Company's Supplemental Savings Plan during fiscal 1999, (d) certain immaterial amounts for reimbursement of country club dues and (e) $100,000 in cash and $250,000 in Holdings' capital stock (valued at the CHP purchase price) paid to Mr. Danner during fiscal 1998 as incentive compensation pursuant to the consummation of the Transactions.

(6) Includes (a) $2,678 and $3,225 of matching contributions made by the Company to Mr. Ryan's 401(k) account during fiscal 1998 and 1999, respectively, (b) $394 and $3,876 in health care premiums paid by the Company on behalf of Mr. Ryan under the Company's Executive Medical Plan during fiscal 1998 and 1999, respectively, (c) $144 paid by the Company on behalf of Mr. Ryan pursuant to the Company's Supplemental Savings Plan during fiscal 1999 and (d) $77,000 paid to Mr. Ryan during fiscal 1998 as incentive compensation pursuant to the consummation of the Transactions.

(7) Includes (a) $2,350 and $2,850 of matching contributions made by the Company to Mr. Schnoor's 401(k) account during fiscal 1998 and 1999, respectively, (b) $3,876 in health care premiums paid by the Company on behalf of Mr. Schnoor under the Company's Executive Medical Plan during each of fiscal 1998 and 1999, (c) $125 paid by the Company on behalf of Mr. Schnoor during fiscal 1999 pursuant to the Company's Supplemental Savings Plan, and (d) $103,500 paid by the Company to Mr. Schnoor during fiscal 1998 as incentive compensation pursuant to the consummation of the Transactions.

(8) Includes $2,250 of matching contributions made by the Company to Ms. Banner's 401(k) account.

(9) Includes (a) $2,075 and $11,813 of matching contributions made by the Company to Mr. Hartford's 401(k) account in fiscal 1998 and 1999, respectively, (b) $3,876 in health care premiums paid by the Company on behalf of Mr. Hartford under the Company's Executive Medical Plan during each of fiscal 1998 and 1999, (c) $1,438 and $2,025 paid by Tidewater and the Company on behalf of Mr. Hartford pursuant to Tidewater's and the Company's Supplemental Savings Plans in fiscal 1998 and 1999, respectively, (d) $345,000 paid to Mr. Hartford during fiscal 1998 as incentive compensation pursuant to the consummation of the Transactions, and (e) $432,000 paid to Mr. Hartford during fiscal 1999 pursuant to his Employment Agreement in connection with the termination of his employment. In connection with Mr. Hartford's termination of employment, Mr. Hartford's options lapsed in their entirety in fiscal 1999.

       The following table sets forth grants of options to purchase shares of Common Stock of Holdings during fiscal year 1999:

                   OPTION/SAR GRANTS IN LAST FISCAL YEAR (1)


                                                                                     POTENTIAL REALIZABLE
                                                                                            VALUE
                                                                                      AT ASSUMED ANNUAL
                                                                                            RATES
                                           PERCENT OF                                   OF STOCK PRICE
                             NUMBER OF       TOTAL                                     APPRECIATION FOR
                            SECURITIES      OPTIONS                                        OPTIONS
                            UNDERLYING     GRANTED TO     EXERCISE OR                      TERM(3)
                             OPTIONS      EMPLOYEES IN     BASE PRICE   EXPIRATION   --------------------
                            GRANTED(2)       1999          ($/SHARE)       DATE         5%        10%
                            ----------    ------------    -----------   ----------   ---------  ---------
Valerie L. Banner........      2,206           19.0%          50         6/01/08     $ 69,367   $ 175,790

-------------------

(1) Includes only options granted by the Company. No options were granted by Universal during fiscal year 1999.

(2) One-third of Ms. Banner's options vest on each of the first, second and third anniversaries of the option grant date.

(3) The hypothetical potential appreciation shown in these columns reflects the required calculations at annual assumed appreciation rates of 5% and 10%, as set by the Securities and Exchange Commission, and therefore is not intended to represent either historical appreciation or anticipated future appreciation of the Company's common stock.

None of the Executive Officers exercised any options of Holdings during fiscal year 1999.

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements, as amended, with
(i) Stephen A. Snider pursuant to which Mr. Snider serves as President for an annual base salary of $170,000, plus a target bonus of up to 70% of such base salary; (ii) Robert D. Ryan pursuant to which Mr. Ryan serves as a Senior Vice President for an annual base salary of $115,000, plus a target bonus of up to 50% of such base salary; (iii) Newton Schnoor pursuant to which Mr. Schnoor serves as Senior Vice President for an annual base salary of $100,000, plus a target bonus of up to 50% of such base salary; and (iv) Ernie Danner pursuant to which Mr. Danner serves as Executive Vice President for an annual base salary of $24,000 plus a discretionary bonus (collectively, the "Employment Agreements"). Each of the Employment Agreements has a stated duration of three years. If during such stated duration (or during any extension of such duration), a "change of control" (as such term is defined in the Employment Agreements) occurs, each agreement shall automatically extend to a date that is the second anniversary of the occurrence of such event. In addition, the Employment Agreements provide that if the officer is terminated without cause during the initial term, such officer shall be paid for the remainder of the term, plus a bonus amount based on previously paid bonuses. The Company also has an employment arrangement with Valerie L. Banner pursuant to which Ms. Banner serves as General Counsel and Senior Vice President for an annual base salary of $100,000, plus a target bonus up to 50% of such base salary. All bonuses described in this paragraph are discretionary. Upon consummation of the Transactions, Mr. Danner also received 1,000 shares of Common Stock and 4,000 shares of Series A Preferred Stock of the Company (valued at the CHP purchase price) and $100,000 in cash.

         Messrs. Snider, Danner, Ryan and Schnoor and Ms. Banner each received certain stock options and have registration rights with respect to such stock. See "Management Options" and "Item 12. Security Ownership of Certain Beneficial Owners and Management." The Employment Agreements also provide that if the Company terminates any of foregoing individual's employment without cause, such individual will be entitled to receive severance payments for up to the remaining term of the relevant employment agreement. The foregoing agreements also place certain restrictions on the ability of these individuals to disclose certain confidential information, to compete against the Company and to hire or solicit certain employees of the Company should such individual's employment with the Company be terminated.

MANAGEMENT OPTIONS

         In order to motivate and retain key executive employees of the Company, in fiscal 1999 the Company established an Incentive Stock Option Plan (the "Incentive Stock Option Plan"). Under the Incentive Stock Option Plan, the Company has the ability to award to such key employees as it may notify in writing either incentive stock options to purchase the Company's common stock, meeting the requirements of Section 422 of the Code, or non-qualified stock options to purchase the Company's common stock, which will not be subject to
Section 422 of the Code. The decision whether to grant options, the key executive employees to whom to grant such options, the type of options to be granted (whether incentive stock options or non-qualified stock options), the number of shares of common stock of the Company to be the subject of each option, as well as other matters concerning the administration of the Incentive Stock Option Plan and the interpretation of its provisions shall be solely within the discretion of the Board of Directors of the Company or a committee of such Board of Directors acting as administrator of the plan. Options granted under the Incentive Stock Option Plan have a ten-year term, are typically subject to vesting, and have an exercise price per share equal to or greater than the fair market value of the shares on the date of grant.

COMPENSATION OF DIRECTORS

         Directors who are not (i) officers of the Company, (ii) affiliated with CHI and (iii) otherwise being paid, directly or indirectly, by the Company receive an annual director fee of $20,000, $750 per Board of Directors or committee meeting attended and reasonable out-of-pocket expenses. At present, only C. Kent May and Thomas C. Case are entitled to such compensation. Except as described in the preceding sentence, Directors are not compensated for their services other than the reimbursement of expenses associated with attending meetings of the Board of Directors or any committee thereof.

LIMITATIONS ON LIABILITY OF OFFICERS AND DIRECTORS

         The Company's Certificate of Incorporation, in the case of directors, and By-Laws, in the case of officers, provides that such directors and officers are indemnified to the fullest extent permitted by law.

         The Company and Universal have entered into indemnification agreements with its officers and directors that, among other things, require the Company and Universal to indemnify the officers and directors to the fullest extent permitted by law, and to advance to the officers and directors all related expenses, subject to repayment if it is subsequently determined that indemnification is not permitted. The Company and Universal are also required to indemnify and advance all expenses incurred by officers and directors seeking to enforce their rights under the indemnification agreements, and cover officers and directors under the Company's directors' and officers' liability insurance.

         Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors pursuant to the foregoing provision, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         John K. Castle and Jeffrey M. Siegal are the sole members of the Compensation Committee. No other employee or director of the Company or Universal is a member of the Compensation Committee. There are no Compensation Committee interlocks (i.e., no executive officer of the Company serves as a member of the board of directors or the Compensation Committee of another entity which has an executive officer serving on the Board of Directors or the Compensation Committee of the Company).


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As a wholly owned subsidiary of the Company, all of the issued and outstanding capital stock of Universal is held by the Company. As of March 31, 1999, the Company had outstanding approximately 329,736 shares of voting common stock, $.01 par value per share, 4,080 shares of Class A non-voting common stock, $0.01 par value per share and approximately 1,318,944 shares of Series A Preferred Stock, $.01 par value per share. Each share of Common Stock and Series A Preferred Stock carries one vote and holders of both classes generally vote on all matters as a single class.

         The following table sets forth certain information regarding beneficial ownership of the Common Stock and Series A Preferred Stock of the Company with respect to (i) each person known by the Company to beneficially own five percent or more of any class of its capital stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all directors and executive officers of the Company as a group.

                                                                    PERCENTAGE                          PERCENTAGE
                                                    NUMBER OF           OF         NUMBER OF SHARES      OF TOTAL
                                                    SHARES OF      TOTAL COMMON      OF SERIES A         SERIES A
    NAME AND ADDRESS OF BENEFICIAL OWNER(1)        COMMON STOCK      STOCK(2)      PREFERRED STOCK    PREFERRED STOCK
------------------------------------------------  -------------   -------------    ----------------   ---------------
CHP (3).........................................      184,840          56.06%            739,360            56.35%
BT Capital Partners, Inc........................       32,000           9.70%            128,000             9.75%
First Union Capital Partners, Inc...............       32,000           9.70%            128,000             9.75%
Mellon Bank N.A., as Trustee for the
  Bell Atlantic Master Trust....................       32,000           9.70%            128,000             9.75%
Wilmington Trust, as Trustee of Du Pont Pension
  Trust.........................................       32,000           9.70%            128,000             9.75%
Brown University Third Century Fund.............        2,000            *                 8,000              *
Thomas C. Case..................................           20            *                    80              *
John K. Castle(4)...............................      329,736          100.0%          1,318,944            100.0%
Samuel Urcis(5).................................       12,757           3.77%             27,200             2.05%
C. Kent May.....................................           20            *                    80              *
Stephen Snider(6)...............................        8,619           2.56%              8,000              *
Ernie Danner(7).................................        6,780            *                 8,000              *
Newton Schnoor(8)...............................        2,606            *                 1,600              *
Jeffry M. Siegal................................          200            *                   800              *
Robert Ryan(9)..................................        2,606            *                 1,600              *
Valerie Banner(10)..............................        2,206            *                    --               --
All directors and executive officers as group
  (10 persons).................................       353,710          100.0%          1,318,944            100.0%

* Indicates less than 1% of the outstanding stock.

----------------

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated in the footnotes to this table, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. The address for each such stockholder or director identified above is c/o Universal Compression Holdings, Inc., 150 East 58th Street, New York, New York 10155.

(2) Based upon 333,986 shares of Common Stock outstanding. Except as otherwise set forth below, shares of Common Stock not outstanding but deemed beneficially owned by virtue of a person or group to acquire them within 60 days are treated as outstanding only for purposes of determining the percentage owned by such person or group. Except as otherwise set forth below, each named owner has sole voting power and investment power of the shares set forth.

(3) CHP holds approximately 175,566 and 702,262 shares of Common Stock and Series A Preferred Stock, respectively, for its own account and the remaining shares for the account of related entities and persons, all of which may be deemed to be beneficially owned by CHP. CHP disclaims beneficial ownership of such shares.

(4) Includes 184,840 shares of Common Stock and 739,360 shares of Series A Preferred Stock beneficially owned by CHP and its affiliates. John K. Castle is a director of the Company and Holdings and, along with Leonard M. Harlan, is the controlling stockholder of Castle Harlan Partners III G.P., Inc., the general partner of the general partner of CHP, and as such may be deemed to be a beneficial owner of the shares owned by CHP. Also includes 130,000 shares of Common Stock and 520,000 shares of Series A Preferred Stock the voting of which Mr. Castle may direct pursuant to the Voting Agreement entered into among Holdings, CHP and the five entities listed immediately below CHP's name on this table. Each of the other persons who acquired Common Stock and Series A Preferred Stock upon the consummation of the Acquisition entered into a Voting Trust Agreement with Mr. Castle pursuant to which Mr. Castle acts as voting trustee and all shares of Common Stock issuable upon the exercise of option held by such persons will become subject to such Voting Trust Agreement upon exercise of such options. Additionally, Mr. Castle acts as voting trustee of 5,696 shares of Common Stock and 22,784 shares of Preferred Stock pursuant to the Voting Trust Agreement, dated as of December 1, 1998, among Holdings, the stockholders listed therein and Mr. Castle. Mr. Castle and Mr. Harlan disclaim beneficial ownership of such shares in excess of their respective pro rata partnership interests and Mr. Castle disclaims beneficial ownership of such shares subject to the Voting Agreement and the Voting Trust Agreements.

(5) Includes 4,400 shares of Common Stock and 17,600 Series A Preferred Stock purchased by Mr. Urcis as well as such shares subject to the option granted to him on February 20, 1998. Also includes 2,400 shares of Common Stock and 9,600 shares of Series A Preferred Stock owned by CHP, which shares Mr. Urcis has the option to purchase from CHP for a purchase price of $50 per share.

(6) Includes 6,619 shares of Common Stock subject to an option granted by Holdings to Mr. Snider on February 20, 1998. Such option will vest over three years and will be exercisable for $50 per share. One-third of such options are vested at 3/31/99.

(7) Includes 4,780 shares of Common Stock subject to an option granted by Holdings to Mr. Danner on February 20, 1998. Such option will be exercisable for $50 per share.

(8) Includes 2,206 shares of Common Stock subject to an option granted by Holdings to Mr. Schnoor on February 20, 1998. Such option will vest over three years and will be exercisable for $50 per share.

(9) Includes 2,206 shares of Common Stock subject to an option granted by Holdings to Mr. Ryan on February 20, 1998. Such option will vest over three years and will be exercisable for $50 per share.

(10) Consists of 2,206 shares of Common Stock subject to an option granted by Holdings to Ms. Banner on June 1, 1998. Such option will vest over three years and be exercisable for $50 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENT

         Prior to the consummation of the Acquisition, the Company and Holdings entered into a Management Agreement (the "Management Agreement") with CHI (with which Messrs. Castle and Siegal, directors of the Company, are affiliated), as Manager, pursuant to which the Manager agreed to provide business and organizational strategy, financial and investment management and merchant and investment banking services to the Company and Holdings upon the terms and conditions set forth therein. As compensation for such services, the Company will pay to the Manager $3.0 million per year, which amount was paid in advance for the first year and will be payable quarterly in advance thereafter. The agreement is for a term of five years, renewable automatically from year to year thereafter unless CHP or its affiliates then beneficially owns less than 20% of the then outstanding capital stock of Holdings. The Company and Holdings agreed to indemnify the Manager against liabilities, costs, charges and expenses relating to the Manager's performance of its duties, other than such of the foregoing resulting from the Manager's gross negligence or willful misconduct. In addition, the Company agreed to reimburse CHP for any reasonable out-of-pocket expenses incurred by CHP in connection with the Transactions.

REGISTRATION RIGHTS AGREEMENT

         Prior to the consummation of the Acquisition, the Company entered into a registration rights agreement (the "Holdings Registration Rights Agreement") with CHP and certain other stockholders of the Company (the "Stockholders"). Under the Holdings Registration Rights Agreement, the Stockholders have the right, subject to certain conditions, to require the Company to register any or all of their shares of common stock of the Company under the Securities Act of 1933, as amended (the "Securities Act"), at the Company's expense. In addition, the Stockholders are entitled to inclusion (subject to certain limitations) of any shares of common stock of the Company covered by the Holdings Registration Rights Agreement in any registration statement at the Company's expense whenever the Company proposes to register any of its common stock under the Securities Act. In connection with all such registrations, Holdings has agreed to indemnify all of the Stockholders against certain liabilities, including liabilities under the Securities Act.

STOCK REPURCHASE AGREEMENT

         Prior to the consummation of the Acquisition, the Company entered into a Stock Repurchase Agreement with certain of the Company's officers. This agreement, among other things, gives the Company the right and, in certain limited circumstances, the obligation, to repurchase the common stock of the Company upon certain triggering events at an appraised value or at cost.

STOCKHOLDERS AGREEMENT

         The Company, CHP and certain stockholders of the Company entered into a Stockholders Agreement providing for the following: (i) the right of such holders to join in certain sales of capital stock of the Company by CHP; (ii) the right of CHP and each such holder to purchase capital stock of the Company to maintain its percentage ownership in the event of certain sales by the Company of such stock; (iii) the right of CHP to require such holders to sell their shares of such stock upon a sale by CHP of substantially all of its interest in the Company; (iv) the obligation of each such holder to offer the Company or CHP the opportunity to purchase the capital stock of the Company owned by such holder in the event of a proposed sale by such holder of such stock; (v) the restrictions on sales or transfers of such stock; and (vi) certain obligations of the Company, including reporting and Board of Directors observer rights in favor of such holders.

ARRANGEMENTS WITH SAMUEL URCIS

         In consideration for finder services rendered by Samuel Urcis, a director of the Company, in connection with the Transactions, the Company and Mr. Urcis entered into an agreement with the following terms:

         (i) Mr. Urcis was elected as a director of the Company and as Chairman of the Executive Committee of the Board of Directors upon consummation of the Acquisition.

         (ii) Mr. Urcis was paid a finders fee of $1,750,000, $1,100,000 of which was used to purchase shares of capital stock of the Company at the same price per share as was paid by CHP.

         (iii) Mr. Urcis was granted an option to purchase 2,400 shares of the Company's Common Stock and 9,600 shares of the Company's preferred stock.

         (iv) Mr. Urcis will perform consulting services for the Company and be entitled to a consulting fee of $150,000 per year.

         Mr. Urcis' rights and obligations described above extend for five years from consummation of the Acquisition and thereafter automatically renew for one-year periods unless either party elects to terminate these provisions.


                                    PART IV

ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as part of this report:

         1. Financial Statements - The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this annual report and such Index to Consolidated Financial Statements is incorporated herein by reference.

         2. Financial Statement Schedules - No schedules have been included herein because the information required to be submitted has been included in the Company's Consolidated Financial Statements or the notes thereto, or the required information is inapplicable.

         3. Exhibits - The exhibits listed on the accompanying Index to Exhibits are filed as part of this annual report or incorporated herein by reference, and such Index to Exhibits is incorporated herein by reference.

(b)      Reports on Form 8-K

         Neither the Company nor Universal filed any reports on Form 8-K during the three month period ended March 31, 1999.

                                TABLE OF CONTENTS



                                                                                                              PAGE
                                                                                                              ----

UNIVERSAL COMPRESSION HOLDINGS, INC.

Independent Auditors' Report of Deloitte & Touche LLP......................................................    F-1

Consolidated Financial Statements:

  Consolidated Balance Sheets..............................................................................    F-2

  Consolidated Statements of Operations....................................................................    F-3

  Consolidated Statements of Stockholders' Equity..........................................................    F-4

  Consolidated Statements of Cash Flows....................................................................    F-5

  Notes to Consolidated Financial Statements...............................................................    F-6


UNIVERSAL COMPRESSION, INC.

Independent Auditors' Report of Deloitte & Touche LLP......................................................    F-16

Consolidated Financial Statements:

  Consolidated Balance Sheets..............................................................................    F-17

  Consolidated Statements of Operations....................................................................    F-18

  Consolidated Statements of Stockholder's Equity..........................................................    F-19

  Consolidated Statements of Cash Flows....................................................................    F-20

  Notes to Consolidated Financial Statements...............................................................    F-21


TIDEWATER COMPRESSION SERVICE, INC.

Independent Auditors' Report of Deloitte & Touche LLP......................................................    F-30

Independent Auditors' Report of KPMG LLP...................................................................    F-31

Financial Statements:

  Statements of Operations.................................................................................    F-32

  Statements of Stockholders' Equity.......................................................................    F-33

  Statements of Cash Flows.................................................................................    F-34

  Notes to Financial Statements............................................................................    F-35


                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Universal Compression Holdings, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Universal Compression Holdings, Inc. and subsidiary (the "Company") as of March 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from December 12, 1997 (inception) through March 31, 1998 and for the year ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 1998 and 1999, and the results of their operations and their cash flows for the period from December 12, 1997 (inception) through March 31, 1998 and for the year ended March 31, 1999, in conformity with generally accepted accounting principles.





/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

Houston, Texas
June 11, 1999

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)




                                                                                            MARCH 31,     MARCH 31,
                                                                                              1998          1999
                                                                                            ---------    -----------
                                         ASSETS
Current assets:
  Cash and cash equivalents..............................................................   $   2,382     $   2,927
  Receivables, net of allowance for bad debts of $213 and $123 as of March 31, 1998
     and 1999, respectively..............................................................      11,662        22,469
  Inventories............................................................................       8,678        10,272
  Current deferred tax asset.............................................................          67           426
  Other..................................................................................       3,121           938
                                                                                            ---------     ---------
     Total current assets................................................................      25,910        37,032
                                                                                            ---------     ---------
Property and equipment:
  Rental equipment.......................................................................     237,795       296,049
  Other..................................................................................      14,611        17,122
  Accumulated depreciation...............................................................      (1,366)      (17,647)
                                                                                            ---------     ---------

     Total property and equipment........................................................     251,040       295,524
                                                                                            ---------     ---------
Goodwill, net of accumulated amortization of $194 and $2,564 as of March 31, 1998 and
  1999, respectively.....................................................................      93,550        96,345
Other assets, net........................................................................       9,726         8,632
Long-term deferred tax asset.............................................................           -           458
                                                                                            ---------     ---------
     Total assets........................................................................   $ 380,226     $ 437,991
                                                                                            =========     =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt......................................................   $     750     $     750
  Accounts payable.......................................................................       6,054         8,591
  Accrued expenses.......................................................................       5,224         3,949
                                                                                            ---------     ---------
     Total current liabilities...........................................................      12,028        13,290

Long-term deferred tax liability.........................................................         406             -
Long-term debt...........................................................................     286,112       343,927
                                                                                            ---------     ---------
     Total liabilities...................................................................     298,546       357,217
                                                                                            ---------     ---------
Commitments and contingencies (Note 9)

Stockholders' equity:
  Series A preferred stock, $.01 par value, 5,000,0000 shares authorized,
     1,300,000 and 1,320,144 shares issued and outstanding at March 31, 1998 and
     1999, respectively, $50-per-share liquidation value.................................   $      13     $      13
  Common stock, $.01 par value, 994,000 shares authorized, 325,000 and 330,036 shares issued, 325,000 and 329,906 shares outstanding at March 31, 1998 and 1999,
     respectively........................................................................           3             3
  Class A non-voting common stock, $0.01 par value, 6,000 shares authorized, 0 and
     4,120 shares issued, 0 and 4,080 shares outstanding at March 31, 1998 and 1999,
     respectively........................................................................           -             -
  Additional paid-in capital.............................................................      81,234        82,698
  Retained earnings (deficit)............................................................         430        (1,931)
  Treasury stock, 170 shares at cost.....................................................           -            (9)
                                                                                            ---------     ---------
     Total stockholders' equity..........................................................      81,680        80,774
                                                                                            ---------     ---------
     Total liabilities and stockholders' equity..........................................   $ 380,226     $ 437,991
                                                                                            =========     =========


                See accompanying notes to consolidated financial statements.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)





                                      FOR THE PERIOD FROM     FOR THE
                                       DECEMBER 12, 1997    YEAR ENDED
                                      (INCEPTION) THROUGH    MARCH 31,
                                         MARCH 31, 1998        1999
                                        ---------------   ---------------
Revenues:
  Rentals ...........................   $         9,060   $        85,599
  Sales .............................             4,037            43,588
  Other .............................                22               311
                                        ---------------   ---------------
     Total revenues .................            13,119           129,498
                                        ---------------   ---------------
Costs and expenses:
  Rentals ...........................             2,804            31,010
  Cost of sales .....................             3,408            36,390
  Depreciation and amortization .....             1,560            19,314
  Selling, general and administrative             1,305            16,863
  Interest expense ..................             3,203            29,313
                                        ---------------   ---------------
     Total costs and expenses .......            12,280           132,890
                                        ---------------   ---------------
Income (loss) before income taxes ...               839            (3,392)
Income taxes (benefit) ..............               409            (1,031)
                                        ---------------   ---------------
     Net income (loss) ..............   $           430   $        (2,361)
                                        ===============   ================



          See accompanying notes to consolidated financial statements.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    FOR THE PERIOD FROM DECEMBER 12, 1997 (INCEPTION) THROUGH MARCH 31, 1999
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)



                                                                   ADDITIONAL   RETAINED
                                             PREFERRED   COMMON     PAID-IN    EARNINGS      TREASURY
                                               STOCK      STOCK     CAPITAL    (DEFICIT)      STOCK        TOTAL
                                              ---------  -------    --------   ---------     --------     --------
Balance, December 12, 1997 (Inception)

  Common stock issuance (325,000 shares
    at $.01 per share par value)..........          --   $     3    $ 16,247          --           --     $ 16,250

  Series A Preferred stock issuance
    (1,300,000 shares at $.01 per share
    shares at $.01 per share par value)...    $     13        --      64,987          --           --       65,000

  Net income for period from
    December 12, 1997 (inception) through
    March 31, 1998........................          --        --          --    $    430           --          430
                                              --------   -------    --------    --------     --------     --------
Balance, March 31, 1998...................    $     13   $     3    $ 81,234    $    430           --     $ 81,680

  Common stock issuance (9,156 shares
    at $.01 per share par value)..........          --        --         458          --           --          458

  Series A Preferred stock issuance
    (20,144 shares at $.01 per share
    par value)............................          --        --       1,006          --           --        1,006

  Treasury stock purchase (4,970 shares
    at $50 per share).....................          --        --          --          --         (249)        (249)

  Sale of treasury stock (4,800 shares
    at $50 per share).....................          --        --          --          --          240          240

  Net loss for the year ended
    March 31, 1999........................          --        --          --      (2,361)          --       (2,361)
                                              --------   -------    --------    --------     --------     --------
Balance, March 31, 1999...................    $     13   $     3    $ 82,698    $ (1,931)    $     (9)    $ 80,774
                                              ========   =======    ========    ========     ========     ========


          See accompanying notes to consolidated financial statements.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                 FOR THE
                                                                PERIOD FROM
                                                             DECEMBER 12, 1997        FOR THE
                                                            (INCEPTION) THROUGH      YEAR ENDED
                                                               MARCH 31, 1998      MARCH 31, 1999
                                                            -------------------    --------------
Cash flows from operating activities:
  Net income (loss) .........................................    $     430          $  (2,361)
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ..........................        1,560             19,314
     Gain on asset sales ....................................          (13)              (192)
     Deferred income taxes ..................................          339             (1,223)
     Amortization of debt issuance costs ....................          121              1,162
     Increase in receivables ................................       (1,263)           (10,807)
     Increase in inventories ................................         (223)            (2,594)
     (Increase) Decrease in other current assets ............       (2,951)             2,183
     Increase (Decrease) in accounts payable ................       (1,472)             2,537
     Increase (Decrease) in accrued expenses ................          587             (3,569)
     Deferred interest on notes payable .....................        1,880             18,316
     Decrease in non-current assets .........................           --                 27
                                                                 ---------          ---------
       Net cash provided by (used in) operating activities ..       (1,005)            22,793
                                                                 ---------          ---------
Cash flows from investing activities:
  Proceeds from asset sales .................................          765              8,038
  Additions to property and equipment .......................       (2,038)           (68,081)
  Acquisition of Tidewater Compression Service, Inc. ........     (351,872)                --
  Other acquisitions ........................................           --             (2,953)
                                                                 ---------          ---------
       Net cash used in investing activities ................     (353,145)           (62,996)
                                                                 ---------          ---------
Cash flows from financing activities:
  Net borrowings under revolving line of credit .............      285,018             40,249
  Repayments of long-term debt ..............................          (36)              (750)
  Common stock issuance .....................................       16,200                252
  Preferred stock issuance ..................................       64,800              1,006
  Debt issuance costs .......................................       (9,450)                --
  Purchase of treasury stock ................................           --               (249)
  Sale of treasury stock ....................................           --                240
                                                                 ---------          ---------
       Net cash provided by financing activities ............      356,532             40,748
                                                                 ---------          ---------
Net increase in cash and cash equivalents ...................        2,382                545
                                                                 ---------          ---------
Cash and cash equivalents at beginning of period ............           --              2,382
                                                                 ---------          ---------
Cash and cash equivalents at end of period ..................    $   2,382          $   2,927
                                                                 =========          =========
Supplemental disclosure of cash flow information:
  Cash paid for interest ....................................    $   1,202          $   9,653
                                                                 =========          =========
  Cash paid for income taxes.................................    $      --          $     697
                                                                 =========          =========

Supplemental schedule of non-cash investing and
  financing activities:
  Class A non-voting common stock (4,120 shares) given
    to employees ............................................    $      --         $      206
                                                                 =========          =========


          See accompanying notes to consolidated financial statements.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization

     Universal Compression Holdings Inc. (the "Company") was formed on December 12, 1997 for the purpose of acquiring Tidewater Compression Service, Inc. ("TCS") from Tidewater Inc. ("Tidewater"). The Company formed an acquisition subsidiary, TW Acquisition Corporation ("Acquisition Corp.") which acquired 100% of the voting securities of TCS (the "Acquisition"). See Note 2. Immediately following the Acquisition, Acquisition Corp. was merged with and into TCS, which changed its name to Universal Compression, Inc. ("Universal"). The Company is a holding company which conducts its operations through its wholly owned subsidiary, Universal. Accordingly, the Company is dependent upon the distribution of earnings from Universal whether in the form of dividends, advances or payments on account of intercompany obligations, to service its debt obligations.

     Nature of Operations

     The Company operates one of the largest rental fleets of natural gas compressors in the United States and provides related maintenance services on such compressors. The compressors are rented to oil and gas producers and processors and pipeline companies and are used primarily to boost the pressure of natural gas from the wellhead into gas-gathering systems, gas-processing plants or into and through high-pressure pipelines. The Company also designs and fabricates compressor packages for its own fleet as well as for sale to customers.

     Principles of Consolidation

     The accompanying consolidated financial statements include the Company and its wholly owned subsidiary, Universal. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Reclassifications

     Certain reclassifications have been made to the prior year amounts to conform to the current year classification.

     Use of Estimates

     In preparing the Company's financial statements, management makes estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Actual results may differ from these estimates.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Revenue Recognition

     Revenue from equipment rentals is recorded when earned over the period of rental and maintenance contracts which generally range from one month to several years. Parts and service revenue is recorded as products are delivered or services are performed for the customer.

     Compressor fabrication revenue is recognized using the completed-contract method. This method is used because the typical contract is completed within two to three months and financial position and results of operations do not vary significantly from those which would result from use of the percentage-of-completion method.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                 MARCH 31, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     Concentration of Credit Risk

     Trade accounts receivable are due from companies of varying size engaged principally in oil and gas activities in the United States and in certain international locations such as South America, Southeast Asia, Europe and Canada. The Company reviews the financial condition of customers prior to extending credit and periodically updates customer credit information. Payment terms are on a short-term basis and in accordance with industry standards. No single customer accounts for 10% or more of the Company's revenues. For the period from December 12, 1997 (inception) through March 31, 1998 and the year ended March 31, 1999 the Company wrote off bad debts totaling $80,000 and $330,000, respectively.

     Inventories

     Inventories are recorded at the lower of cost (first in first out {FIFO} method) or market (net realizable value). Some items of compression equipment are acquired and placed in inventories for subsequent sale or rental to others. Acquisitions of these assets are considered operating activities in the statement of cash flows.

     Properties and Equipment

     Properties and equipment are carried at cost. Depreciation for financial reporting purposes is computed on the straight-line basis beginning with the first rental, with salvage values of 20% for compression equipment, using estimated useful lives of:

     Compression equipment........................................     15 years
     Other properties and equipment...............................   2-25 years

     Maintenance and repairs are charged to expense as incurred. Overhauls and major improvements that benefit future periods are capitalized and depreciated over the estimated period of benefits, generally three years. Depreciation expense for the period from December 12, 1997 (inception) through March 31, 1998 and the year ended March 31, 1999 was $1,366,226 and $16,942,554, respectively.

     Goodwill and Other Assets

     Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over a range of 20 to 40 years. At the balance sheet date, the Company evaluated the recoverability of goodwill based on expectations of undiscounted cash flows from operations and determined that no impairment had occurred. Included in other assets are debt issuance costs, net of accumulated amortization, totaling approximately $9,450,000 and $8,287,000 at March 31, 1998 and 1999, respectively. Such costs are amortized over the period of the respective debt agreements.

     Stock-Based Compensation

     Under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company elected to measure compensation cost using the intrinsic value-based method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As such, the Company is required to make pro forma disclosures of net income and, if presented, earnings per share as if the fair value based method of accounting defined by SFAS No. 123 had been applied. See Note 6.

     Income Taxes

     The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events are considered other than enactments of changes in the tax law or rates.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

                                 MARCH 31, 1999


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     Foreign Currency Transactions

     Activities outside the United States are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resultant translation adjustments for the period from December 12, 1997 (inception) through March 31, 1998 and for the year ended March 31, 1999 were not significant.

     Fair Value of Financial Instruments

     The Company's financial instruments consist of trade receivables and payables (which have carrying values that approximate fair value) and long-term debt. The fair values of the Company's term loan and revolving credit facility (see Note 4) are representative of their carrying values based upon variable rate terms. At March 31, 1998, the Company estimated that the fair value of its senior discount notes approximated fair value because of the short period of time since its issuance. At March 31, 1999 the fair value of the senior discount notes was approximately $172.0 million, as compared to a carrying amount of $195.2 million. The estimated fair value amounts have been determined by the Company using appropriate valuation methodologies and information available to management as of March 31, 1999 based on the quoted market price from brokers of these notes.

     Environmental Liabilities

     The costs to remediate and monitor environmental matters are accrued when such liabilities are considered probable and a reasonable estimate of such costs is determinable.

     New Accounting Pronouncements

     Effective April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This statement was effective for fiscal years beginning after December 15, 1997 and required retroactive presentation of total nonowner changes in equity, including items not currently reflected in net income, for all periods presented. For the period from December 12, 1997 (inception) through March 31, 1998 and for the year ended March 31, 1999, the effect of transactions which would have given rise to further disclosure was not significant.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged comprehensive income pending recognition in earnings. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company is currently evaluating what impact, if any, adoption of this statement will have on the Company's consolidated financial statements.

     Earnings per Share

     The company has not disclosed earnings per share data as such amounts are not meaningful because the Company is beneficially owned by a single stockholder under the terms of a Voting Trust Agreement.

2. TCS ACQUISITION

     On February 20, 1998, Acquisition Corp. acquired 100% of the voting securities of TCS for approximately $350 million. The Acquisition was recorded using the purchase method of accounting and the purchase price was allocated to the assets and liabilities acquired based on their fair values. The excess cost of the Acquisition was recorded as goodwill which is being amortized on a straight-line basis over its 40 year useful life. The operations of TCS are included in the financial statements presented herein beginning February 20, 1998.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

                                 MARCH 31, 1999

2. TCS ACQUISITION--(CONTINUED)

     The following table presents the (unaudited) pro forma revenue, gross profit and net income amounts as if the Acquisition occurred on December 12, 1997 (inception)(in thousands):


                                                             PERIOD FROM
                                                          DECEMBER 12, 1997
                                                         (INCEPTION) THROUGH
                                                            MARCH 31, 1998
                                                         -------------------
                                                             (UNAUDITED)
Revenues..............................................         $32,630
                                                               -------
Gross profit..........................................         $15,992
                                                               -------

Net loss..............................................         $(1,427)
                                                               -------

3. INVENTORIES

     Inventories at March 31 consisted of the following (in thousands):

                                                                       1998         1999
                                                                      -------      -------
Finished goods.................................................       $ 5,479      $ 5,279
Work-in-progress...............................................         3,199        4,993
                                                                      -------      -------
     Total.....................................................       $ 8,678      $10,272
                                                                      =======      =======


4. LONG-TERM DEBT

     The Company's debt at March 31 consisted of the following (in thousands):

                                                                                                                  1998         1999
                                                                                                               ---------   ---------
Term loan, bearing interest of LIBOR + 2.5%, due February 2005 and collateralized by property of
  Universal...............................................................................................      $ 74,814   $  74,063
Revolving credit facility, bearing interest of LIBOR + 2.25%, due February 2003 and collateralized by
  property of Universal...................................................................................        35,150      75,400
Senior discount notes, bearing interest of 9 7/8% per annum, due 2008, net of discount of $90,956 and
  $75,615 at March 31, 1998 and 1999, respectively, unsecured.............................................       151,544     166,885
Senior discount notes, bearing interest of 11 3/8% per annum, due 2009, net of discount of $18,146 and
  $15,171 at March 31, 1998 and 1999, respectively, unsecured.............................................        25,354      28,329
                                                                                                                --------   ---------
     Total debt...........................................................................................       286,862     344,677
Less current maturities...................................................................................           750         750
                                                                                                                --------   ---------
     Total long-term debt.................................................................................      $286,112   $ 343,927
                                                                                                                ========   =========

     The Company's senior secured credit agreement ("Credit Agreement") provides for $75 million under the term loan and $85 million under the revolving credit facility, which includes a sublimit for letters of credit. The available capacity on the revolving credit facility at March 31, 1998 and 1999 was approximately $47,819,000 and $8,143,000, respectively. The interest rates on the term loan and the revolving credit facility at March 31, 1998 were 10.0% and 9.75%, respectively. The interest rates on the term loan

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

                                 MARCH 31, 1999


4. LONG-TERM DEBT--(CONTINUED)

and the revolving credit facility at March 31, 1999 were 7.44% and 7.19%, respectively. Under the revolving credit facility, a commitment fee of 0.50% per annum on the average available commitment is payable quarterly.

     The Credit Agreement contains certain financial covenants and limitations on, among other things, acquisitions, sales, indebtedness and liens. The Credit Agreement also limits the payment of cash dividends related to Universal paying up to $1 million to the Company in any given fiscal year. In addition, the Company has substantial dividend payment restrictions under the indenture related to the senior discount notes. The Company was in compliance with all such covenants and limitations at March 31, 1999. As defined by the Credit Agreement, any "change of control" would result in an "Event of Default" and all amounts outstanding under the Credit Agreement would become due and payable. All principal amounts and accrued interest would become due without further notice.

     Interest related to both the 9 7/8% senior discount notes and the 11 3/8% senior discount notes is payable semi-annually on August 15 and February 15, commencing August 15, 2003.

     Maturities of long-term debt as of March 31, 1999, in thousands, are 2000--$750; 2001--$750; 2002--$750; 2003--$82,525; 2004--$30,938; and $228,964
thereafter.

5. INCOME TAXES

     For the period from December 12, 1997 (inception) through March 31, 1998 and the year ended March 31, 1999, substantially all of the Company's income and losses before income taxes were derived from its U.S. operations.

     Income tax expense (benefit) for the period from December 12, 1997 (inception) through March 31, 1998 and the year ended March 31, 1999 consisted of the following (in thousands):


                                                     FOR THE
                                                   PERIOD FROM
                                                 DECEMBER 12, 1997      FOR THE
                                                (INCEPTION) THROUGH    YEAR ENDED
                                                   MARCH 31, 1998    MARCH 31, 1999
                                                -------------------  --------------
Current:
  Foreign.......................................        $ 71          $   145
Deferred:
  Federal.......................................         303           (1,055)
  State ........................................          35             (121)
                                                -------------------  --------------
     Total......................................        $409          $(1,031)
                                                ===================  ==============


     A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the federal statutory income tax rate to income before taxes is as follows (in thousands):


                                                                 FOR THE
                                                               PERIOD FROM
                                                             DECEMBER 12, 1997      FOR THE
                                                            (INCEPTION) THROUGH    YEAR ENDED
                                                               MARCH 31, 1998    MARCH 31, 1999
                                                            -------------------  --------------
Provision (benefit)for income taxes at Statutory rate.......         $294          $(1,187)
State taxes.................................................           30             (121)
Foreign taxes...............................................           71              145
Non-deductible expenses and other...........................           14              132
                                                            -------------------  --------------

     Total..................................................         $409          $(1,031)
                                                            ===================  ==============

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                 MARCH 31, 1999

5. INCOME TAXES--(CONTINUED)

     The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at March 31 are (in thousands):


                                                                                                            1998             1999
                                                                                                          -------          --------
Deferred tax assets:
  Net operating loss carryforwards ..............................................................         $ 1,518          $ 24,235
  Other .........................................................................................             165               630
                                                                                                          -------          --------
     Total ......................................................................................           1,683            24,865

Valuation allowance .............................................................................             (71)             (145)
                                                                                                          -------          --------
     Total ......................................................................................           1,612            24,720
                                                                                                          -------          --------
Deferred tax liabilities:
  Depreciation differences on property and equipment ............................................          (1,924)          (21,905)
  Other .........................................................................................             (27)           (1,931)
                                                                                                          -------          --------
     Total ......................................................................................          (1,951)          (23,836)
                                                                                                          -------          --------
     Net deferred tax asset (liability) .........................................................         $  (339)         $    884
                                                                                                          =======          ========


     A valuation allowance has been established against the Company's deferred tax assets related to foreign tax credits. The Company believes that it is probable that all other deferred tax assets will be realized on future tax returns, primarily from the generation of future taxable income through both profitable operations and future reversals of existing taxable temporary differences.

     As a result of the activity for the period from December 12, 1997 (inception) through March 31, 1998 and the year ended March 31, 1999, the Company has net operating loss ("NOL") carryforwards available to offset future taxable income. The Company has NOL carryforwards of approximately $62,142,000 at March 31, 1999 which will expire, if not utilized, as follows:
2018--$4,185,000 and 2019--$57,957,000.

6. STOCKHOLDERS' EQUITY

     Common Stock

     Under the Employee Stock Purchase Plan, 46 employees of the Company purchased a total of 1,996 shares of common stock and 7,984 shares of Series A preferred stock at $50 per share during March 1999. The Company received the cash proceeds from the stock purchase during April 1999. At March 31, 1999, a receivable of $499,000 has been recorded related to the employee stock purchases.

     Redeemable Preferred Stock

     At March 31, 1999, the Company has issued 1,320,144 shares of Series A preferred stock ("Preferred Stock") which is redeemable at any time as a whole or in part at the option of the Company for cash in the amount of $50 per share. No dividends are payable at March 31, 1999 on the Preferred Stock. The Preferred Stock in the event of any liquidation, dissolution or winding up of the Company, or a merger or consolidation of the Company, or a sale of substantially all of the assets of the Company, each case as would constitute a "Change of Control" under the indenture, will begin to accrue dividends at a rate of 12% per annum payable quarterly beginning 90 days subsequent to such "Change of Control."

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

                                 MARCH 31, 1999

6. STOCKHOLDERS' EQUITY--(CONTINUED)

Each share of Preferred Stock equates to one vote on all matters taken to the common shareholders. All holders of Preferred Stock and common stock are treated as one class in relation to voting rights.

     Stock Options

     In order to motivate and retain key employees, the Company established an incentive stock option plan. The Company measures compensation cost for this plan using the intrinsic value method of accounting prescribed by APB No. 25 "Accounting for Stock Issued to Employees". Given the terms of the plan, no compensation cost has been recognized for stock options granted under the plan. The incentive stock plan became effective on February 20, 1998, and on that date certain key employees were granted stock options. The options are exercisable over a ten-year period, and the options vest over the following time period:

                  Year 1 ........................................... 33 1/3%
                  Year 2 ........................................... 33 1/3%
                  Year 3 ........................................... 33 1/3%

     The following is a summary of stock option activity for the period from December 12, 1997 (inception) through March 31, 1998 and the year ended March 31, 1999:

                                                                                               Weighted
                                                                                             Average Price
                                                                                  Shares       Per Share
                                                                                  ------     -------------
  Options outstanding, December 12, 1997(inception) .............................     --                --
    Options granted ............................................................. 30,148     $          50
                                                                                  ------     -------------
  Options outstanding, March 31, 1998 ........................................... 30,148     $          50
                                                                                  ------     -------------
    Options granted ............................................................. 11,616     $          50
    Options cancelled ........................................................... (6,290)    $          50
                                                                                  ------     -------------
  Options outstanding, March 31, 1999 ........................................... 35,474     $          50
                                                                                  ------     -------------


     As of March 31, 1999, under the incentive stock option plan the Company had 7,264 stock options available for grant.

     The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted-average assumptions:

                  Expected life .................................... 3 years
                  Interest rate .................................... 4.6%
                  Dividend yield ................................... 0%
                  Expected volatility of the Company's stock price . 0%

     On a pro forma basis after giving effect to the fair value based method of accounting for employee stock compensation required by SFAS No. 123, compensation expense would have been approximately $8,000 and $76,000 for the period from December 12, 1997 (inception) through March 31, 1998 and the year ended March 31, 1999 respectively.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

                                 MARCH 31, 1999

7. EMPLOYEE BENEFITS

     The Company has a defined contribution 401(k) plan covering substantially all employees. The Company makes matching contributions under this plan equal to 50% of each participant's contribution of up to 6% of the participant's compensation. Company contributions to the plan were approximately $159,000 and $493,000 for the period from December 12, 1997 (inception) through March 31, 1998 and the year ended March 31, 1999, respectively.

8. RELATED-PARTY TRANSACTIONS

     Management Agreement

     Castle Harlan Inc., an affiliate of a major stockholder of the Company, entered into an agreement whereby, in exchange for certain management services rendered, the Company agreed to pay a fee to Castle Harlan Inc. totaling $3 million per year. The amount was paid in advance for the first year and quarterly in advance thereafter. The agreement is for a term of five years, renewable automatically from year to year thereafter unless Castle Harlan Inc. or its affiliates beneficially own at this time less than 20% of the then outstanding stock of the Company. The Company paid Castle Harlan Inc. $3,000,000 and $750,000 during the period from December 12, 1997 (inception) through March 31, 1998 and the year ended March 31, 1999, respectively.

     As of March 31, 1999, 4,800 shares of common stock and 19,200 shares of Preferred Stock held by certain officers of the Company are subject to certain repurchase requirements by the Company in the event of termination of the officer by the Company without "cause," disability or death as specified in the Stock Repurchase Agreement. The Company maintains an insurance policy to fund its obligation in the event of disability or death.

     Finder's Fee/Consulting Arrangement

     The Company paid a member of its Board of Directors (the "Director") $1,750,000 (a "finder's fee") related to services provided by the Director for the Acquisition. Upon consummation of the Acquisition, $1,100,000 of the finder's fee was issued to the Director as capital stock of the Company at $50 per share par value. The Company paid the remaining $650,000 of the finder's fee in cash to the Director on March 4, 1998. In addition, the Company will pay the Director an annual consulting fee of $150,000 for consulting services for a stated term of five years. The agreement will automatically extend for one-year periods unless the parties elect to terminate the agreement. The Company paid the Director $12,500 and $165,523 during the period from December 12, 1997 (inception) through March 31, 1998 and the year ended March 31, 1999, respectively.

     The Company also paid a closing bonus to an officer of the Company consisting of 1,000 shares of the Company's common stock, 4,000 shares of the Company's Preferred Stock, both valued at $50 per share, and $100,000 cash for services performed in conjunction with the Acquisition prior to his employment.

9. COMMITMENTS AND CONTINGENCIES

     Rent expense for the period from December 12, 1997 (inception) through March 31, 1998 and the year ended March 31, 1999 was approximately $43,000 and $427,000, respectively. Commitments for future lease payments were not significant at March 31, 1999.

     In the ordinary course of business, the Company is involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on the Company's financial position, operating results, or cash flows.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

                                 MARCH 31, 1999


9. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

     An environmental assessment (the "Assessment") of the operations, physical premises and assets of the Company was completed in connection with the Acquisition. In the event that remediation is undertaken by the Company, then pursuant to the stock purchase agreement, costs of such remediation shall be paid as follows: Tidewater, Inc. shall pay 75% of the first $4 million, 83.33% of the next $6 million, and 100% of the costs in excess of $10 million, although not to exceed the upper limit of the range in the Assessment. Tidewater, Inc. has disputed certain aspects of the Assessment, but has not disputed its obligation to reimburse the Company for actual costs incurred in remediating environmental conditions identified in the Assessment. The Company has recorded a provision of approximately $1,200,000 at March 31, 1999 for environmental remediation costs. The Company continues to further evaluate the Company's remediation requirements under existing laws, rules and regulations. Considering Tidewater's obligations pursuant to the stock purchase agreement, the Company continues to believe that any unrecorded remediation obligations will not have a material impact on its financial condition, results of operations and cash flows. Should the Company incur remediation costs, a receivable from Tidewater, Inc. for the expected reimbursement based on the terms of the stock purchase agreement will be recorded. The unreimbursed portion of any such remediation costs will be charged against the Company's environmental remediation liability.

     The Company has no other commitments or contingent liabilities which, in the judgment of management, would result in losses that would materially affect the Company's consolidated financial position or operating results.

10. INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

     The Company has three principal industry segments: Domestic Rental and Maintenance, International Rental and Maintenance and Engineered Products. The two Rental and Maintenance Segments provide natural gas compression rental and maintenance services to meet specific customer requirements. The Engineered Products Segment involves the design, fabrication and sale of natural gas and air compression packages to meet customer specifications. The International Rental and Maintenance Segment represents substantially all of the Company's foreign activities.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before interest expense and income taxes.

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately since each business requires different marketing strategies due to customer specifications. The business was acquired as a unit (see Note 1--Organization).

     The following table presents sales and other financial information by industry segment for the year ended March 31, 1999 (in thousands):


                                                                  DOMESTIC   INTERNATIONAL                  CORPORATE
                                                                RENTAL AND    RENTAL AND     ENGINEERED       AND
                                                                MAINTENANCE   MAINTENANCE     PRODUCTS      OTHER (a)        TOTAL
                                                                -----------   -----------    ----------     ---------       --------
Revenues ...................................................       $ 78,821       $ 6,778       $22,429       $21,470       $129,498
Operating income ...........................................       $ 20,023       $ 2,483       $   949       $ 2,466       $ 25,921
Depreciation and amortization ..............................       $ 17,997       $ 1,020       $   161       $   136       $ 19,314
Capital expenditures .......................................       $ 48,428       $17,293       $ 2,123       $   237       $ 68,081
Identifiable assets ........................................       $311,490       $16,093       $11,421       $98,987       $437,991

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                 MARCH 31, 1999

10. INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION--(CONTINUED)


     The following table presents sales and other financial information by industry segment for the period from December 12, 1997 (inception) through March 31, 1998 (in thousands):


                                    DOMESTIC    INTERNATIONAL              CORPORATE
                                    RENTAL AND    RENTAL AND    ENGINEERED   AND
                                   MAINTENANCE   MAINTENANCE    PRODUCTS    OTHER (a)    TOTAL
                                   -----------  -------------   ----------  ---------  --------
Revenues........................    $  8,407      $   652       $ 3,165     $   895    $ 13,119
Operating income................    $  3,373      $   298       $   189     $   182    $  4,042
Depreciation and amortization...    $  1,461      $    83       $    10     $     6    $  1,560
Capital expenditures............    $  1,465      $   529       $     -     $    44    $  2,038
Identifiable assets.............    $262,218      $14,752       $ 7,865     $95,391    $380,226


 ------------------
(a) Corporate and Other segment represents primarily corporate activities, part sales and services and all other items that could not be allocated to an identifiable segment. The segment principally serves the oil and gas market, including sales of parts and equipment utilized in the extraction of natural gas and the service that the Company provides to customers' natural gas compression units.

     Revenues include sales to unaffiliated customers. Operating income represents revenues less total costs and expenses, not including the effect of interest expense and income taxes. Identifiable assets are those tangible and intangible assets that are identified with the operations of a particular industry segment. Capital expenditures include fixed asset purchases.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for the year ended March 31, 1999 is as follows (in thousands):


                         June 30    September 30   December 31   March 31
                         -------    ------------   -----------  ---------
Revenues                 $ 29,636     $ 32,784     $ 33,559     $ 33,519
Gross profit             $ 14,953     $ 15,974     $ 15,933     $ 15,238
Net loss                 $   (227)    $   (123)    $   (268)    $ (1,743)

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Universal Compression, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Universal Compression, Inc. and Subsidiaries (the "Company") as of March 31, 1998 and 1999, and the related consolidated statements of operations, stockholder's equity and cash flows for the period from December 12, 1997 (inception) through March 31, 1998 and for the year ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company, as of March 31, 1998 and 1999, and the results of its operations and its cash flows for the period from December 12, 1997 (inception) through March 31, 1998 and for the year ended March 31, 1999, in conformity with generally accepted accounting principles.





/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

Houston, Texas
June 11, 1999

                           UNIVERSAL COMPRESSION, INC.

                           CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)



                                                                             MARCH 31,       MARCH 31,
                                                                                1998           1999
                                                                             ---------       ---------
                                     ASSETS
Current assets:
  Cash and cash equivalents ...........................................      $   2,382       $   2,927
     Receivables, net of allowance for bad debts of $213 and $123 as of
     March 31, 1998 and 1999, respectively ............................         11,662          22,469
  Inventories .........................................................          8,678          10,272
  Current deferred tax asset ..........................................             67             426
  Other ...............................................................          3,121             916
                                                                             ---------       ---------
     Total current assets .............................................         25,910          37,010
                                                                             ---------       ---------
Property and equipment:
  Rental equipment ....................................................        237,795         296,049
  Other ...............................................................         14,611          17,122
  Accumulated depreciation ............................................         (1,366)        (17,647)
                                                                             ---------       ---------

     Total property and equipment .....................................        251,040         295,524
                                                                             ---------       ---------
Goodwill, net of accumulated amortization of $194 and $2,558 as of
  March 31, 1998 and 1999, respectively ...............................         93,300          96,101
Other assets, net .....................................................          8,858           7,852
Long-term deferred tax asset ..........................................             --              --
                                                                             ---------       ---------
     Total assets .....................................................      $ 379,108       $ 436,487
                                                                             ---------       ---------

                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current portion of long-term debt ...................................      $     750       $     750
  Accounts payable ....................................................          6,054           8,591
  Accrued expenses ....................................................          5,224           3,947
  Payable to parent ...................................................             --           1,434
                                                                             ---------       ---------
     Total current liabilities ........................................         12,028          14,722

Long-term deferred tax liability ......................................            525             859
Long-term debt ........................................................        260,758         315,598
                                                                             ---------       ---------
     Total liabilities ................................................        273,311         331,179
                                                                             ---------       ---------
Commitments and contingencies (Note 8)

Stockholder's equity:
  Common stock, $10 par value, 5,000 shares authorized and 4,910 shares
     issued and outstanding at March 31, 1998 and 1999 ................             49              49
  Additional paid-in capital ..........................................        105,131         105,131
  Retained earnings ...................................................            617             128
                                                                             ---------       ---------
     Total stockholder's equity .......................................        105,797         105,308
                                                                             ---------       ---------
     Total liabilities and stockholder's equity .......................      $ 379,108       $ 436,487
                                                                             ---------       ---------



          See accompanying notes to consolidated financial statements.

                           UNIVERSAL COMPRESSION, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)





                                              FOR THE PERIOD FROM              FOR THE
                                               DECEMBER 12, 1997              YEAR ENDED
                                              (INCEPTION) THROUGH              MARCH 31,
                                                 MARCH 31, 1998                  1999
                                                 --------------               ------------
Revenues:
  Rentals ...................................        $ 9,060                   $  85,599
  Sales .....................................          4,037                      43,588
  Other .....................................             22                         311
                                                     -------                   ---------
     Total revenues .........................         13,119                     129,498
                                                     -------                   ---------
Costs and expenses:
  Rentals ...................................          2,804                      31,010
  Cost of sales .............................          3,408                      36,390
  Depreciation and amortization .............          1,560                      19,308
  Selling, general and administrative .......          1,305                      16,862
  Interest expense ..........................          2,896                      26,251
                                                     -------                   ---------
     Total costs and expenses ...............         11,973                     129,821
                                                     -------                   ---------
Income (loss) before income taxes ...........          1,146                        (323)
Income taxes ................................            529                         166
                                                     -------                   ---------
     Net income (loss) ......................        $   617                   $    (489)
                                                     =======                   =========



          See accompanying notes to consolidated financial statements.

                           UNIVERSAL COMPRESSION, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
    FOR THE PERIOD FROM DECEMBER 12, 1997 (INCEPTION) THROUGH MARCH 31, 1999
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)



                                                                ADDITIONAL
                                                   COMMON         PAID-IN          RETAINED
                                                    STOCK         CAPITAL          EARNINGS           TOTAL
                                                  --------       ---------         --------          ---------
Balance, December 12, 1997 (Inception)

  Common stock issuance (4,910 shares
    at $10 per share par value) .............       $   49        $105,131               --           $105,180

  Net income for period from
    December 12, 1997 (inception) through
    March 31, 1998 ..........................           --            --             $  617                617
                                                  --------       ---------         --------          ---------
Balance, March 31, 1998 .....................       $   49        $105,131           $  617           $105,797

  Net loss for the year ended
    March 31, 1999 ..........................           --            --               (489)              (489)

Balance, March 31, 1999 .....................       $   49        $105,131           $  128           $105,308
                                                  ========       =========         ========          =========



          See accompanying notes to consolidated financial statements.

                           UNIVERSAL COMPRESSION, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                      FOR THE
                                                                    PERIOD FROM
                                                                  DECEMBER 12, 1997         FOR THE
                                                                 (INCEPTION) THROUGH       YEAR ENDED
                                                                    MARCH 31, 1998        MARCH 31, 1999
                                                                 -------------------      --------------
Cash flows from operating activities:
  Net income (loss) ............................................       $    617               $   (489)
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .............................          1,560                 19,308
     Gain on asset sales .......................................            (13)                  (192)
     Deferred income taxes .....................................            458                    (25)
     Amortization of debt issuance costs .......................            121                  1,074
     Increase in receivables ...................................         (1,263)               (10,807)
     Increase in inventories ...................................           (223)                (2,594)
     (Increase) Decrease in other current assets................         (2,951)                 2,205
     Increase (Decrease) in accounts payable....................         (1,472)                 2,537
     Increase (Decrease) in accrued expenses....................            587                 (3,777)
     Increase in payable to parent .............................             --                  1,434
     Deferred interest on notes payable ........................          1,880                 15,341
     Decrease in non-current assets ............................             --                     27
                                                                       --------               --------
       Net cash provided by (used in) operating activities......           (699)                24,042
                                                                       --------               --------
Cash flows from investing activities:
  Proceeds from asset sales ....................................            765                  8,038
  Additions to property and equipment ..........................         (2,038)               (68,081)
  Acquisition of Tidewater Compression Service, Inc.............       (351,872)                    --
  Other acquisitions ...........................................             --                 (2,953)
                                                                       --------               --------
       Net cash used in investing activities....................       (353,145)               (62,996)
                                                                       --------               --------
Cash flows from financing activities:
  Net borrowings under revolving line of credit.................        259,664                 40,249
  Repayments of long-term debt .................................            (36)                  (750)
  Common stock issuance ........................................        105,180                     --
  Debt issuance costs ..........................................         (8,582)                    --
                                                                       --------               --------
       Net cash provided by financing activities................        356,226                 39,499
                                                                       --------               --------
Net increase in cash and cash equivalents ......................          2,382                    545
                                                                       --------               --------
Cash and cash equivalents at beginning of period................             --                  2,382
                                                                       --------               --------
Cash and cash equivalents at end of period .....................       $  2,382               $  2,927
                                                                       ========               ========
Supplemental disclosure of cash flow information:
  Cash paid for interest .......................................       $  1,202               $  9,653
                                                                       ========               ========
  Cash paid for income taxes ...................................       $     --               $    697
                                                                       ========               ========





          See accompanying notes to consolidated financial statements.

                           UNIVERSAL COMPRESSION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization

     Universal Compression, Inc., formerly the TW Acquisition Corporation ("Acquisition Corp."), was formed on December 12, 1997. On February 20, 1998, Acquisition Corp. acquired 100% of the voting securities of Tidewater Compression Service, Inc. ("TCS") (the "Acquisition"). See Note 2. Immediately following the Acquisition, Acquisition Corp. was merged with and into TCS, which changed its name to Universal Compression, Inc. (the "Company"). The Company is a wholly owned subsidiary of Universal Compression Holdings, Inc. ("Holdings").

     Nature of Operations

     The Company operates one of the largest rental fleets of natural gas compressors in the United States and provides related maintenance services on such compressors. The compressors are rented to oil and gas producers and processors and pipeline companies and are used primarily to boost the pressure of natural gas from the wellhead into gas-gathering systems, gas-processing plants or into and through high-pressure pipelines. The Company also designs and fabricates compressor packages for its own fleet as well as for sale to customers.

     Principles of Consolidation

     The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Reclassifications

     Certain reclassifications have been made to the prior year amounts to conform to the current year classification.

     Use of Estimates

     In preparing the Company's financial statements, management makes estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Actual results may differ from these estimates.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Revenue Recognition

     Revenue from equipment rentals is recorded when earned over the period of rental and maintenance contracts which generally range from one month to several years. Parts and service revenue is recorded as products are delivered or services are performed for the customer.

     Compressor fabrication revenue is recognized using the completed-contract method. This method is used because the typical contract is completed within two to three months and financial position and results of operations do not vary significantly from those which would result from use of the percentage-of-completion method.

                           UNIVERSAL COMPRESSION, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                 MARCH 31, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     Concentration of Credit Risk

     Trade accounts receivable are due from companies of varying size engaged principally in oil and gas activities in the United States and in certain international locations such as South America, Southeast Asia, Europe and Canada. The Company reviews the financial condition of customers prior to extending credit and periodically updates customer credit information. Payment terms are on a short-term basis and in accordance with industry standards. No single customer accounts for 10% or more of the Company's revenues. For the period from December 12, 1997 (inception) through March 31, 1998 and the year ended March 31, 1999 the Company wrote off bad debts totaling $80,000 and $330,000, respectively.

     Inventories

     Inventories are recorded at the lower of cost (first in first out {FIFO} method) or market (net realizable value). Some items of compression equipment are acquired and placed in inventories for subsequent sale or rental to others. Acquisitions of these assets are considered operating activities in the statement of cash flows.

     Properties and Equipment

     Properties and equipment are carried at cost. Depreciation for financial reporting purposes is computed on the straight-line basis beginning with the first rental, with salvage values of 20% for compression equipment, using estimated useful lives of:

     Compression equipment..................................................     15 years
     Other properties and equipment.........................................   2-25 years

     Maintenance and repairs are charged to expense as incurred. Overhauls and major improvements that benefit future periods are capitalized and depreciated over the estimated period of benefits, generally three years. Depreciation expense for the period from December 12, 1997 (inception) through March 31, 1998 and the year ended March 31, 1999 was $1,366,226 and $16,942,554, respectively.

     Goodwill and Other Assets

     Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over a range of 20 to 40 years. At the balance sheet date, the Company evaluated the recoverability of goodwill based on expectations of undiscounted cash flows from operations and determined that no impairment had occurred. Included in other assets are debt issuance costs, net of accumulated amortization, totaling approximately $8,582,000 and $7,507,000 at March 31, 1998 and 1999, respectively. Such costs are amortized over the period of the respective debt agreements.

     Income Taxes

     The Company's operations are included in the consolidated U.S. federal income tax returns of Holdings. The tax provisions presented in these financial statements have been determined as if the Company were filing a separate income tax return on a stand-alone business. The deferred asset and liabilities are determined based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled.

                           UNIVERSAL COMPRESSION, INC.

                                 MARCH 31, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     Foreign Currency Transactions

     Activities outside the United States are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resultant translation adjustments for the period from December 12, 1997 (inception) through March 31, 1998 and for the year ended March 31, 1999 were not significant.

     Fair Value of Financial Instruments

The Company's financial instruments consist of trade receivables and payables (which have carrying values that approximate fair value) and long-term debt. The fair values of the Company's term loan and revolving credit facility (see Note
4) are representative of their carrying values based upon variable rate terms. At March 31, 1998, the Company estimated that the fair value of its senior discount notes approximated fair value because of the short period of time since its issuance. At March 31, 1999 the fair value of the senior discount notes was approximately $145.5 million, as compared to a carrying amount of $166.9 million. The estimated fair value amounts have been determined by the Company using appropriate valuation methodologies and information available to management as of March 31, 1999 based on the quoted market price from brokers of these notes.

     Environmental Liabilities

     The costs to remediate and monitor environmental matters are accrued when such liabilities are considered probable and a reasonable estimate of such costs is determinable.

     New Accounting Pronouncements

     Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement was effective for fiscal years beginning after December 15, 1997 and required retroactive presentation of total nonowner changes in equity, including items not currently reflected in net income, for all periods presented. For the period from December 12, 1997 (inception) through March 31, 1998 and for the year ended March 31, 1999, the effect of transactions which would have given rise to further disclosure was not significant.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged comprehensive income pending recognition in earnings. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company is currently evaluating what impact, if any, adoption of this statement will have on the Company's consolidated financial statements.

2. TCS ACQUISITION

     On February 20, 1998, Acquisition Corp. acquired 100% of the voting securities of TCS for approximately $350 million. The Acquisition was recorded using the purchase method of accounting and the purchase price was allocated to the assets and liabilities acquired based on their fair values. The excess cost of the Acquisition was recorded as goodwill which is being amortized on a straight-line basis over its 40 year useful life. The operations of TCS are included in the financial statements presented herein beginning February 20, 1998.

                           UNIVERSAL COMPRESSION, INC.

                                MARCH 31, 1999

2. TCS ACQUISITION--(CONTINUED)

     The following table presents the (unaudited) pro forma revenue, gross profit and net income amounts as if the Acquisition occurred on December 12, 1997 (inception)(in thousands):


                                                            PERIOD FROM
                                                          DECEMBER 12, 1997
                                                         (INCEPTION) THROUGH
                                                            MARCH 31, 1998
                                                         -------------------
                                                             (UNAUDITED)
Revenues..............................................         $32,630
                                                               -------
Gross profit..........................................         $15,992
                                                               -------

Net loss..............................................         $  (476)
                                                               -------

3. INVENTORIES

     Inventories at March 31 consisted of the following (in thousands):


                                                                       1998         1999
                                                                      ------      -------
Finished goods.................................................       $5,479      $ 5,279
Work-in-progress...............................................        3,199        4,993
                                                                      ------      -------
     Total.....................................................       $8,678      $10,272
                                                                      ======      =======

4. LONG-TERM DEBT

     The Company's debt at March 31 consisted of the following (in thousands):

                                                                       1998         1999
                                                                    ---------   ---------
Term loan, bearing interest of LIBOR + 2.5%, due February 2005
  and collateralized by property of the Company................      $ 74,814   $  74,063
Revolving credit facility, bearing interest of LIBOR + 2.25%,
  due February 2003 and collateralized by property of the Company      35,150      75,400
Senior discount notes, bearing interest of 9 7/8% per annum, due 2008, net of discount of $90,956 and $75,615 at March 31,
  1998 and 1999, respectively, unsecured.......................       151,544     166,885
                                                                     --------   ---------
     Total debt................................................       261,508     316,348
Less current maturities........................................           750         750
                                                                     --------   ---------
     Total long-term debt......................................      $260,758   $ 315,598
                                                                     --------   ---------


     The Company's senior secured credit agreement ("Credit Agreement") provides for $75 million under the term loan and $85 million under the revolving credit facility, which includes a sublimit for letters of credit. The available capacity on the revolving credit facility at March 31, 1998 and 1999 was approximately $47,819,000 and $8,143,000, respectively. The interest rates on the term loan and the revolving credit facility at March 31, 1998 were 10.0% and 9.75%, respectively. The interest rates on the term loan

                           UNIVERSAL COMPRESSION, INC.

                                 MARCH 31, 1999


4. LONG-TERM DEBT--(CONTINUED)

and the revolving credit facility at March 31, 1999 were 7.44% and 7.19%, respectively. Under the revolving credit facility, a commitment fee of 0.50% per annum on the average available commitment is payable quarterly.

     The Credit Agreement contains certain financial covenants and limitations on, among other things, acquisitions, sales, indebtedness and liens. The Credit Agreement also limits the payment of cash dividends related to the Company paying up to $1 million to Holdings in any given fiscal year. In addition, the Company has substantial dividend payment restrictions under the indenture related to the senior discount notes. The Company was in compliance with all such covenants and limitations at March 31, 1999. As defined by the Credit Agreement, any "change of control" would result in an "Event of Default" and all amounts outstanding under the Credit Agreement would become due and payable. All principal amounts and accrued interest would become due without further notice.

     Interest related to the 9 7/8% senior discount notes is payable semi-annually on August 15 and February 15, commencing August 15, 2003.

     Maturities of long-term debt as of March 31, 1999, in thousands, are 2000--$750; 2001--$750; 2002--$750; 2003--$82,525; 2004--$30,938; and $200,635
thereafter.

5. INCOME TAXES

     For the period from December 12, 1997 (inception) through March 31, 1998 and the year ended March 31, 1999, substantially all of the Company's income and losses before income taxes were derived from its U.S. operations.

     Income tax expense for the period from December 12, 1997 (inception) through March 31, 1998 and the year ended March 31, 1999 consisted of the following (in thousands):

                                                    FOR THE
                                                  PERIOD FROM
                                                DECEMBER 12, 1997         FOR THE
                                               (INCEPTION) THROUGH       YEAR ENDED
                                                  MARCH 31, 1998       MARCH 31, 1999
                                                ------------------     --------------
Current:
  Foreign .......................................      $ 71                  $145
Deferred:
  Federal .......................................       411                    19
  State .........................................        47                     2
                                                 -----------------     --------------
     Total ......................................      $529                  $166
                                                 =================     ==============


     A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory income tax rate to income before taxes is as follows (in thousands):

                                                             FOR THE
                                                           PERIOD FROM
                                                        DECEMBER 12, 1997     FOR THE
                                                       (INCEPTION) THROUGH   YEAR ENDED
                                                          MARCH 31, 1998    MARCH 31, 1999
                                                        ------------------ --------------
Provision (benefit)for income taxes at statutory rate.         $401              $  (113)
State taxes...........................................           47                    2
Foreign taxes.........................................           71                  145
Non deductible expenses and other.....................           10                  132
                                                        ------------------ --------------
     Total............................................         $529              $   166
                                                        ------------------ --------------
                                                        ================== ==============

                           UNIVERSAL COMPRESSION, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                 MARCH 31, 1999

5. INCOME TAXES--(CONTINUED)

    The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at March 31 are (in thousands):


                                                             1998                1999
                                                         ---------------   -------------
Deferred tax assets:
Net operating loss carryforwards ....................        $1,399           $22,913
  Other .............................................           165               630
                                                         ---------------   -------------
       Total ........................................         1,564            23,543

Valuation allowance .................................           (71)             (145)
                                                         ---------------   -------------
     Total ..........................................         1,493            23,398
                                                         ---------------   -------------
Deferred tax liabilities:
  Depreciation differences on property and equipment         (1,924)          (21,905)
  Other .............................................           (27)           (1,926)
                                                         ---------------   -------------
      TOTAL .........................................        (1,951)          (23,831)
                                                         ---------------   -------------
     Net deferred tax liability .....................      $   (458)         $   (433)
                                                         ===============   =============


     A valuation allowance has been established against the Company's deferred tax assets related to foreign tax credits. The Company believes that it is probable that all other deferred tax assets will be realized on future tax returns, primarily from the generation of future taxable income through both profitable operations and future reversals of existing taxable temporary differences.

     As a result of the activity for the period from December 12, 1997 (inception) through March 31, 1998 and the year ended March 31, 1999, the Company has net operating loss ("NOL") carryforwards available to offset future taxable income. The Company has NOL carryforwards of approximately $58,752,000 at March 31, 1999 which will expire, if not utilized, as follows:
2018--$3,875,000 and 2019--$54,877,000.

6. EMPLOYEE BENEFITS

     The Company has a defined contribution 401(k) plan covering substantially all employees. The Company makes matching contributions under this plan equal to 50% of each participant's contribution of up to 6% of the participant's compensation. Company contributions to the plan were approximately $159,000 and $493,000 for the period from December 12, 1997 (inception) through March 31, 1998 and the year ended March 31, 1999, respectively.

                           UNIVERSAL COMPRESSION, INC.

                                 MARCH 31, 1999


7. RELATED-PARTY TRANSACTIONS

     Management Agreement

     Castle Harlan Inc., an affiliate of a major shareholder of Holdings, entered into an agreement whereby, in exchange for certain management services rendered, the Company agreed to pay a fee to Castle Harlan Inc. totaling $3 million per year. The amount was paid in advance for the first year and quarterly in advance thereafter. The agreement is for a term of five years, renewable automatically from year to year thereafter unless Castle Harlan Inc. or its affiliates beneficially own at this time less than 20% of the then outstanding stock of Holdings. The Company paid Castle Harlan Inc. $3,000,000 and $750,000 during the period from December 12, 1997 (inception) through March 31, 1998 and the year ended March 31, 1999, respectively.

     Finder's Fee/Consulting Arrangement

     The Company paid a member of Holdings' Board of Directors (the "Director") $1,750,000 (a "finder's fee") related to services provided by the Director for the Acquisition. Upon consummation of the Acquisition, $1,100,000 of the finder's fee was issued to the Director as capital stock of Holdings at $50 per share par value. The Company paid the remaining $650,000 of the finder's fee in cash to the Director on March 4, 1998. In addition, the Company will pay the Director an annual consulting fee of $150,000 for consulting services for a stated term of five years. The agreement will automatically extend for one-year periods unless the parties elect to terminate the agreement. The Company paid the Director $12,500 and $165,523 during the period from December 12, 1997 (inception) through March 31, 1998 and the year ended March 31, 1999, respectively.

     Payable to Parent

     Amounts due to Holdings include primarily cash collected from employees on behalf of Holdings for purchases of capital stock. Amounts due to Holdings do not bear interest. The net changes in amounts due to Holdings are included in cash flows from operating activities.

8. COMMITMENTS AND CONTINGENCIES

     Rent expense for the period from December 12, 1997 (inception) through March 31, 1998 and the year ended March 31, 1999 was approximately $43,000 and $427,000, respectively. Commitments for future lease payments were not significant at March 31, 1999.

     In the ordinary course of business, the Company is involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on the Company's financial position, operating results or cash flows.

     An environmental assessment (the "Assessment") of the operations, physical premises and assets of the Company was completed in connection with the Acquisition. In the event that remediation is undertaken by the Company, then pursuant to the stock purchase agreement, costs of such remediation shall be paid as follows: Tidewater, Inc. shall pay 75% of the first $4 million, 83.33% of the next $6 million, and 100% of the costs in excess of $10 million, although not to exceed the upper limit of the range in the Assessment. Tidewater, Inc. has disputed certain aspects of the Assessment, but has not disputed its obligation to reimburse the Company for actual costs incurred in remediating environmental conditions identified in the Assessment. The Company has recorded a provision of approximately $1,200,000 at March 31, 1999 for environmental remediation costs. The Company continues to further evaluate the Company's remediation requirements under existing laws, rules and regulations. Considering Tidewater's obligations pursuant to the stock purchase agreement, the Company continues to believe that any unrecorded

                           UNIVERSAL COMPRESSION, INC.

                                 MARCH 31, 1999


8. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

remediation obligations will not have a material impact on its financial condition, results of operations and cash flows. Should the Company incur remediation costs, a receivable from Tidewater, Inc. for the expected reimbursement based on the terms of the stock purchase agreement will be recorded. The unreimbursed portion of any such remediation costs will be charged against the Company's environmental remediation liability.

     The Company has no other commitments or contingent liabilities which, in the judgment of management, would result in losses that would materially affect the Company's consolidated financial position or operating results.

9. INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

     The Company has three principal industry segments: Domestic Rental and Maintenance, International Rental and Maintenance and Engineered Products. The two Rental and Maintenance Segments provide natural gas compression rental and maintenance services to meet specific customer requirements. The Engineered Products Segment involves the design, fabrication and sale of natural gas and air compression packages to meet customer specifications. The International Rental and Maintenance Segment represents substantially all of the Company's foreign activities.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before interest expense and income taxes.

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately since each business requires different marketing strategies due to customer specifications. The business was acquired as a unit (see Note 1--Organization).

     The following table presents sales and other financial information by industry segment for the year ended March 31, 1999 (in thousands):


                                 DOMESTIC   INTERNATIONAL               CORPORATE
                                RENTAL AND   RENTAL AND     ENGINEERED     AND
                                MAINTENANCE  MAINTENANCE     PRODUCTS    OTHER (a)       TOTAL
                               ------------  -----------    ----------  -----------    --------

Revenues ....................      $ 78,821      $ 6,778      $22,429      $21,470      $129,498
Operating income ............      $ 20,023      $ 2,483      $   949      $ 2,473      $ 25,928
Depreciation and amortization      $ 17,997      $ 1,020      $   161      $   130      $ 19,308
Capital expenditures ........      $ 48,428      $17,293      $ 2,123      $   237      $ 68,081
Identifiable assets .........      $311,490      $16,093      $11,421      $97,483      $436,487


     The following table presents sales and other financial information by industry segment for the period from December 12, 1997 (inception) through March 31, 1998 (in thousands):


                                 DOMESTIC   INTERNATIONAL               CORPORATE
                                RENTAL AND   RENTAL AND     ENGINEERED     AND
                                MAINTENANCE  MAINTENANCE     PRODUCTS    OTHER (a)       TOTAL
                               ------------  -----------    ----------  -----------    --------
Revenues ....................      $  8,407      $   652      $3,165      $   895      $ 13,119
Operating income ............      $  3,373      $   298      $  189      $   182      $  4,042
Depreciation and amortization      $  1,461      $    83      $   10      $     6      $  1,560
Capital expenditures ........      $  1,465      $   529      $   --      $    44      $  2,038
Identifiable assets .........      $262,218      $14,752      $7,865      $94,273      $379,108


                           UNIVERSAL COMPRESSION, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                 MARCH 31, 1999

9. INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION--(CONTINUED)


 ------------------
(a) Corporate and Other segment represents primarily corporate activities, part sales and services and all other items that could not be allocated to an identifiable segment. The segment principally serves the oil and gas market, including sales of parts and equipment utilized in the extraction of natural gas and the service that the Company provides to customers' natural gas compression units.

     Revenues include sales to unaffiliated customers. Operating income represents revenues less total costs and expenses, not including the effect of interest expense and income taxes. Identifiable assets are those tangible and intangible assets that are identified with the operations of a particular industry segment. Capital expenditures include fixed asset purchases.

10. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for the year ended March 31, 1999 is as follows (in thousands):


                       June 30    September 30   December 31  March 31
                       -------    ------------   -----------  --------
Revenues               $29,636      $32,784      $33,559      $ 33,519
Gross profit           $14,953      $15,974      $15,933      $ 15,238
Net income (loss)      $   230      $   341      $   214      $ (1,274)


                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Universal Compression, Inc.

We have audited the accompanying statements of operations, stockholders' equity and cash flows of Tidewater Compression Service, Inc. (the "Company") for the period from April 1, 1997 through February 20, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of Tidewater Compression Service, Inc., for the period from April 1, 1997 through February 20, 1998, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche
Deloitte & Touche LLP

Houston, Texas
June 1, 1998

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholder
Tidewater Compression Service, Inc.

We have audited the accompanying statements of income, stockholders' equity and cash flows of Tidewater Compression Service, Inc. for the year ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Tidewater Compression Service, Inc. for the year ended March 31, 1997, in conformity with generally accepted accounting principles.

KPMG LLP

New Orleans, Louisiana
November 21, 1997

                       TIDEWATER COMPRESSION SERVICE, INC.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                               PERIOD FROM
                                                              APRIL 1, 1997
                                           YEAR ENDED            THROUGH
                                         MARCH 31, 1997     FEBRUARY 20, 1998
                                         --------------     -----------------
Revenues:
  Rentals ..............................      $ 72,695           $71,644
  Sales ................................        36,592            19,924
  Other ................................         3,477             3,024
  Gain (loss) on asset sales ...........         1,122             1,094
                                              --------           -------
     Total revenues ....................       113,886            95,686
                                              --------           -------
Costs and expenses:
  Rentals ..............................        33,814            31,924
  Cost of sales ........................        30,339            14,753
  Depreciation and amortization ........        26,163            23,310
  General and administrative ...........        11,004             8,669
  Interest expense .....................            --                --
                                              --------           -------
     Total costs and expenses ..........       101,320            78,656
                                              --------           -------
Income before income taxes .............        12,566            17,030
Income taxes ...........................         4,724             6,271
                                              --------           -------
     Net income ........................      $  7,842           $10,759
                                              ========           =======


                 See accompanying notes to financial statements.

                       TIDEWATER COMPRESSION SERVICE, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
         FOR THE PERIOD FROM APRIL 1, 1997 THROUGH FEBRUARY 20, 1998 AND
                        FOR THE YEAR ENDED MARCH 31, 1997
                                 (IN THOUSANDS)



                                        ADDITIONAL
                               COMMON    PAID-IN      RETAINED
                               STOCK     CAPITAL      EARNINGS      TOTAL
                               -----    ----------    --------     --------
Balance, March 31, 1996 ...... $  49      $ 25,627    $ 24,029     $ 49,705
Net income ...................    --            --       7,842        7,842
                               -----    ----------    --------     --------

Balance, March 31, 1997 ......    49        25,627      31,871       57,547
Net income ...................    --            --      10,759       10,759
                               -----    ----------    --------     --------

Balance, February 20, 1998     $  49      $ 25,627    $ 42,630     $ 68,306
                               =====    ==========    ========     ========



                 See accompanying notes to financial statements.

                       TIDEWATER COMPRESSION SERVICE, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                         PERIOD FROM
                                                                        APRIL 1, 1997
                                                   YEAR ENDED             THROUGH
                                                 MARCH 31, 1997       FEBRUARY 20, 1998
                                                 --------------       -----------------

Cash flows from operating activities:
  Net income ....................................      $  7,842          $ 10,759
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization ..............        26,163            23,310
     (Gain) loss on asset sales .................        (1,122)           (1,094)
     Deferred income tax (benefit) expense ......         6,835            (1,825)
     (Increase) decrease in receivables .........           308               700
     (Increase) decrease in inventories .........            72              (610)
     (Increase) decrease in other current assets            603                11
     Increase (decrease) in accounts payable ....         1,458             2,716
     (Decrease) increase in accrued expenses ....          (236)             (476)
                                                       --------          --------
       Net cash provided by operating activities         41,923            33,491
                                                       --------          --------
Cash flows from investing activities:
  Proceeds from asset sales .....................         7,684             3,803
  Additions to properties and equipment .........       (16,520)          (17,600)
                                                       --------          --------
       Net cash used in investing activities ....        (8,836)          (13,797)
                                                       --------          --------
Cash flows from financing activities:
  Net change in amount due to Tidewater Inc. ....       (33,121)          (17,870)
  Repayments of long-term debt ..................            --                --
                                                       --------          --------
       Net cash used in financing activities ....       (33,121)          (17,870)
                                                       --------          --------
Net increase (decrease) in cash .................           (34)            1,824
Cash at beginning of period .....................            34                --
                                                       --------          --------
Cash at end of period ...........................      $     --          $  1,824
                                                       ========          ========
Supplemental cash flow information--cash paid for
  interest ......................................            --                --




                 See accompanying notes to financial statements.

                       TIDEWATER COMPRESSION SERVICE, INC.
                          NOTES TO FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED MARCH 31, 1997 AND
           FOR THE PERIOD FROM APRIL 1, 1997 THROUGH FEBRUARY 20, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     Tidewater Compression Service, Inc. ("TCS" or the "Company") is, and has been for all periods presented, a wholly owned subsidiary of Tidewater Inc. ("Tidewater"). The accompanying financial statements are presented as if TCS had been an entity separate from its parent during the periods presented and include the assets, liabilities, revenues and expenses that are directly related to TCS' operations. As a subsidiary of Tidewater, TCS was a participating employer in certain employee benefit plans and also received certain administrative services such as data processing, legal, insurance placement and claims handling from its parent. The costs associated with providing TCS with such employee benefit programs and administrative services, where significant, have been allocated to TCS based on management's estimate of the time involved in providing such services and are included in the accounts of TCS. Management believes the method used to allocate the cost of these services is reasonable.

     Nature of Operations

     TCS operates one of the largest rental fleets of natural gas compressors in the United States. The compressors are rented to oil and gas producers and processors and are used primarily to boost the pressure of natural gas from the wellhead into gas-gathering systems, into nearby gas-processing plants or into high-pressure pipelines. TCS also designs and fabricates compression packages for its own fleet as well as for sale to customers.

     Use of Estimates

     In preparing TCS' financial statements, management makes estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Actual results may differ from these estimates.

     Revenue Recognition

     Revenue from equipment rentals and parts sales is recognized when earned. Compressor fabrication revenue is recognized using the completed-contract method. This method is used because the typical contract is completed within two months and financial position and results of operations do not vary significantly from those which would result from use of the percentage-of-completion method.

     Income Taxes

     TCS' operations are included in the consolidated U.S. federal income tax returns of Tidewater Inc. The tax provisions presented in these financial statements have been determined as if TCS' operations were a stand-alone business filing a separate income tax return with the amount of current tax owed (refundable) charged or credited to the amounts due to Tidewater Inc. Deferred tax assets and liabilities which are also included in the amounts due to Tidewater Inc. are determined based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled.

     Environmental Liabilities

     The costs to remediate and monitor environmental matters are accrued when such liabilities are considered probable and a reasonable estimate of such costs is determinable.

                       TIDEWATER COMPRESSION SERVICE, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                      FOR THE YEAR ENDED MARCH 31, 1997 AND
           FOR THE PERIOD FROM APRIL 1, 1997 THROUGH FEBRUARY 20, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     Pension, Postretirement and Other Benefit Plans

     TCS employees participate in Tidewater pension and other postretirement plans. TCS has accounted for its participation in the Tidewater plans as a participation in multiemployer plans. Accordingly, the statement of operations includes an allocation from Tidewater for the costs associated with the TCS employees who participate in these plans that is comparable to TCS' required contribution to the plans for the periods presented. Additionally, no assets and liabilities have been reflected in the balance sheets related to the overall Tidewater pension and other postretirement benefit plans since it is not practicable to segregate the amounts applicable to TCS. TCS employees also participate in the medical, dental, life and workers' compensation insurance plans sponsored by Tidewater. The costs of these plans are allocated to TCS based on the number of TCS employees participating in the plans.

     Foreign Currency Transactions

     Activities outside the United States, except those located in highly inflationary economies, are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resultant translation adjustments for the period from April 1, 1997 through February 20, 1998 and the year ended March 31, 1997 were not significant.

     Foreign Operations and Export Sales

     Foreign operations were not deemed significant for the period from April 1, 1997 through February 20, 1998 and the fiscal year ended March 31, 1997. Export sales for the period from April 1, 1997 through February 20, 1998 and the fiscal year ended March 31, 1997 were $15,528,000 and $21,271,000, respectively.

2. INCOME TAXES

     For the period from April 1, 1997 through February 20, 1998 and the year ended March 31, 1997, substantially all of TCS' income before income taxes was derived from its U.S. operations.

Income tax expense (benefit) consisted of the following (in thousands):


                                                               PERIOD FROM
                                                              APRIL 1, 1997
                                                                THROUGH              YEAR ENDED
                                                            FEBRUARY 20, 1998      March 31, 1997
                                                            -----------------      --------------
Current:
  U.S. Federal...........................................        $ 7,220              $(2,162)
  State and foreign......................................            876                   51
Deferred.................................................         (1,825)               6,835
                                                                 -------              -------
     Total...............................................        $ 6,271              $ 4,724
                                                                 =======              =======


     The actual income tax expense for each of the periods shown above differs from the amount computed by applying the U.S. federal tax rate of 35% to income before income taxes principally because of state income taxes.

                       TIDEWATER COMPRESSION SERVICE, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                      FOR THE YEAR ENDED MARCH 31, 1997 AND
           FOR THE PERIOD FROM APRIL 1, 1997 THROUGH FEBRUARY 20, 1998

3. EMPLOYEE BENEFITS

     Defined Benefit Pension Plans and Defined Contribution Retirement Plan

     Until January 1, 1996, substantially all of the TCS personnel participated in a defined benefit pension plan sponsored by Tidewater. Tidewater's pension benefits are based principally on years of service and employee compensation. Beginning April 1996, TCS field service personnel, along with all new employees of TCS eligible for pension plan membership, were enrolled in a new, defined contribution retirement plan. Tidewater allocated pension expense to TCS of approximately $282,000 and $298,000 for the period from April 1, 1997 through February 20, 1998 and for fiscal year 1997, respectively.

     Postretirement Benefits Other Than Pension

     Tidewater sponsors a program which provides limited health care and life insurance benefits to qualified retired employees. Costs of the program are based on actuarially determined amounts and are accrued over the period from the date of hire to the full eligibility date of employees who are expected to qualify for these benefits. Tidewater has allocated postretirement health care and life insurance expense to TCS of approximately $274,000 and $384,000 for the period from April 1, 1997 through February 20, 1998 and for the year ended March 31, 1997, respectively.

4. COMMITMENTS AND CONTINGENCIES

     Rent expense for the period from April 1, 1997 through February 20, 1998 and for the year ended March 31, 1997 was approximately $390,000 and $435,000, respectively. Commitments for future minimum lease payments were not significant at February 20, 1998.

5. SUBSEQUENT EVENTS

     On February 20, 1998, pursuant to the Stock Purchase Agreement, dated December 18, 1997, between Tidewater and TW Acquisition Corporation ("Acquisition Corp."), the Acquisition Corp. acquired 100% of the voting securities of TCS for a purchase price of approximately $350 million (the "Acquisition"). Immediately following the Acquisition, Acquisition Corp. was merged with and into TCS, which changed its name to Universal Compression, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  UNIVERSAL COMPRESSION HOLDINGS, INC.



Date:  June  29, 1999             By: /s/ STEPHEN A. SNIDER
            ----                    ------------------------------------------
                                     Stephen A. Snider
                                     President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


         Signature                                   Title                                           Date

           /s/ STEPHEN A. SNIDER
--------------------------------------------          President, Chief Executive Officer             June 29, 1999
              Stephen A. Snider                      and Director


           /s/ RICHARD FITZGERALD
--------------------------------------------         Chief Financial Officer and Senior              June 29, 1999
             Richard FitzGerald                      Vice President (Principal Financial
                                                     and Accounting Officer)

             /s/ THOMAS C. CASE
--------------------------------------------         Director                                        June 29, 1999
               Thomas C. Case

              /s/ JOHN K. CASTLE
--------------------------------------------         Director                                        June 29, 1999
               John K. Castle


            /s/ ERNIE L. DANNER
--------------------------------------------         Director and Executive Vice President           June 29, 1999
               Ernie L. Danner

               /s/ C. KENT MAY
--------------------------------------------         Director                                        June 29, 1999
                 C. Kent May

             /s/ JEFFREY M. SIEGAL
--------------------------------------------         Director                                        June 29, 1999
              Jeffrey M. Siegal

              /s/ SAMUEL URCIS
--------------------------------------------         Director                                        June 29, 1999
                Samuel Urcis

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UNIVERSAL COMPRESSION, INC.


                                       /s/ STEPHEN A. SNIDER
Date:  June  29, 1999                  ---------------------------------------
            ---                        Stephen A. Snider
                                       President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


         Signature                                   Title                                           Date

           /s/ STEPHEN A. SNIDER
--------------------------------------------         President, Chief Executive Officer             June 29, 1999
              Stephen A. Snider                      and Director


           /s/ RICHARD FITZGERALD
--------------------------------------------         Chief Financial Officer and Senior             June 29, 1999
             Richard FitzGerald                      Vice President (Principal Financial
                                                     and Accounting Officer)


          /s/ ERNIE L. DANNER
-------------------------------------------          Director and Executive Vice President          June 29, 1999
               Ernie L. Danner

                                 EXHIBIT INDEX

                 EXHIBITS OF UNIVERSAL COMPRESSION HOLDINGS, INC.

 3.1 -- Certificate of Incorporation of Registrant as amended (incorporated by reference to Exhibit 3.1 of Amendment No. 2 on Form S-4/A dated September 17, 1998 to Registrant's Registration Statement on Form S-4 (File No. 333-48283)).

 3.2 -- Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of Amendment No. 1 on Form S-4/A dated July 30, 1998 to Registrant's Registration Statement on Form S-4 (File No. 333-48283)).

 4.1  --  Purchase Agreement, dated as of February 13, 1998, between
          Universal Compression Holdings, Inc. and BT Alex. Brown Incorporated (incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement on Form S-4 dated March 19, 1998 (File No. 333-48283)).

 4.2 -- Specimen of Universal Compression Holdings, Inc.'s 11 3/8% Senior Discount Note due 2009 (incorporated by reference to Exhibit 4.2 to Registrant's Registration Statement on Form S-4 dated March 19, 1998 (File No. 333-48283)).

 4.3 -- Indenture, dated as of February 20, 1998, between Universal Compression Holdings, Inc. and United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement on Form S-4 dated March 19, 1998 (File No. 333-48283)).

 4.4 -- Registration Rights Agreement, dated February 20, 1998, between Universal Compression Holdings, Inc. and BT Alex. Brown Incorporated (incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-4 dated March 19, 1998 (File No. 333-48283)).

 4.5 -- Credit Agreement, dated as of February 20, 1998, among Universal Compression, Inc., Universal Compression Holdings, Inc., Bankers Trust Company, as agent and the lenders party thereto (incorporated by reference to Exhibit 4.5 to Registrant's Registration Statement on Form S-4 dated March 19, 1998 (File No. 333-48283)).

 4.6  --  Form of Notes under Credit Agreement (incorporated by reference to
          Exhibit 4.6 to Registrant's Registration Statement on Form S-4 dated March 19, 1998 (File No. 333-48283)).

 4.7 -- Security Agreement, dated as of February 20, 1998, among Universal Compression, Inc., Universal Compression Holdings, Inc., Bankers Trust Company, and the Banks party thereto (incorporated by reference to Exhibit 4.7 to Registrant's Registration Statement on Form S-4 dated March 19, 1998 (File No. 333-48283)).

 4.8 -- Pledge Agreement, dated as of February 29, 1998, among Universal Compression, Inc., Universal Compression Holdings, Inc., Bankers Trust Company and the Banks party thereto (incorporated by reference to Exhibit 4.8 to Registrant's Registration Statement on Form S-4 dated March 19, 1998 (File No. 333-48283)).

 4.9 -- Acknowledgement and Joinder Agreement, dated February 20, 1998, between Universal Compression, Inc. and Bankers Trust Company (incorporated by reference to Exhibit 4.9 of Registrant's Registration Statement on Form S-4 dated March 19, 1998 (File No. 333-48283)).

*4.10 -- Stock Purchase Plan Buyback Agreement dated as of March 26, 1999 among Universal Compression Holdings, Inc. and the persons named therein.

 4.11 -- First Amendment to Credit Agreement dated November 13, 1998, among Universal Compression Holdings, Inc., Universal Compression, Inc., Bankers Trust Company as agent and the lenders party thereto (incorporated by reference to Exhibit 4.1 of Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1998).

9.1 -- Voting Trust Agreement, dated February 20, 1998, among Universal Compression, Inc., John K. Castle, as voting trustee and certain stockholders party thereto (incorporated by reference to Exhibit 9.1 of Amendment No. 2 on Form S-4/A dated September 17, 1998 to Registrant's Registration Statement on Form S-4 dated March 19, 1998 (Commission File No. 333-72859)).

9.2 -- Voting Trust Agreement, dated December 1, 1998, among Universal Compression Holdings, Inc., John K. Castle, as voting trustee and certain other parties thereto (incorporated by reference to Exhibit
         9.1 of Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1998)).

10.1 -- Stock Purchase Agreement, dated December 18, 1997, between TW Acquisition Corporation and Tidewater, Inc. (incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement on Form S-4 dated March 19, 1998 (File No. 333-48283)).

10.2 -- Universal Compression Holdings, Inc. Incentive Stock Option Plan (incorporated by reference to Exhibit 10 of Registrant's Quarterly Report on Form 10-Q for the period ended September 30,1998)).

10.3 -- Purchase Price Adjustment Agreement, dated February 20, 1998, among TW Acquisition Corporation, Universal Compression Holdings, Inc., and Tidewater, Inc. (incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form S-4 dated March 19, 1998 (File No. 333- 49283)).

10.4 -- Employment Agreement, dated February 20, 1998, with Stephen Snider (incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on Form S-4 dated March 19, 1998 (file No. 333-48283)).

10.5 -- Employment Agreement, dated February 20, 1998 with Ernie L. Danner (incorporated by reference to Exhibit 10.5 to Registrant's Registration Statement on Form S-4 dated March 19, 1998 (File No. 333-48283)).

10.6 -- Employment Agreement, dated February 20, 1998, with Newton Schnoor (incorporated by reference to Exhibit 10.7 to Registrant's Registration Statement on Form S-4 dated March 19, 1998 (File No. 333-48283)).

10.7 -- Employment Agreement dated February 20, 1998, with Robert Ryan (incorporated by reference to Exhibit 10.8 to Registrant's Registration Statement on Form S-4 dated March 19, 1998 (File No. 333-48283)).

10.8 -- Management Agreement, dated February 20, 1998, among Universal Compression, Inc., Universal Compression Holdings, Inc., and Castle Harlan, Inc. (incorporated by reference to Exhibit 10.9 to Registrant's Registration Statement on Form S-4 dated Much 19, 1998 (File No. 333-48283)).

10.9 -- Finders and Consulting Agreement, dated February 20, 1998 (incorporated by reference to Exhibit 10.10 to Registrant's Registration Statement on Form S-4 dated March 19, 1998 (File No. 333-48283)).

10.10 -- Assignment and Assumption Agreement, dated February 20, 1998, among Universal Compression, Inc., BT Alex. Brown and Salomon Smith Barney (incorporated by reference to Exhibit 10.11 to Registrant's Registration Statement on Form S-4 dated March 19, 1998 (File No. 333-48283)).

10.11 -- Co-Investor Subscription Agreement, dated February 20, 1998, between Universal Compression Holdings, Inc. and certain co-investors (incorporated by reference to Exhibit 10.12 to Registrant's Registration Statement on Form S-4 dated March 19, 1998 (File No. 333-48283)).

10.12 -- Voting Agreement, dated February 20, 1998, among Castle Harlan Partners, Universal Compression Holdings, Inc. and certain other parties (incorporated by reference to Exhibit 10.13 to Registrant's Registration Statement on Form S-4 dated March 19, 1998 (File No. 333-48283)).

10.13 -- Registration Rights Agreement, dated February 20, 1998, among Universal Compression Holdings, Inc. and certain of its stockholders (incorporated by reference to Exhibit 10.14 to Registrant's Registration Statement on Form S-4 dated March 19, 1998 (File No. 333-48283)).

 10.14 -- Stockholders Agreement, dated February 20, 1998, between Universal Compression Holdings, Inc. and certain of its stockholders (incorporated by reference to Exhibit 10.15 to Registrant's Registration Statement on Form S-4 dated March 19, 1998 (File No. 333-48283)).

 10.15 -- Management Subscription Agreement, dated February 20, 1998, between Universal Compression Holdings, Inc. and certain key members of Universal Compression, Inc.'s management (incorporated by reference to Exhibit 10.16 to Registrant's Registration Statement S-4 on Form S-4 dated March 19, 1998 (File No. 333-48283)).

 10.16 -- Management Stock Buyback Agreement between Universal Compression Holdings, Inc. and certain key members of Universal Compression, Inc.'s management (incorporated by reference to Exhibit 10.17 to Registrant's Registration Statement on Form S-4 dated March 19, 1998 (File No. 333-48283)).

 10.17 -- Stock Option Agreements between Universal Compression Holdings, Inc., Ernie Danner, Stephen Snider, Samuel Urcis, Newton Schnoor, Robert Ryan and Valerie Banner (incorporated by reference to Exhibit 10.18 to Registrant's Registration Statement on Form S-4 dated March 19, 1998 (File No. 333-48283)).

*12.1  -- Statement of Computation of the Ratios of Earnings to Fixed Charges

*21.1  -- Subsidiaries of Universal Compression Holdings, Inc.

*23.1  -- Consent of Deloitte & Touche LLP.

*23.2  -- Consent of KPMG LLP.

*27.1  -- Financial Data Schedule.

 99.1 -- Universal Compression Holdings, Inc. Non-Qualified Stock Purchase Plan (incorporated by reference to Exhibit 99.1 of Registrant's Registration Statement on Form S-8 dated February 24, 1999 (Commission File No. 333-72859)).

-------------------------
*        Filed herewith.

                    EXHIBITS OF UNIVERSAL COMPRESSION, INC.

3.1 -- Certificate of Incorporation of Universal Compression, Inc., as amended (incorporated by reference to Exhibit 3.1 to Amendment No. 1 on Form S-4/A dated July 30, 1998 to Registrant's Registration Statement on Form S-4 dated March 19, 1998 (Commission File No. 333-48279)).

3.2 -- Restated Bylaws of Universal Compression, Inc. (incorporated by reference to Exhibit 3 of Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1998 (Commission File No. 333-48279)).

4.1 -- Purchase Agreement, dated as of February 13, 1998, between Universal Compression, Inc. and each of BT Alex. Brown and Salomon Smith Barney (incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-4 dated March 19, 1998 (Commission File No. 333-48279)).

4.2 -- Specimen of Universal Compression, Inc.'s 9 7/8% Senior Discount Note due 2008 (incorporated by reference to Exhibit 4.2 to Registrant's Registration Statement on Form S-4 dated March 19, 1998 (Commission File No. 333-48279)).

4.3 -- Indenture, dated as of February 20, 1998, between Universal Compression, Inc. and the United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement on Form S-4 dated March 19, 1998 (Commission File No. 333-48279)).

4.4 -- Credit Agreement, dated as of February 20, 1998, among Universal Compression, Inc., Universal Compression Holdings, Inc., Bankers Trust Company, as agent and the lenders party thereto (incorporated by reference to Exhibit 4.5 to Registrant's Registration Statement on Form S-4 dated March 19, 1998 (Commission File No. 333-48279)).

4.5   -- Form of Notes under Credit Agreement (incorporated by reference to
         Exhibit 4.6 to Registrant's Registration Statement on Form S-4 dated March 19, 1998 (Commission File No. 333-48279)).

4.6 -- Security Agreement, dated as of February 20, 1998, among Universal Compression, Inc. and Universal Compression Holdings, Inc., Bankers Trust Company, and the Banks party thereto (incorporated by reference to Exhibit 4.7 to Registrant's Registration Statement on Form S-4 dated March 19, 1998 (Commission File No. 333-48279)).

4.7 -- Pledge Agreement, dated as of February 20, 1998, among Universal Compression, Inc., Universal Compression Holding, Inc., Bankers Trust Company and the Banks party thereto (incorporated by reference to Exhibit 4.8 to Registrant's Registration Statement on Form S-4 dated March 19, 1998 (Commission File No. 333-48279)).

4.8 -- Acknowledgement and Joinder Agreement, dated February 20, 1998, between Universal Compression, Inc. and Bankers Trust Company (incorporated by reference to Exhibit 4.9 to Registrant's Registration Statement on
         Form S-4 dated March 19, 1998 (Commission File No. 333-48279)).

4.9 -- First Amendment to Credit Agreement dated November 13, 1998 among Universal Compression Holdings, Inc., Universal Compression, Inc., Bankers Trust Company, as agent and the lenders party thereto (incorporated by reference to Exhibit 4.1 of Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1998)).

9.1 -- Voting Trust Agreement, dated February 20, 1998, among Universal Compression Holdings, Inc., John K. Castle, as voting trustee and certain stockholders party thereto (incorporated by reference to Exhibit 9.1 of Amendment No. 2 on Form S-4/A dated September 17, 1998 to Registrant's Registration Statement on Form S-4 dated March 19, 1998 (Commission File No. 333-48279)).

9.2 -- Voting Trust Agreement, dated December 1, 1998, among Universal Compression Holdings, Inc, John K. Castle, as voting trustee and certain other parties thereto (incorporated by reference to exhibit 9.1 of Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1998).

10.1 -- Stock Purchase Agreement, dated December 18, 1997, between TW Acquisition, Inc. and Tidewater, Inc. (incorporated by reference to
         Exhibit 10.1 to Registrant's Registration Statement on Form S-4 dated March 19, 1998 (Commission File No. 333-48279)).

10.2 -- Purchase Price Adjustment Agreement,dated February 20, 1998, among TW Acquisition Inc., Universal Compression Holdings, Inc., and Tidewater, Inc. (incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form S-4 dated March 19, 1998 (Commission File No. 333-48279)).

10.3 -- Employment Agreement, dated February 20, 1998, with Stephen Snider (incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on Form S-4 dated March 19, 1998 (Commission File No. 333-48279)).

10.4 -- Employment Agreement, dated February 20, 1998 with Ernie L. Danner (incorporated by reference to Exhibit 10.5 to Registrant's Registration Statement on Form S-4 dated March 19, 1998 (File No. 333-48279)).

10.5 -- Employment Agreement, dated February 20, 1998, with Newton Schnoor (incorporated by reference to Exhibit 10.7 to Registrant's Registration Statement on Form S-4 dated March 19, 1998 (Commission File No. 333-48279)).

10.6 -- Employment Agreement, dated February 20, 1998, with Robert Ryan (incorporated by reference to Exhibit 10.8 to Registrant's Registration Statement on Form S-4 dated March 19, 1998 (Commission File No. 333-48279)).

10.7 -- Management Agreement, dated February 20, 1998, among Universal Compression, Inc., Universal Compression Holdings, Inc., and Castle Harlan, Inc. (incorporated by reference to Exhibit 10.9 to Registrant's Registration Statement on Form S-4 dated March 19, 1998 (Commission File No. 333-48279)).

10.8 -- Finders and Consulting Agreement, dated February 20, 1998 (incorporated by reference to Exhibit 10.10 to Registrant's Registration Statement on Form S-4 dated March 19, 1998 (Commission File No. 333-48279)).

10.9 -- Assignment and Assumption Agreement, dated February 20, 1998, among Universal Compression, Inc., BT Alex. Brown and Salomon Smith Barney (incorporated by reference to Exhibit 10.11 to Registrant's Registration Statement on Form S-4 dated March 19, 1998 (Commission File No. 333-48279)).

10.10 -- Co-Investor Subscription Agreement, dated February 20, 1998, between Universal Compression Holdings, Inc. and certain co-investors (incorporated by reference to Exhibit 10.12 to Registrant's Registration Statement on Form S-4 dated March 19, 1998 (Commission File No. 333-48279)).

10.11 -- Voting Agreement, dated February 20, 1998, among Castle Harlan Partners, Universal Compression Holdings, Inc. and certain other parties (incorporated by reference to Exhibit 10.13 to Registrant's Registration Statement on Form S-4 dated March 19, 1998 (Commission File No. 333-48279)).

10.12 -- Stockholders Agreement, dated February 20, 1998, between Universal Compression Holdings, Inc. and certain of its stockholders (incorporated by reference to Exhibit 10.15 to Registrant's Registration Statement on Form S-4 dated March 19, 1998 (Commission File No. 333-48279)).

10.13 -- Management Subscription Agreement, dated February 20, 1998, between Universal Compression Holdings, Inc. and certain key members of Universal Compression, Inc.'s management (incorporated by reference to Exhibit 10.16 to Registrant's Registration Statement on Form S-4 dated March 19, 1998 (Commission File No. 333-48279)).

10.14 -- Management Stock Buyback Agreement between Universal Compression Holdings, Inc. and certain key members of Universal Compression, Inc.'s management (incorporated by reference to Exhibit 10.17 to Registrant's Registration Statement on Form S-4 dated March 19, 1998 (Commission File No. 333-48279)).

*12.1 -- Statement of Computation of the Ratios of Earnings to Fixed Charges.

*27.2 -- Financial Data Schedule.
---------------
* Filed herewith.