Form 10-Q
period 1999-06-30
UNIVERSAL COMPRESSION HOLDINGS INC; UNIVERSAL COMPRESSION INC
filed 1999-08-13
CIK 1057234, 1057233

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________

                       Commission File Numbers: 333-48283
                                                ----------
                                                333-48279
                                                ----------

                      UNIVERSAL COMPRESSION HOLDINGS, INC.
                          UNIVERSAL COMPRESSION, INC.
           (Exact name of registrants as specified in their charters)


                    DELAWARE                                         13-3989167

                      TEXAS                                          74-1282680
        (States or other jurisdictions of              (I.R.S. Employer Identification Nos.)
        incorporation of organization)

         4440 BRITTMOORE ROAD
               HOUSTON, TX                                           77041-8004
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

                                 Yes [X] No [ ]

UNIVERSAL COMPRESSION, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               MARCH 31,           JUNE 30,
ASSETS                                                           1999                1999
                                                              ----------          ----------

Current assets:
    Cash and equivalents                                      $    2,927          $    4,255
    Accounts receivable, net                                      22,469              16,612
    Inventories                                                   10,272              12,141
    Deferred tax assets                                              426                 426
    Other                                                            938               1,117
                                                              ----------          ----------
         Total current assets                                     37,032              34,551

Property, plant and equipment
    Rental equipment                                             296,049             309,125
    Other                                                         17,122              16,802
   Less: accumulated depreciation                                (17,647)            (19,940)
                                                              ----------          ----------
Net property, plant, and equipment                               295,524             305,987

Goodwill, net of amortization                                     96,345              95,717
Other assets, net                                                  8,632               8,376
Long-term deferred tax asset                                         458                 458
                                                              ----------          ----------
         Total assets                                         $  437,991          $  445,089
                                                              ==========          ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                  $   12,540          $   17,180
    Current portion of long-term debt                                750               2,150
                                                              ----------          ----------
Total current liabilities                                         13,290              19,330

Capital lease obligation                                              --               2,535
Long-term debt                                                   343,927             343,693
                                                              ----------          ----------

      Total liabilities                                          357,217             365,558

Stockholders' equity:
     Series A preferred stock, $.01 par value, 5,000,000
          shares authorized, 1,320,144 and 1,320,128 shares
          issued and outstanding at March 31, 1999 and
          June 30, 1999, respectively, $50-per-share
          liquidation value                                           13                  13
    Common stock, $.01 par value, 994,000 shares
          authorized, 330,036 and 330,032 shares issued,
          329,906 and 329,902 shares outstanding at
          March 31, 1999 and June 30, 1999, respectively               3                   3
    Class A  non-voting  common  stock,  $.01 par
          value, 6,000 shares authorized, 4,120 shares
          issued, 4,080 and 3,970 shares outstanding at
          March 31, 1999 and June 30, 1999, respectively              --                  --
    Treasury  stock,  170 and 280  shares at cost
          at March 31, 1999 and June 30, 1999,
          respectively                                                (9)                (14)
    Additional paid-in capital                                    82,698              82,698
    Retained deficit                                              (1,931)             (3,169)
                                                              ----------          ----------

                Total stockholders' equity                        80,774              79,531
                                                              ----------          ----------

Total liabilities and stockholders' equity                    $  437,991          $  445,089
                                                              ==========          ==========

     See accompanying notes to unaudited consolidated financial statements

                      UNIVERSAL COMPRESSION HOLDINGS, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)



                                                    THREE MONTHS       THREE MONTHS
                                                       ENDED              ENDED
                                                      JUNE 30,          JUNE 30,
                                                       1998               1999
                                                    ----------         ----------
Revenues:
       Rental                                       $   21,765         $   23,188
       Sales                                             7,798             10,619
       Other                                                74                  1
                                                    ----------         ----------
            Total revenue                               29,637             33,808

Costs and expenses
       Rentals, exclusive of depreciation
            and amortization                             7,997              8,602
       Cost of sales, exclusive of
            depreciation and amortization                6,686              9,102
       Depreciation and amortization                     4,522              5,617
       Selling, general and administrative               3,808              4,538
       Interest expense                                  6,983              7,946
                                                    ----------         ----------

            Total costs and expenses                    29,996             35,805
                                                    ----------         ----------
Loss before income taxes                                  (359)            (1,997)


Income tax benefit                                        (132)              (759)
                                                    ----------         ----------

Net loss                                            $     (227)        $   (1,238)
                                                    ==========         ==========

     See accompanying notes to unaudited consolidated financial statements

                      UNIVERSAL COMPRESSION HOLDINGS, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1999
                                 (IN THOUSANDS)



                                                                             1998              1999
                                                                         ------------       ------------
Cash flows from operating activities:
  Net loss                                                               $       (227)      $     (1,238)
  Adjustments to reconcile net income to cash
    provided from operating activities:
       Depreciation and amortization                                            4,522              5,617
       (Gain) loss on asset sales                                                 (35)                19
       Amortization of debt issuance costs                                        291                290
       Accretion of discount notes                                              4,416              4,853
       Change in working capital                                               (2,751)             7,051
                                                                         ------------       ------------
            Net cash provided by operating activities                           6,216             16,592

Cash flows from investing activities:
       Additions to property, plant, and equipment, net                       (11,723)           (10,171)
       Capital lease-back of vehicles                                              --             (3,935)
                                                                         ------------       ------------
            Net cash used in investing activities                             (11,723)           (14,106)

Cash flows from financing activities:
       Principal repayments of long-term debt                                    (188)              (188)
       Net borrowing on line of credit                                          3,556             (4,900)
       Proceeds from sale-lease-back of vehicles                                   --              3,935
       Treasury stock                                                              --                 (5)
                                                                         ------------       ------------
            Net cash (used in) provided by financing activities                 3,368             (1,158)

Increase (decrease) in cash                                                    (2,139)             1,328
Cash at beginning of period                                                     2,383              2,927
                                                                         ------------       ------------

Cash at end of period                                                    $        244       $      4,255
                                                                         ============       ============

     See accompanying notes to unaudited consolidated financial statements

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999

    1. BASIS OF PRESENTATION

Universal Compression Holdings, Inc. (the "Company") was formed on December 12, 1997 for the purpose of acquiring Tidewater Compression Service, Inc. ("TCS") from Tidewater Inc. ("Tidewater"). The Company formed an acquisition subsidiary, TW Acquisition Corporation ("Acquisition Corp.") which acquired 100% of the voting securities of TCS (the "Acquisition"). Immediately following the Acquisition, Acquisition Corp. was merged with and into TCS, which changed its name to Universal Compression, Inc. ("Universal"). The Company is a holding company which conducts its operations through its wholly owned subsidiary, Universal. Accordingly, the Company is dependent upon the distribution of earnings from Universal whether in the form of dividends, advances or payments on account of intercompany obligations, to service its debt obligations. These consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Company's Annual Report on Form 10-K for the year ended March 31, 1999. That report contains a more comprehensive summary of the Company's major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly its financial position, results of operations and cash flows for the respective periods. Operating results for the three month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000.

The Company through its subsidiaries is a leading provider of natural gas compressor rental, maintenance and operations services to the domestic oil and gas industry, owning one of the largest domestic gas compressor fleets, and has a growing presence in key international markets. The Company through its subsidiaries has a broad base of over 500 customers and its 577,000 horsepower ("HP") gas compression rental fleet is comprised of over 2,600 units. Founded in 1954, Universal has an operating presence in all active domestic gas compression markets. As a complement to its rental operations, the Company through its subsidiaries designs and fabricates compression units for its own fleet as well as for its global customer base.

    2. RECENT ACCOUNTING PRONOUNCEMENTS

Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." For the three months ended June 30, 1998 and 1999, the effect of transactions which would have given rise to further disclosure were not significant.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged comprehensive income pending recognition in earnings. This statement is effective for all fiscal years beginning after June 15, 2000. The Company is currently evaluating what impact, if any, adoption of this statement will have on the Company's consolidated financial statements.

    3. INVENTORIES

Inventories consisted of (in thousands):

                                             MARCH, 1999      JUNE, 1999
                                             -----------      ----------

                    Work-in-progress          $   4,993        $   7,794
                    Finished goods                5,279            4,347
                                              ---------        ---------
                                              $  10,272        $  12,141
                                              =========        =========

    4. INDUSTRY SEGMENTS

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

The Company evaluates performance based on gross profit or loss from operations, which represents total revenue less rental expenses and cost of sales. Revenues include sales to external customers. Operating income represents revenues less total costs and expenses, not including the effect of interest expense and income taxes. The Corporate and Other segment represents primarily corporate activities, part sales and services and all other items that could not be allocated to an identifiable segment. The Corporate and Other segment principally serves the oil and gas market, including sales of parts and equipment utilized in the extraction of natural gas and the service that the Company provides to customers' natural gas compression units.

     The following table presents sales and other financial information by industry segment for the quarter ended June 30, 1999 and 1998 (in thousands):

                                       DOMESTIC     INTERNATIONAL                       CORPORATE
                                      RENTAL AND      RENTAL AND      ENGINEERED           AND
                                     MAINTENANCE     MAINTENANCE       PRODUCTS           OTHER            TOTAL
                                     -----------     -----------       --------           -----            -----
June 30, 1999:
Revenues ..........................  $   19,761      $    3,426       $    5,988        $    4,633       $   33,808
Gross profit ......................  $   12,018      $    2,568       $      576        $      942       $   16,104
Operating income(loss) ............  $    4,246      $    1,199       $      (99)       $      603       $    5,949

June 30, 1998:
Revenues ..........................  $   19,624      $    1,662       $    2,814        $    5,537       $   29,637
Gross profit ......................  $   12,211      $    1,221       $      671        $      851       $   14,954
Operating income ..................  $    5,428      $      630       $      206        $      360       $    6,624

    5.  SALE AND LEASE BACK OF VEHICLES

In June 1999, a subsidiary of the Company completed a $3.9 million sale and lease back of the majority of its service vehicle fleet. The sale of the vehicles resulted in a deferred gain of $1.4 million at June 30, 1999 which is included in accrued liabilities. The lease back of the vehicles is recorded as a capital lease obligation. Under the agreement, the vehicles were sold and leased back by such subsidiary at lease terms ranging from 20 months to 56 months and will continue to be deployed by such subsidiary under its normal operating procedures.

    6.   SUBSEQUENT EVENT

On July 21, 1999, a wholly owned subsidiary of the Company received $7.8 million as the first phase of a financing lease with Societe Generale Bank regarding certain compression equipment. The Company expects an additional $4 million, approximately, to be received under the financing lease agreement in the third quarter of the current fiscal year. The financing lease has a term of 5 years and bears interest at a rate of LIBOR plus 4.25%. The financing lease is related to the Company's subsidiary's Colombia operations.

                          UNIVERSAL COMPRESSION, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           MARCH 31,           JUNE 30,
ASSETS                                                       1999                1999
                                                         ------------        ------------

Current assets:
    Cash and equivalents                                 $      2,927        $      4,255
    Accounts receivable, net                                   22,469              16,612
    Inventories                                                10,272              12,141
    Deferred tax assets                                           426                 426
    Other                                                         916               1,085
                                                         ------------        ------------
         Total current assets                                  37,010              34,519

Property, plant and equipment
    Rental equipment                                          296,049             309,125
    Other                                                      17,122              16,802
   Less: accumulated depreciation                             (17,647)            (19,940)
                                                         ------------        ------------
Net property, plant, and equipment                            295,524             305,987

Goodwill, net of amortization                                  96,101              95,475
Other assets, net                                               7,852               7,618
                                                         ------------        ------------
         Total assets                                    $    436,487        $    443,599
                                                         ============        ============


LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Accounts payable and accrued liabilities            $      12,538        $     17,490
    Payable to parent                                           1,434               1,418
    Current portion of long-term debt                             750               2,150
                                                         ------------        ------------
Total current liabilities                                      14,722              21,058

Deferred income taxes                                             859                 859
Capital lease obligation                                           --               2,535
Long-term debt                                                315,598             314,571
                                                         ------------        ------------

      Total liabilities                                       331,179             339,023

Stockholder's equity:
    Common stock, $10 par value, 5,000 shares
         authorized and 4,910 shares issued and
         outstanding                                               49                  49
    Additional paid-in capital                                105,131             105,131
    Retained earnings (deficit)                                   128                (604)
                                                         ------------        ------------

                Total stockholder's equity                    105,308             104,576
                                                         ------------        ------------

Total liabilities and stockholder's equity               $    436,487        $    443,599
                                                         ============        ============

     See accompanying notes to unaudited consolidated financial statements

                          UNIVERSAL COMPRESSION, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)



                                                   THREE MONTHS       THREE MONTHS
                                                      ENDED              ENDED
                                                     JUNE 30,          JUNE 30,
                                                       1998              1999
                                                    ----------        ----------
Revenues:
       Rental                                       $   21,765        $   23,188
       Sales                                             7,798            10,619
       Other                                                74                 1
                                                    ----------        ----------
            Total revenue                               29,637            33,808

Costs and expenses
       Rentals, exclusive of depreciation
            and amortization                             7,997             8,602
       Cost of sales, exclusive of
            depreciation and amortization                6,686             9,102
       Depreciation and amortization                     4,520             5,615
       Selling, general and administrative               3,808             4,538
       Interest expense                                  6,249             7,132
                                                    ----------        ----------

            Total costs and expenses                    29,260            34,989
                                                    ----------        ----------
Income (loss) before income taxes                          377            (1,181)

Income taxes (benefit)                                     147              (449)
                                                    ----------        ----------

Net income (loss)                                   $      230        $     (732)
                                                    ==========        ==========

     See accompanying notes to unaudited consolidated financial statements

                          UNIVERSAL COMPRESSION, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1999
                                 (IN THOUSANDS)



                                                                            1998               1999
                                                                         ----------         ----------
Cash flows from operating activities:
  Net income (loss)                                                      $      230         $     (732)
  Adjustments to reconcile net income to cash
    provided from operating activities:
       Depreciation and amortization                                          4,520              5,615
       (Gain) loss on asset sales                                               (35)                19
       Amortization of debt issuance costs                                      270                268
       Accretion of discount notes                                            3,873              4,060
       Change in working capital                                             (2,642)             7,357
                                                                         ----------         ----------
            Net cash provided by operating activities                         6,216             16,587

Cash flows from investing activities:
       Additions to property, plant, and equipment, net                     (11,723)           (10,171)
       Capital lease-back of vehicles                                            --             (3,935)
                                                                         ----------         ----------
            Net cash used in investing activities                           (11,723)           (14,106)

Cash flows from financing activities:
       Principal repayments of long-term debt                                  (188)              (188)
       Net borrowing on line of credit                                        3,556             (4,900)
       Proceeds from sale-lease-back of vehicles                                 --              3,935
                                                                         ----------         ----------
            Net cash (used in) provided by financing activities               3,368             (1,153)

Increase (decrease) in cash                                                  (2,139)             1,328
Cash at beginning of period                                                   2,383              2,927
                                                                         ----------         ----------

Cash at end of period                                                    $      244         $    4,255
                                                                         ==========         ==========

     See accompanying notes to unaudited consolidated financial statements

                          UNIVERSAL COMPRESSION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999

    1. BASIS OF PRESENTATION

Universal Compression, Inc., formerly Tidewater Compression Service, Inc. ("TCS") was formed in 1954. On February 20, 1998, TW Acquisition Corporation ("Acquisition Corp."), a wholly owned subsidiary of Universal Compression Holdings, Inc. ("Holdings"), acquired 100% of the voting securities of TCS. Immediately following the acquisition, Acquisition Corp. was merged with and into TCS, which changed its name to Universal Compression, Inc. (the "Company"). The Company is a wholly owned subsidiary of Holdings. These consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Company's Annual Report on Form 10-K for the year ended March 31, 1999. That report contains a more comprehensive summary of the Company's major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly its financial position, results of operations and cash flows for the respective periods. Operating results for the three month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000.

The Company is a leading provider of natural gas compressor rental, maintenance and operations services to the domestic oil and gas industry, owning one of the largest domestic gas compressor fleets, and has a growing presence in key international markets. The Company has a broad base of over 500 customers and its 577,000 horsepower ("HP") gas compression rental fleet is comprised of over 2,600 units. The Company has an operating presence in all active domestic gas compression markets. As a complement to its rental operations, the Company designs and fabricates compression units for its own fleet as well as for its global customer base.

    2. RECENT ACCOUNTING PRONOUNCEMENTS

Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." For the three months ended June 30, 1998 and 1999, the effect of transactions which would have given rise to further disclosure were not significant.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged comprehensive income pending recognition in earnings. This statement is effective for all fiscal years beginning after June 15, 2000. The Company is currently evaluating what impact, if any, adoption of this statement will have on the Company's consolidated financial statements.

    3. INVENTORIES

Inventories consisted of (in thousands):

                                             MARCH, 1999       JUNE, 1999
                                             -----------       ----------

                    Work-in-progress          $    4,993       $    7,794
                    Finished goods                 5,279            4,347
                                              ----------       ----------
                                              $   10,272       $   12,141
                                              ==========       ==========

     4. INDUSTRY SEGMENTS

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

The Company evaluates performance based on gross profit or loss from operations, which represents total revenue less rental expenses and cost of sales. Revenues include sales to external customers. Operating income represents revenues less total costs and expenses, not including the effect of interest expense and income taxes. The Corporate and Other segment represents primarily corporate activities, part sales and services and all other items that could not be allocated to an identifiable segment. The Corporate and Other segment principally serves the oil and gas market, including sales of parts and equipment utilized in the extraction of natural gas and the service that the Company provides to customers' natural gas compression units.

     The following table presents sales and other financial information by industry segment for the quarter ended June 30, 1999 and 1998 (in thousands):

                              DOMESTIC    INTERNATIONAL                  CORPORATE
                             RENTAL AND    RENTAL AND     ENGINEERED        AND
                             MAINTENANCE   MAINTENANCE     PRODUCTS        OTHER        TOTAL
                             -----------   -----------     --------        -----        -----

June 30, 1999:
Revenues ..................  $  19,761     $   3,426     $   5,988      $   4,633     $  33,808
Gross profit ..............  $  12,018     $   2,568     $     576      $     942     $  16,104
Operating income(loss) ....  $   4,246     $   1,199     $     (99)     $     605     $   5,951

June 30, 1998:
Revenues ..................  $  19,624     $   1,662     $   2,814      $   5,537     $  29,637
Gross profit ..............  $  12,211     $   1,221     $     671      $     851     $  14,954
Operating income ..........  $   5,428     $     630     $     206      $     362     $   6,626

     5. SALE AND LEASE BACK OF VEHICLES

In June 1999, the Company completed a $3.9 million sale and lease back of the majority of its service vehicle fleet. The sale of the vehicles resulted in a deferred gain of $1.4 million at June 30, 1999 which is included in accrued liabilities. The lease back of the vehicles is recorded as a capital lease obligation. Under the agreement, the vehicles were sold and leased back by the Company at lease terms ranging from 20 months to 56 months and will continue to be deployed by the Company under its normal operating procedures.

     6. SUBSEQUENT EVENT

On July 21, 1999, a wholly owned subsidiary of the Company received $7.8 million as the first phase of a financing lease with Societe Generale Bank regarding certain compression equipment. The Company expects an additional $4 million, approximately, to be received under the financing lease agreement in the third quarter of the current fiscal year. The financing lease has a term of 5 years and bears interest at a rate of LIBOR plus 4.25%. The financing lease is related to the Company's subsidiary's Colombia operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

UNIVERSAL COMPRESSION HOLDINGS, INC.


THREE MONTHS ENDED JUNE 30, 1999

    Revenue. Revenue for the quarter ended June 30, 1999 increased $4.2 million, or 14%, to $33.8 million compared to $29.6 million for the quarter ended June 30, 1998 due to increases in both rental revenue and revenue from fabrication and equipment sales. Rental revenue increased 7% to $23.2 million. The increase in rental revenue was due to an increase in utilized horsepower combined with an increase in average rental pricing. The Company increased the amount of HP rented in international markets by 20,773 HP primarily through additional service in Argentina and Colombia. Revenue from fabrication and sales increased to $10.6 million from $7.8 million, an increase of 36%, due to a relatively higher level of fabrication activity.

    Gross Margin. Gross margin (defined as total revenue less (i) rental expense, (ii) cost of sales (exclusive of depreciation and amortization), (iii) gain on asset sales and (iv) interest income) for the quarter ended June 30, 1999 increased $1.2 million, or 8%, to $16.1 million from gross margin of $14.9 million for the quarter ended June 30, 1998. The rental gross margin for the quarter ended June 30, 1999 increased $0.8 million, or 6%, to $14.6 million compared to gross margin of $13.8 million for the quarter ended June 30, 1998. Gross margin increased primarily as the result of the revenue growth discussed above while rental margins remained constant at approximately 63%.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended June 30, 1999 increased $0.7 million compared to the quarter ended June 30, 1998. As a percentage of revenue, selling, general and administrative expenses represented 13% of revenues for the quarters ended June 30, 1999 and 1998. The increase was primarily due to increased personnel costs in the quarter ended June 30, 1999 as the Company added the additional sales and engineering personnel necessary to rent and manage a larger rental fleet.

    Net income. Primarily as a result of interest expense for the indebtedness incurred in the Acquisition increasing from $7.0 million to $7.9 million and depreciation and amortization related to the continued expansion of the Company's assets increasing from $4.5 million to $5.6 million, offset by an increased income tax benefit and the factors discussed above, the Company had a net loss of $1.2 million for the quarter ended June 30, 1999 compared to a net loss of $0.2 million for the quarter ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents balance at June 30, 1999 was $4.3 million compared to $2.9 million at March 31, 1999. For the quarter ended June 30, 1999, the Company generated cash flow from operations of $16.6 million and received $5.8 million from the sale of assets. The Company used this cash flow to expend $16.0 million on equipment for its rental operations and make net principal payments of $5.1 million under its established lines of credit.

The Company expects to expend between $65 to $70 million on capital projects during fiscal 2000. The expected expenditures include approximately $48 million for expansion of its domestic rental fleet, $12 million for additional expansion into international markets and $7 million for maintaining and updating the existing fleet. The Company's other principal uses of cash will be to fund working capital needs and to meet required principal and interest payments on debt obligations.

The Company anticipates that internally generated cash flow including improvement in its working capital position, availability under the Revolving Credit Facility and permitted international borrowings, will be sufficient to fund domestic and international operations, capital projects, and its obligations for Fiscal 2000.

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

Year 2000 Risks and Contingency Planning. The committee is continually reviewing the problems and uncertainties associated with Year 2000 issues and the potential consequences on the Company's operations. The Company is in the process of developing contingency plans which are intended to address the worst case Year 2000 issues. The Company believes that the most reasonably likely worst case Year 2000 scenario would include these elements: (a) one or more of the Company's third party providers will be unable to provide the supplies expected and (b) one or more parts of the Company's internal systems will operate incorrectly. The Company believes that the uncertainties associated with a failure of third party providers are mitigated by the following factors:
(a) significant supplies are in inventory and (b) there is a long lead-time in ordering supplies. The Company believes that the modifications and testing of critical systems have minimized the uncertainties associated with a failure of its systems related to significant Year 2000 issues. In the event of a systems failure, the Company believes it is equipped to switch to manual processes until such failure is remedied, without significantly impacting operations.

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

UNIVERSAL COMPRESSION, INC.

THREE MONTHS ENDED JUNE 30, 1999

    Revenue. Revenue for the quarter ended June 30, 1999 increased $4.2 million, or 14%, to $33.8 million compared to $29.6 million for the quarter ended June 30, 1998 due to increases in both rental revenue and revenue from fabrication and equipment sales. Rental revenue increased 7% to $23.2 million. The increase in rental revenue was due to an increase in utilized horsepower combined with an increase in average rental pricing. Universal increased the amount of HP rented in international markets by 20,773 HP primarily through additional service in Argentina and Colombia. Revenue from fabrication and sales increased to $10.6 million from $7.8 million, an increase of 36%, due to a relatively higher level of fabrication activity.

    Gross Margin. Gross margin (defined as total revenue less (i) rental expense, (ii) cost of sales (exclusive of depreciation and amortization), (iii) gain on asset sales and (iv) interest income) for the quarter ended June 30, 1999 increased $1.2 million, or 8%, to $16.1 million from gross margin of $14.9 million for the quarter ended June 30, 1998. The rental gross margin for the quarter ended June 30, 1999 increased $0.8 million, or 6%, to $14.6 million compared to gross margin of $13.8 million for the quarter ended June 30, 1998. Gross margin increased primarily as the result of the revenue growth discussed above while rental margins remained constant at approximately 63%.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended June 30, 1999 increased $0.7 million compared to the quarter ended June 30, 1998. As a percentage of revenue, selling, general and administrative expenses represented 13% of revenues for the quarters ended June 30, 1999 and 1998. The increase was primarily due to increased personnel costs in the quarter ended June 30, 1999 as Universal added the additional sales and engineering personnel necessary to rent and manage a larger rental fleet.

    Net income. Primarily as a result of interest expense for the indebtedness incurred in the Acquisition increasing from $6.2 million to $7.1 million and depreciation and amortization related to the continued expansion of Universal's assets increasing from $4.5 million to $5.6 million, offset by decreased income taxes and the factors discussed above, Universal had a net loss of $0.7 million for the quarter ended June 30, 1999 compared to net income of $0.2 million for the quarter ended June 30, 1998.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to some market risk due to the floating interest rate under the revolving credit facility and term loan. The revolving credit facility and term loan bear interest at LIBOR plus 2.25% and 2.5%, respectively, are due February 2005 and February 2003, respectively, and have outstanding principal balances of $70.5 million and $73.9 million, respectively. The LIBOR rate at June 30, 1999 was 5.22%. A 1.0% increase in interest rates could result in a $1.4 million annual increase in interest expense on the existing principal balances. Additionally, there is no significant foreign currency credit risk as substantially all transactions , after deducting in-country expenses, are denominated in U.S. dollars.



                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

The following documents have been included as Exhibits to this form:

10.1     --    Master Lease Agreement dated June 17, 1999 by and between
               Universal Compression, Inc. and GE Capital Fleet Services

27.1     --    Financial Data Schedule - Universal Compression Holdings, Inc.

27.2     --    Financial Data Schedule - Universal Compression, Inc.

(b) Reports on Form 8-K.

Neither the Company nor Universal filed any reports on Form 8-K during the three month period ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           UNIVERSAL COMPRESSION HOLDINGS, INC.

Date: August 13, 1999                      By:     /s/ RICHARD FITZGERALD
                                               --------------------------------
                                                      Richard FitzGerald,
                                                   Chief Financial Officer and
                                                     Senior Vice President

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           UNIVERSAL COMPRESSION, INC.

Date: August 13, 1999                      By:     /s/ RICHARD FITZGERALD
                                               --------------------------------
                                                      Richard FitzGerald,
                                                   Chief Financial Officer and
                                                     Senior Vice President

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

10.1     --    Master Lease Agreement dated June 17, 1999 by and between
               Universal Compression, Inc. and GE Capital Fleet Services

27.1     --    Financial Data Schedule - Universal Compression Holdings, Inc.

27.2     --    Financial Data Schedule - Universal Compression, Inc.