Form 10-Q
period 1999-09-30
UNIVERSAL COMPRESSION HOLDINGS INC; UNIVERSAL COMPRESSION INC
filed 1999-11-15
CIK 1057234, 1057233

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

                       Commission File Numbers: 333-48283
                                                333-48279

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    MARCH 31,          SEPTEMBER 30,
ASSETS                                                                1999                 1999
                                                                   -----------         ------------
Current assets:
   Cash and equivalents                                            $     2,927         $     1,347
   Accounts receivable, net                                             22,469              18,557
   Inventories                                                          10,272               8,498
   Deferred tax assets                                                     426                 426
   Other                                                                   938               1,323
                                                                   -----------         -----------
     Total current assets                                               37,032              30,151

Property, plant and equipment
   Rental equipment                                                    296,049             326,309
   Other                                                                17,122              19,782
   Less: accumulated depreciation                                      (17,647)            (25,342)
                                                                   -----------         -----------
Net property, plant, and equipment                                     295,524             320,749

Goodwill and intangibles, net of amortization                           96,345              97,828
Other assets, net                                                        8,632               8,371
Long-term deferred tax asset                                               458                 458
                                                                   -----------         -----------
     Total assets                                                  $   437,991         $   457,557
                                                                   ===========         ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                        $    12,540         $    15,139
   Current portion of long-term debt                                       750               3,556
                                                                   -----------         -----------
Total current liabilities                                               13,290              18,695

Capital lease obligation                                                    --               2,288
Long-term debt                                                         343,927             358,633
                                                                   -----------         -----------

     Total liabilities                                                 357,217             379,616

Stockholders' equity:
   Series A  preferred  stock, $.01 par  value, 5,000,000
    shares authorized, 1,320,144 and 1,320,128 shares
    issued and outstanding at March 31, 1999 and
    September 30, 1999, respectively, $50-per-share
    liquidation value                                                       13                  13
   Common stock, $.01 par value, 994,000 shares
    authorized,  330,036 and 330,032 shares issued,
    329,906 and 329,902 shares outstanding at
    March 31, 1999 and September 30, 1999, respectively                      3                   3
   Class A non-voting common stock, $.01 par value, 6,000
    shares authorized, 4,120 shares issued, 4,080 and
    3,730 shares outstanding at March 31,
    1999 and September 30, 1999, respectively                               --                  --
   Treasury stock,  170 and 520 shares at cost at March 31,
    1999 and September 30, 1999, respectively                               (9)                (26)
   Additional paid-in capital                                           82,698              82,698
   Retained deficit                                                     (1,931)             (4,747)
                                                                   -----------         -----------

   Total stockholders' equity                                           80,774              77,941
                                                                   -----------         -----------

Total liabilities and stockholders' equity                         $   437,991         $   457,557
                                                                   ===========         ===========

      See accompanying notes to unaudited consolidated financial statements

                      UNIVERSAL COMPRESSION HOLDINGS, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)


                                          THREE MONTHS     THREE MONTHS      SIX MONTHS      SIX MONTHS
                                             ENDED            ENDED            ENDED           ENDED
                                          SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                              1998             1999             1998             1999
                                          ------------     ------------     ------------     ------------
Revenues:
    Rental                                  $ 21,677         $ 23,675         $ 43,442         $ 46,863
    Sales                                     11,057           11,255           18,855           21,874
    Other                                         50               58              124               59
                                            --------         --------         --------         --------
       Total revenue                          32,784           34,988           62,421           68,796

Costs and expenses
    Rentals, exclusive of depreciation
       and amortization                        7,972            8,502           15,969           17,104
    Cost of sales, exclusive of
       depreciation and amortization           8,838            9,648           15,524           18,750
    Depreciation and amortization              4,803            6,061            9,325           11,678
    Selling, general and                       4,216            4,116            8,024            8,654
       administrative
    Interest expense                           7,158            8,500           14,141           16,446
                                            --------         --------         --------         --------

       Total costs and expenses               32,987           36,827           62,983           72,632
                                            --------         --------         --------         --------

Loss before income taxes                        (203)          (1,839)            (562)          (3,836)


Income tax benefit                               (80)            (261)            (212)          (1,020)
                                            --------         --------         --------         --------

Net loss                                    $   (123)        $ (1,578)        $   (350)        $ (2,816)
                                            ========         ========         ========         ========

      See accompanying notes to unaudited consolidated financial statements

                      UNIVERSAL COMPRESSION HOLDINGS, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                 (IN THOUSANDS)


                                                                    1998             1999
                                                                  --------         --------
Cash flows from operating activities:
  Net loss                                                        $   (350)        $ (2,816)
  Adjustments to reconcile net income to cash
    provided from operating activities:
       Depreciation and amortization                                 9,325           11,678
       Gain on asset sales                                             (52)              (6)
       Amortization of debt issuance costs                             582              581
       Accretion of discount notes                                   8,904            9,882
       Change in working capital                                   (11,398)           6,686
                                                                  --------         --------
            Net cash provided by operating activities                7,011           26,005

Cash flows from investing activities:
       Additions to property, plant, and equipment, net            (13,014)         (33,125)
       Capital lease-back of vehicles                                   --           (4,062)
                                                                  --------         --------
            Net cash used in investing activities                  (13,014)         (37,187)

Cash flows from financing activities:
       Principal repayments of long-term debt                         (376)            (376)
       Net borrowing (repayment) on line of credit                   3,800           (1,100)
       Net proceeds from sale-lease-back of vehicles                    --            3,689
       Net proceeds from financing lease                                --            7,406
       Treasury stock                                                   --              (17)
                                                                  --------         --------
            Net cash provided by financing activities                3,424            9,602

Decrease in cash                                                    (2,579)          (1,580)
Cash at beginning of period                                          2,383            2,927
                                                                  --------         --------

Cash at end of period                                             $   (196)        $  1,347
                                                                  ========         ========

      See accompanying notes to unaudited consolidated financial statements

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

    1. BASIS OF PRESENTATION

Universal Compression Holdings, Inc. (the "Company") was formed on December 12, 1997 for the purpose of acquiring Tidewater Compression Service, Inc. ("TCS") from Tidewater Inc. ("Tidewater"). The Company formed an acquisition subsidiary, TW Acquisition Corporation ("Acquisition Corp.") which acquired 100% of the voting securities of TCS (the "Acquisition"). Immediately following the Acquisition, Acquisition Corp. was merged with and into TCS, which changed its name to Universal Compression, Inc. ("Universal"). The Company is a holding company which conducts its operations through its wholly owned subsidiary, Universal. Accordingly, the Company is dependent upon the distribution of earnings from Universal whether in the form of dividends, advances or payments on account of intercompany obligations, to service its debt obligations. These consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Company's Annual Report on Form 10-K for the year ended March 31, 1999. That report contains a more comprehensive summary of the Company's major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly its financial position, results of operations and cash flows for the respective periods. Operating results for the three and six month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000.

The Company through its subsidiaries is a leading provider of natural gas compressor rental, maintenance and operations services to the domestic oil and gas industry, owning one of the largest domestic gas compressor fleets, and has a growing presence in key international markets. The Company through its subsidiaries has a broad base of over 500 customers and its 611,000 horsepower ("HP") gas compression rental fleet is comprised of over 2,700 units. Founded in 1954, Universal has an operating presence in all active domestic gas compression markets. As a complement to its rental operations, the Company through its subsidiaries designs and fabricates compression units for its own fleet as well as for its global customer base.

    2. RECENT ACCOUNTING PRONOUNCEMENTS

Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." For the three and six month periods ended September 30, 1998 and 1999, the effect of transactions which would have given rise to further disclosure were not significant.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and subsequently delayed the effective date of this statement with the issuance of SFAS No. 137 in June 1999. SFAS No. 133, which is now effective for the Company's year ending March 31, 2002, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will be analyzing SFAS No. 133 to determine what, if any, impact or additional disclosure requirements this pronouncement will have.

    3. INVENTORIES

Inventories consisted of (in thousands):


                           MARCH, 1999    SEPTEMBER, 1999
                           -----------    ---------------
Work-in-progress             $ 4,993        $ 3,797
Finished goods                 5,279          4,701
                             -------        -------
                             $10,272        $ 8,498
                             =======        =======

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

     The following table presents sales and other financial information by industry segment for the three months ended September 30, 1999 and 1998 (in thousands):

                                      DOMESTIC    INTERNATIONAL                   CORPORATE
                                     RENTAL AND    RENTAL AND     ENGINEERED         AND
                                    MAINTENANCE    MAINTENANCE     PRODUCTS         OTHER          TOTAL
                                    -----------   -------------   ----------      ---------       -------
September 30, 1999:
Revenues .....................        $20,351        $ 3,324        $ 8,909        $ 2,404        $34,988
Gross profit .................        $12,816        $ 2,358        $ 1,157        $   507        $16,838
Operating income .............        $ 5,080        $   805        $   563        $   213        $ 6,661

September 30, 1998:
Revenues .....................        $19,534        $ 1,764        $ 4,056        $ 7,430        $32,784
Gross profit .................        $12,443        $ 1,284        $   787        $ 1,460        $15,974
Operating income .............        $ 5,122        $   608        $   268        $   957        $ 6,955


The following table presents sales and other financial information by industry segment for the six months ended September 30, 1999 and 1998 (in thousands):

                                      DOMESTIC    INTERNATIONAL                   CORPORATE
                                     RENTAL AND    RENTAL AND     ENGINEERED         AND
                                    MAINTENANCE    MAINTENANCE     PRODUCTS         OTHER          TOTAL
                                    -----------   -------------   ----------      ---------       -------
September 30, 1999:
Revenues .....................        $40,112        $ 6,751        $14,897        $ 7,036        $68,796
Gross profit .................        $24,834        $ 4,926        $ 1,733        $ 1,449        $32,942
Operating income .............        $ 9,326        $ 2,004        $   464        $   816        $12,610

September 30, 1998:
Revenues .....................        $39,158        $ 3,426        $ 6,870        $12,967        $62,421
Gross profit .................        $24,654        $ 2,505        $ 1,458        $ 2,311        $30,928
Operating income .............        $10,550        $ 1,238        $   474        $ 1,317        $13,579


    5. FINANCING LEASE

On July 21, 1999, a wholly owned subsidiary of the Company received $7.8 million as the first phase of a financing lease with Societe Generale Financial Corporation regarding certain compression equipment. An additional $3.78 million was received by the Company's subsidiary under the financing lease agreement in October 1999. The financing lease has a term of 5 years and bears interest at a rate of LIBOR plus 4.25%. The financing lease is related to the Company's subsidiary's Colombia operations.

                           UNIVERSAL COMPRESSION, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                       MARCH 31,       SEPTEMBER 30,
ASSETS                                                    1999              1999
                                                       ---------       ------------
Current assets:
    Cash and equivalents                               $   2,927         $   1,347
    Accounts receivable, net                              22,469            18,557
    Inventories                                           10,272             8,498
    Deferred tax assets                                      426               426
    Other                                                    916             1,286
                                                       ---------         ---------
         Total current assets                             37,010            30,114

Property, plant and equipment
    Rental equipment                                     296,049           326,309
    Other                                                 17,122            19,782
   Less: accumulated depreciation                        (17,647)          (25,342)
                                                       ---------         ---------
Net property, plant, and equipment                       295,524           320,749

Goodwill and intangibles, net of amortization             96,101            97,587
Other assets, net                                          7,852             7,635
                                                       ---------         ---------
         Total assets                                  $ 436,487         $ 456,085
                                                       =========         =========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Accounts payable and accrued liabilities           $  12,538         $  15,770
    Payable to parent                                      1,434             1,400
    Current portion of long-term debt                        750             3,556
                                                       ---------         ---------
Total current liabilities                                 14,722            20,726

Deferred income taxes                                        859               859
Capital lease obligation                                      --             2,288
Long-term debt                                           315,598           328,688
                                                       ---------         ---------

      Total liabilities                                  331,179           352,561

Stockholder's equity:
    Common stock, $10 par value, 5,000 shares
         authorized and 4,910 shares issued and
         outstanding                                          49                49
    Additional paid-in capital                           105,131           105,131
    Retained earnings (deficit)                              128            (1,656)
                                                       ---------         ---------

                Total stockholder's equity               105,308           103,524
                                                       ---------         ---------

Total liabilities and stockholder's equity             $ 436,487         $ 456,085
                                                       =========         =========


      See accompanying notes to unaudited consolidated financial statements

                           UNIVERSAL COMPRESSION, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)


                                             THREE MONTHS    THREE MONTHS      SIX MONTHS      SIX MONTHS
                                                ENDED           ENDED            ENDED            ENDED
                                             SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,
                                                 1998             1999            1998            1999
                                             ------------    -------------    ------------    ------------
Revenues:
    Rental                                     $ 21,677        $ 23,675         $ 43,442        $ 46,863
    Sales                                        11,057          11,255           18,855          21,874
    Other                                            50              58              124              59
                                               --------        --------         --------        --------
       Total revenue                             32,784          34,988           62,421          68,796

Costs and expenses
    Rentals, exclusive of depreciation
       and amortization                           7,972           8,502           15,969          17,104
    Cost of sales, exclusive of
       depreciation and amortization              8,838           9,648           15,524          18,750
    Depreciation and amortization                 4,802           6,060            9,322          11,675
    Selling, general and administrative           4,216           4,116            8,024           8,654
    Interest expense                              6,409           7,653           12,658          14,785
                                               --------        --------         --------        --------

       Total costs and expenses                  32,237          35,979           61,497          70,968
                                               --------        --------         --------        --------

Income (loss) before income taxes                   547            (991)             924          (2,172)


Income taxes (benefit)                              206              61              353            (388)
                                               --------        --------         --------        --------

Net income (loss)                              $    341        $ (1,052)        $    571        $ (1,784)
                                               ========        ========         ========        ========

      See accompanying notes to unaudited consolidated financial statements

                           UNIVERSAL COMPRESSION, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                 (IN THOUSANDS)


                                                                 1998             1999
                                                               --------         --------
Cash flows from operating activities:
  Net income (loss)                                            $    571         $ (1,784)
  Adjustments to reconcile net income to cash
    provided from operating activities:
       Depreciation and amortization                              9,322           11,675
       Gain on asset sales                                          (52)              (6)
       Amortization of debt issuance costs                          582              537
       Accretion of discount notes                                7,986            8,266
       Change in working capital                                (11,398)           7,300
                                                               --------         --------
            Net cash provided by operating activities             7,011           25,988

Cash flows from investing activities:
       Additions to property, plant, and equipment, net         (13,014)         (33,125)
       Capital lease-back of vehicles                                --           (4,062)
                                                               --------         --------
            Net cash used in investing activities               (13,014)         (37,187)

Cash flows from financing activities:
       Principal repayments of long-term debt                      (376)            (376)
       Net borrowing (repayment) on line of credit                3,800           (1,100)
       Net proceeds from sale-lease-back of vehicles                 --            3,689
       Net proceeds from financing lease                             --            7,406
                                                               --------         --------
            Net cash provided by financing activities             3,424            9,619

Decrease in cash                                                 (2,579)          (1,580)
Cash at beginning of period                                       2,383            2,927
                                                               --------         --------

Cash at end of period                                          $   (196)        $  1,347
                                                               ========         ========

      See accompanying notes to unaudited consolidated financial statements

                           UNIVERSAL COMPRESSION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

    1. BASIS OF PRESENTATION

Universal Compression, Inc., formerly Tidewater Compression Service, Inc. ("TCS") was formed in 1954. On February 20, 1998, TW Acquisition Corporation ("Acquisition Corp."), a wholly owned subsidiary of Universal Compression Holdings, Inc. ("Holdings"), acquired 100% of the voting securities of TCS. Immediately following the acquisition, Acquisition Corp. was merged with and into TCS, which changed its name to Universal Compression, Inc. (the "Company"). The Company is a wholly owned subsidiary of Holdings. These consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Company's Annual Report on Form 10-K for the year ended March 31, 1999. That report contains a more comprehensive summary of the Company's major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly its financial position, results of operations and cash flows for the respective periods. Operating results for the three and six month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000.

The Company is a leading provider of natural gas compressor rental, maintenance and operations services to the domestic oil and gas industry, owning one of the largest domestic gas compressor fleets, and has a growing presence in key international markets. The Company has a broad base of over 500 customers and its 611,000 horsepower ("HP") gas compression rental fleet is comprised of over 2,700 units. The Company has an operating presence in all active domestic gas compression markets. As a complement to its rental operations, the Company designs and fabricates compression units for its own fleet as well as for its global customer base.

    2. RECENT ACCOUNTING PRONOUNCEMENTS

Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." For the three and six month periods ended September 30, 1998 and 1999, the effect of transactions which would have given rise to further disclosure were not significant.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and subsequently delayed the effective date of this statement with the issuance of SFAS No. 137 in June 1999. SFAS No. 133, which is now effective for the Company's year ending March 31, 2002, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will be analyzing SFAS No. 133 to determine what, if any, impact or additional disclosure requirements this pronouncement will have.

    3. INVENTORIES

Inventories consisted of (in thousands):

                      MARCH, 1999   SEPTEMBER, 1999
                      -----------   ---------------
Work-in-progress        $ 4,993        $ 3,797
Finished goods            5,279          4,701
                        -------        -------
                        $10,272        $ 8,498
                        =======        =======

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

     The following table presents sales and other financial information by industry segment for the three months ended September 30, 1999 and 1998 (in thousands):

                                      DOMESTIC    INTERNATIONAL                   CORPORATE
                                     RENTAL AND    RENTAL AND     ENGINEERED         AND
                                    MAINTENANCE    MAINTENANCE     PRODUCTS         OTHER          TOTAL
                                    -----------   -------------   ----------      ---------       -------
September 30, 1999:
Revenues .....................        $20,351        $ 3,324        $ 8,909        $ 2,404        $34,988
Gross profit .................        $12,816        $ 2,358        $ 1,157        $   507        $16,838
Operating income .............        $ 5,080        $   805        $   563        $   214        $ 6,662

September 30, 1998:
Revenues .....................        $19,534        $ 1,764        $ 4,056        $ 7,430        $32,784
Gross profit .................        $12,443        $ 1,284        $   787        $ 1,460        $15,974
Operating income .............        $ 5,122        $   608        $   268        $   958        $ 6,956

The following table presents sales and other financial information by industry segment for the six months ended September 30, 1999 and 1998 (in thousands):

                                      DOMESTIC    INTERNATIONAL                   CORPORATE
                                     RENTAL AND    RENTAL AND     ENGINEERED         AND
                                    MAINTENANCE    MAINTENANCE     PRODUCTS         OTHER          TOTAL
                                    -----------   -------------   ----------      ---------       -------
September 30, 1999:
Revenues .....................        $40,112        $ 6,751        $14,897        $ 7,036        $68,796
Gross profit .................        $24,834        $ 4,926        $ 1,733        $ 1,449        $32,942
Operating income .............        $ 9,326        $ 2,004        $   464        $   819        $12,613

September 30, 1998:
Revenues .....................        $39,158        $ 3,426        $ 6,870        $12,967        $62,421
Gross profit .................        $24,654        $ 2,505        $ 1,458        $ 2,311        $30,928
Operating income .............        $10,550        $ 1,238        $   474        $ 1,320        $13,582

     5. FINANCING LEASE

On July 21, 1999, a wholly owned subsidiary of the Company received $7.8 million as the first phase of a financing lease with Societe Generale Financial Corporation regarding certain compression equipment. An additional $3.78 million was received by the Company's subsidiary under the financing lease agreement in October 1999. The financing lease has a term of 5 years and bears interest at a rate of LIBOR plus 4.25%. The financing lease is related to the Company's subsidiary's Colombia operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this document are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, including without limitation statements regarding the sufficiency of available cash flows to fund its continuing operations, capital improvements and research and development, and the expected amount of capital expenditures for the fiscal year. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. The risks and uncertainties include, but are not limited to (1) conditions in the oil and gas industry including the price of oil and natural gas and the demand for natural gas, (2) competition among the various providers of contract compression services, (3) changes in safety and environmental regulations pertaining to the production and transportation of natural gas, and
(4) changes in economic or political conditions in the international markets in which the Company competes. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

UNIVERSAL COMPRESSION HOLDINGS, INC.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

    Revenue. The Company's total revenues for the three months ended September 30, 1999 increased $2.2 million, or 7%, to $35.0 million compared to $32.8 million for the three months ended September 30, 1998 due to increases in both rental revenue and revenue from fabrication and equipment sales. Rental revenue increased by 2.0 million, or 9%, to $23.7 million during the three months ended September 30, 1999 from $21.7 million during the three months ended September 30, 1998. Domestic rental revenue increased by $0.9 million, or 5%, to $20.4 million during the three months ended September 30, 1999 from $19.5 million during the three months ended September 30, 1998. International rental revenue increased by $1.5 million, or 83%, to $3.3 million during the three months ended September 30, 1999 from $1.8 million during the three months ended September 30, 1998. The increase in both domestic and international rental revenue primarily resulted from expansion of the Company's rental fleet. Domestic average rented horsepower for the three months ended September 30, 1999 increased by 10% to approximately 433,000 horsepower from approximately 395,000 horsepower for the three months ended September 30, 1998. In addition, international average rented horsepower doubled to approximately 42,000 horsepower for the three months ended September 30, 1999 from approximately 21,000 horsepower for the three months ended September 30, 1998 primarily through additional service in Argentina and Colombia. Revenue from fabrication and sales increased to $11.3 million from $11.1 million, an increase of 2%, due to a slightly higher level of fabrication activity.

    Gross Profit. Gross profit (defined as total revenue less rental expense and cost of sales, exclusive of depreciation and amortization) for the three months ended September 30, 1999 increased $0.8 million, or 5%, to $16.8 million from gross profit of $16.0 million for the three months ended September 30, 1998. The rental gross profit for the three months ended September 30, 1999 increased $1.5 million, or 11%, to $15.2 million compared to gross profit of $13.7 million for the three months ended September 30, 1998. Gross profit increased primarily as the result of the revenue growth discussed above while rental margins increased to 64% for the three months ended September 30, 1999 from 63% for the three months ended September 30, 1998.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 1999 decreased $0.1 million compared to the three months ended September 30, 1998. As a percentage of revenue, selling, general and administrative expenses represented 12% of revenues for the three months ended September 30, 1999 compared to 13% of revenues for the three months ended September 30, 1998. The decrease in selling, general and administrative expenses is primarily the result of management's emphasis on productivity programs initiated during the three months ended September 30, 1999.

EBITDA is defined as net income plus income taxes, interest expense, leasing expense, depreciation and amortization. EBITDA represents a measure upon which management assesses financial performance and certain covenants in the Company's borrowing arrangements will be tied to similar measures. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as an indicator of the Company's operating performance or to net cash provided by operating activities as a measure of its liquidity. Additionally, the EBITDA computation used herein may not be comparable to other similarly titled measures of other companies. EBITDA for the three months ended September 30, 1999 increased 8% to $12.7 million from $11.8 million for the three months ended September 30, 1998 primarily due to the increase in the Company's rental revenue and a slight reduction in selling, general and administrative expenses for reasons previously discussed.

    Depreciation and Amortization. Depreciation and amortization increased by $1.3 million to $6.1 million during the three months ended September 30, 1999 compared to $4.8 million during the three months ended September 30, 1998. The increase resulted primarily from the expansion of the Company's rental fleet.

    Interest Expense. Interest expense increased $1.3 million to $8.5 million for the three months ended September 30, 1999 from $7.2 million for the three months ended September 30, 1998 primarily as the result of increased borrowings under the revolving credit facility and increased accretion of discount notes.

    Net income. Primarily as a result of interest expense increasing from $7.2 million to $8.5 million and depreciation and amortization related to the continued expansion of the Company's assets increasing from $4.8 million to $6.1 million, offset by an increased income tax benefit and the factors discussed above, the Company had a net loss of $1.6 million for the three months ended September 30, 1999 compared to a net loss of $0.1 million for the three months ended September 30, 1998.

SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1998

    Revenue. The Company's total revenues for the six months ended September 30, 1999 increased $6.4 million, or 10%, to $68.8 million compared to $62.4 million for the six months ended September 30, 1998 due to increases in both rental revenue and revenue from fabrication and equipment sales. Rental revenue increased by 3.5 million, or 8%, to $46.9 million during the six months ended September 30, 1999 from $43.4 million during the six months ended September 30, 1998. Domestic rental revenue increased by $0.9 million, or 2%, to $40.1 million during the six months ended September 30, 1999 from $39.2 million during the six months ended September 30, 1998. International rental revenue increased by $3.4 million, or 100%, to $6.8 million during the six months ended September 30, 1999 from $3.4 million during the six months ended September 30, 1998. The increase in both domestic and international rental revenue primarily resulted from expansion of the Company's rental fleet. Domestic average rented horsepower for the six months ended September 30, 1999 increased by 6% to approximately 420,000 horsepower from approximately 395,000 horsepower for the six months ended September 30, 1998. In addition, international average rented horsepower more than doubled to approximately 41,000 horsepower for the six months ended September 30, 1999 from approximately 20,000 horsepower for the six months ended September 30, 1998 primarily through additional service in Argentina and Colombia. Revenue from fabrication and sales increased to $21.9 million from $18.9 million, an increase of 16%, due to a higher level of fabrication activity.

    Gross Profit. Gross profit (defined as total revenue less rental expense and cost of sales, exclusive of depreciation and amortization) for the six months ended September 30, 1999 increased $2.0 million, or 6%, to $32.9 million from gross profit of $30.9 million for the six months ended September 30, 1998. The rental gross profit for the six months ended September 30, 1999 increased $2.3 million, or 8%, to $29.8 million compared to gross profit of $27.5 million for the six months ended September 30, 1998. Gross profit increased primarily as the result of the revenue growth discussed above while rental margins increased to 64% for the six months ended September 30, 1999 from 63% for the six months ended September 30, 1998.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended September 30, 1999 increased $0.7 million, or 9%, to $8.7 million compared to $8.0 million for the six months ended September 30, 1998. As a percentage of revenue, selling, general and administrative expenses represented 13% of revenues for the six months ended September 30, 1999 and 1998.

    EBITDA is defined as net income plus income taxes, interest expense, leasing expense, depreciation and amortization. EBITDA represents a measure upon which management assesses financial performance and certain covenants in the Company's borrowing arrangements will be tied to similar measures. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as an indicator of the Company's operating performance or to net cash provided by operating activities as a measure of its liquidity. Additionally, the EBITDA computation used herein may not be comparable to other similarly titled measures of other companies. EBITDA for the six months ended September 30, 1999 increased 6% to $24.3 million from

$22.9 million for the six months ended September 30, 1998 primarily due to the increase in the Company's rental revenue for reasons previously discussed.

    Depreciation and Amortization. Depreciation and amortization increased by $2.4 million to $11.7 million during the six months ended September 30, 1999 compared to $9.3 million during the six months ended September 30, 1998. The increase resulted primarily from the expansion of the Company's rental fleet.

    Interest Expense. Interest expense increased $2.3 million to $16.4 million for the six months ended September 30, 1999 from $14.1 million for the six months ended September 30, 1998 primarily as the result of increased borrowings under the revolving credit facility and increased accretion of discount notes.

    Net income. Primarily as a result of interest expense increasing from $14.1 million to $16.4 million and depreciation and amortization related to the continued expansion of the Company's assets increasing from $9.3 million to $11.7 million, offset by an increased income tax benefit and the factors discussed above, the Company had a net loss of $2.8 million for the six months ended September 30, 1999 compared to a net loss of $0.4 million for the six months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents balance at September 30, 1999 was $1.3 million compared to $2.9 million at March 31, 1999. For the six months ended September 30, 1999, the Company generated cash flow from operations of $26.0 million, received $2.8 million from the sale of assets and obtained $11.8 million in additional financing. The Company used this cash flow to expend $39.9 million on equipment and inventory for its rental operations and make net principal payments of $1.5 million under its established lines of credit.

The Company expects to expend between $65 to $70 million on capital projects during fiscal 2000. The expected expenditures include approximately $50 million for expansion of its domestic rental fleet, $9 million for additional expansion into international markets and $8 million for maintaining and updating the existing fleet. The Company's other principal uses of cash will be to fund working capital needs and to meet required principal and interest payments on debt obligations.

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

Year 2000 Risks and Contingency Planning. The committee has substantially completed its review of the problems and uncertainties associated with Year 2000 issues and the potential consequences on the Company's operations. The Company has developed contingency plans which are intended to address the worst case Year 2000 issues. The Company believes that the most reasonably likely worst case Year 2000 scenario would include these elements: (a) one or more of the Company's third party providers will be unable to provide the supplies expected and (b) one or more parts of the Company's internal systems will operate incorrectly. The Company believes that the uncertainties associated with a failure of third party providers are mitigated by the following factors: (a) significant supplies are in inventory and (b) there is a long lead-time in ordering supplies. The Company believes that the modifications and testing of critical systems have minimized the uncertainties associated with a failure of its systems related to significant Year 2000 issues. In the event of a systems failure, the Company believes it is equipped to switch to manual processes until such failure is remedied, without significantly impacting operations.

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



UNIVERSAL COMPRESSION, INC.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

    Revenue. The Company's total revenues for the three months ended September 30, 1999 increased $2.2 million, or 7%, to $35.0 million compared to $32.8 million for the three months ended September 30, 1998 due to increases in both rental revenue and revenue from fabrication and equipment sales. Rental revenue increased by 2.0 million, or 9%, to $23.7 million during the three months ended September 30, 1999 from $21.7 million during the three months ended September 30, 1998. Domestic rental revenue increased by $0.9 million, or 5%, to $20.4 million during the three months ended September 30, 1999 from $19.5 million during the three months ended September 30, 1998. International rental revenue increased by $1.5 million, or 83%, to $3.3 million during the three months ended September 30, 1999 from $1.8 million during the three months ended September 30, 1998. The increase in both domestic and international rental revenue primarily resulted from expansion of the Company's rental fleet. Domestic average rented horsepower for the three months ended September 30, 1999 increased by 10% to approximately 433,000 horsepower from approximately 395,000 horsepower for the three months ended September 30, 1998. In addition, international average rented horsepower doubled to approximately 42,000 horsepower for the three months ended September 30, 1999 from approximately 21,000 horsepower for the three months ended September 30, 1998 primarily through additional service in Argentina and Colombia. Revenue from fabrication and sales increased to $11.3 million from $11.1 million, an increase of 2%, due to a slightly higher level of fabrication activity.

    Gross Profit. Gross profit (defined as total revenue less rental expense and cost of sales, exclusive of depreciation and amortization) for the three months ended September 30, 1999 increased $0.8 million, or 5%, to $16.8 million from gross profit of $16.0 million for the three months ended September 30, 1998. The rental gross profit for the three months ended September 30, 1999 increased $1.5 million, or 11%, to $15.2 million compared to gross profit of $13.7 million for the three months ended September 30, 1998. Gross profit increased primarily as the result of the revenue growth discussed above while rental margins increased to 64% for the three months ended September 30, 1999 from 63% for the three months ended September 30, 1998.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 1999 decreased $0.1 million compared to the three months ended September 30, 1998. As a percentage of revenue, selling, general and administrative expenses represented 12% of revenues for the three months ended September 30, 1999 compared to 13% of revenues for the three months ended September 30, 1998. The decrease in selling, general and administrative expenses is primarily the result of management's emphasis on productivity programs initiated during the three months ended September 30, 1999.

    EBITDA is defined as net income plus income taxes, interest expense, leasing expense, depreciation and amortization. EBITDA represents a measure upon which management assesses financial performance and certain covenants in the Company's borrowing arrangements will be tied to similar measures. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as an indicator of the Company's operating performance or to net cash provided by operating activities as a measure of its liquidity. Additionally, the EBITDA computation used herein may not be comparable to other similarly titled measures of other companies. EBITDA for the three months ended September 30, 1999 increased 8% to $12.7 million from $11.8 million for the three months ended September 30, 1998 primarily due to the increase in the Company's rental revenue and a slight reduction in selling, general and administrative expenses for reasons previously discussed.

    Depreciation and Amortization. Depreciation and amortization increased by $1.3 million to $6.1 million during the three months ended September 30, 1999 compared to $4.8 million during the three months ended September 30, 1998. The increase resulted primarily from the expansion of the Company's rental fleet.

    Interest Expense. Interest expense increased $1.3 million to $7.7 million for the three months ended September 30, 1999 from $6.4 million for the three months ended September 30, 1998 primarily as the result of increased borrowings under the revolving credit facility and increased accretion of discount notes.

    Net income. Primarily as a result of interest expense increasing from $6.4 million to $7.7 million and depreciation and amortization related to the continued expansion of the Company's assets increasing from $4.8 million to $6.1 million, offset by decreased income taxes and the factors discussed above, the Company had a net loss of $1.1 million for the three months ended September 30, 1999 compared to net income of $0.3 million for the three months ended September 30, 1998.

SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1998

    Revenue. The Company's total revenues for the six months ended September 30, 1999 increased $6.4 million, or 10%, to $68.8 million compared to $62.4 million for the six months ended September 30, 1998 due to increases in both rental revenue and revenue from fabrication and equipment sales. Rental revenue increased by 3.5 million, or 8%, to $46.9 million during the six months ended September 30, 1999 from $43.4 million during the six months ended September 30, 1998. Domestic rental revenue increased by $0.9 million, or 2%, to $40.1 million during the six months ended September 30, 1999 from $39.2 million during the six months ended September 30, 1998. International rental revenue increased by $3.4 million, or 100%, to $6.8 million during the six months ended September 30, 1999 from $3.4 million during the six months ended September 30, 1998. The increase in both domestic and international rental revenue primarily resulted from expansion of the Company's rental fleet. Domestic average rented horsepower for the six months ended September 30, 1999 increased by 6% to approximately 420,000 horsepower from approximately 395,000 horsepower for the six months ended September 30, 1998. In addition, international average rented horsepower more than doubled to approximately 41,000 horsepower for the six months ended September 30, 1999 from approximately 20,000 horsepower for the six months ended September 30, 1998 primarily through additional service in Argentina and Colombia. Revenue from fabrication and sales increased to $21.9 million from $18.9 million, an increase of 16%, due to a higher level of fabrication activity.

    Gross Profit. Gross profit (defined as total revenue less rental expense and cost of sales, exclusive of depreciation and amortization) for the six months ended September 30, 1999 increased $2.0 million, or 6%, to $32.9 million from gross profit of $30.9 million for the six months ended September 30, 1998. The rental gross profit for the six months ended September 30, 1999 increased $2.3 million, or 8%, to $29.8 million compared to gross profit of $27.5 million for the six months ended September 30, 1998. Gross profit increased primarily as the result of the revenue growth discussed above while rental margins increased to 64% for the six months ended September 30, 1999 from 63% for the six months ended September 30, 1998.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended September 30, 1999 increased $0.7 million, or 9%, to $8.7 million compared to $8.0 million for the six months ended September 30, 1998. As a percentage of revenue, selling, general and administrative expenses represented 13% of revenues for the six months ended September 30, 1999 and 1998.

    EBITDA is defined as net income plus income taxes, interest expense, leasing expense, depreciation and amortization. EBITDA represents a measure upon which management assesses financial performance and certain covenants in the Company's borrowing arrangements will be tied to similar measures. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as an indicator of the Company's operating performance or to net cash provided by operating activities as a measure of its liquidity. Additionally, the EBITDA computation used herein may not be comparable to other similarly titled measures of other companies. EBITDA for the six months ended September 30, 1999 increased 6% to $24.3 million from $22.9 million for the six months ended September 30, 1998 primarily due to the increase in the Company's rental revenue for reasons previously discussed.

    Depreciation and Amortization. Depreciation and amortization increased by $2.4 million to $11.7 million during the six months ended September 30, 1999 compared to $9.3 million during the six months ended September 30, 1998. The increase resulted primarily from the expansion of the Company's rental fleet.

    Interest Expense. Interest expense increased $2.1 million to $14.8 million for the six months ended September 30, 1999 from $12.7 million for the six months ended September 30, 1998 primarily as the result of increased borrowings under the revolving credit facility and increased accretion of discount notes.

    Net income. Primarily as a result of interest expense increasing from $12.7 million to $14.8 million and depreciation and amortization related to the continued expansion of the Company's assets increasing from $9.3 million to $11.7 million, offset by decreased income taxes and the factors discussed above, the Company had a net loss of $1.8 million for the six months ended September 30, 1999 compared to net income of $0.6 million for the six months ended September 30, 1998.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to some market risk due to the floating interest rate under the revolving credit facility, term loan and financing lease. The revolving credit facility, term loan and financing lease bear interest at LIBOR plus 2.25%, 2.5% and 4.25%, respectively, are due February 2005, February 2003 and October 2004, respectively, and have outstanding principal balances at September 30, 1999 of $74.3 million, $73.7 million and $7.7 million, respectively. The LIBOR rate at September 30, 1999 was 5.40%. A 1.0% increase in interest rates could result in a $1.6 million annual increase in interest expense on the existing principal balances. Additionally, there is no significant foreign currency credit risk as substantially all transactions , after deducting in-country expenses, are denominated in U.S. dollars.



                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

The following documents have been included as Exhibits to this form:

    10.1  -    First Amendment to Executive Employment Agreement dated as of
               September 30, 1999 by and among Universal Compression, Inc.,
               Universal Compression Holdings, Inc. and Ernie L. Danner

    10.2  -    Executive Employment Agreement dated as of October 21, 1999 by and among Universal Compression Holdings, Inc. and Valerie L.
               Banner

    10.3  -    Stock Option Agreement between Universal Compression Holdings,
               Inc. and Valerie Banner dated October 21, 1999

    27.1  -    Financial Data Schedule - Universal Compression Holdings, Inc.

    27.2  -    Financial Data Schedule - Universal Compression, Inc.

(b) Reports on Form 8-K.

Neither Holdings nor Universal filed any reports on Form 8-K during the three month period ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   UNIVERSAL COMPRESSION HOLDINGS, INC.

Date: November 15, 1999            By:      /s/ RICHARD FITZGERALD
                                       ----------------------------------------
                                                Richard FitzGerald,
                                           Chief Financial Officer and
                                              Senior Vice President

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   UNIVERSAL COMPRESSION, INC.


Date: November 15, 1999            By:      /s/ RICHARD FITZGERALD
                                       ----------------------------------------
                                                Richard FitzGerald,
                                           Chief Financial Officer and
                                              Senior Vice President

                                INDEX TO EXHIBITS

Exhibit Number      Description
--------------      -----------
     10.1      -    First Amendment to Executive Employment Agreement dated as of
                    September 30, 1999 by and among Universal Compression, Inc.,
                    Universal Compression Holdings, Inc. and Ernie L. Danner

     10.2      -    Executive Employment Agreement dated as of October 21, 1999 by and among Universal Compression Holdings, Inc. and Valerie L.
                    Banner

     10.3      -    Stock Option Agreement between Universal Compression Holdings,
                    Inc. and Valerie Banner dated October 21, 1999

     27.1      -    Financial Data Schedule - Universal Compression Holdings, Inc.

     27.2      -    Financial Data Schedule - Universal Compression, Inc.