Form 10-Q
period 1999-12-31
UNIVERSAL COMPRESSION HOLDINGS INC; UNIVERSAL COMPRESSION INC
filed 2000-02-11
CIK 1057234, 1057233

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                          MARCH 31,       DECEMBER 31,
ASSETS                                                      1999               1999
                                                       ------------       ------------
Current assets:
    Cash and equivalents                               $      2,927       $      2,627
    Accounts receivable, net                                 22,469             15,504
    Inventories                                              10,272             10,275
    Deferred tax assets                                         426                426
    Other                                                       938              1,580
                                                       ------------       ------------
         Total current assets                                37,032             30,412

Property, plant and equipment
    Rental equipment                                        296,049            335,563
    Other                                                    17,122             20,144
   Less: accumulated depreciation                           (17,647)           (31,736)
                                                       ------------       ------------
Net property, plant, and equipment                          295,524            323,971

Goodwill and intangibles, net of amortization                96,345             97,153
Other assets, net                                             8,632             10,670
Long-term deferred tax asset                                    458                458
                                                       ------------       ------------
         Total assets                                  $    437,991       $    462,664
                                                       ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities           $     12,540       $     12,527
    Current portion of long-term debt                           750              4,206
                                                       ------------       ------------
Total current liabilities                                    13,290             16,733

Capital lease obligation                                         --              2,091
Long-term debt                                              343,927            367,184
                                                       ------------       ------------

      Total liabilities                                     357,217            386,008

Stockholders' equity:
    Series A preferred stock, $.01 par value,
       5,000,000 shares authorized, 1,320,144 and
       1,320,128 shares issued and outstanding at
       March 31, 1999 and December 31, 1999,
       respectively, $50-per-share liquidation value             13                 13
    Common stock, $.01 par value, 994,000 shares
         authorized, 330,036 and 330,032 shares
         issued, 329,906 and 329,862 shares
         outstanding at March 31, 1999 and
         December 31, 1999, respectively                          3                  3
    Class A non-voting common stock, $.01 par value,
         6,000 shares authorized, 4,120 shares issued,
         4,080 and 3,590 shares outstanding at
         March 31, 1999 and December 31, 1999,
         respectively                                            --                 --
    Treasury stock, 170 and 700 shares at cost at
         March 31, 1999 and December 31, 1999,
         respectively                                            (9)               (35)
    Additional paid-in capital                               82,698             82,698
    Retained deficit                                         (1,931)            (6,023)
                                                       ------------       ------------

                Total stockholders' equity                   80,774             76,656
                                                       ------------       ------------

Total liabilities and stockholders' equity             $    437,991       $    462,664
                                                       ============       ============

     See accompanying notes to unaudited consolidated financial statements

                      UNIVERSAL COMPRESSION HOLDINGS, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)



                                              THREE MONTHS     THREE MONTHS     NINE MONTHS      NINE MONTHS
                                                  ENDED           ENDED           ENDED             ENDED
                                               DECEMBER 31,    DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                  1998             1999            1998              1999
                                              ------------     ------------     ------------     ------------
Revenues:
       Rental                                 $     21,762     $     25,311     $     65,204     $     72,174
       Sales                                        11,722            8,349           30,577           30,223
       Other                                            75               69              199              128
                                              ------------     ------------     ------------     ------------
            Total revenue                           33,559           33,729           95,980          102,525

Costs and expenses
       Rentals, exclusive of
            depreciation and
            amortization                             7,633            9,049           23,602           26,153
       Cost of sales, exclusive of
            depreciation and amortization            9,993            6,900           25,517           25,650
       Depreciation and amortization                 4,930            7,001           14,255           18,679
       Selling, general and administrative           4,162            4,004           12,186           12,658
       Interest expense                              7,274            8,832           21,415           25,278
                                              ------------     ------------     ------------     ------------

            Total costs and expenses                33,992           35,786           96,975          108,418
                                              ------------     ------------     ------------     ------------

Loss before income taxes                              (433)          (2,057)            (995)          (5,893)


Income tax benefit                                    (165)            (781)            (377)          (1,801)
                                              ------------     ------------     ------------     ------------

Net loss                                      $       (268)    $     (1,276)    $       (618)    $     (4,092)
                                              ============     ============     ============     ============

     See accompanying notes to unaudited consolidated financial statements

                      UNIVERSAL COMPRESSION HOLDINGS, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1999
                                 (IN THOUSANDS)



                                                               1998              1999
                                                             ----------       ----------
Cash flows from operating activities:
  Net loss                                                   $     (618)      $   (4,092)
  Adjustments to reconcile net income to cash provided
    from operating activities:
       Depreciation and amortization                             14,255           18,679
       Gain on asset sales                                           --              (83)
       Amortization of debt issuance costs                          872              872
       Accretion of discount notes                               13,594           15,035
       Change in working capital                                (10,798)           2,705
                                                             ----------       ----------
            Net cash provided by operating activities            17,305           33,116

Cash flows from investing activities:
       Additions to property, plant, and equipment, net         (35,764)         (42,505)
       Capital lease-back of vehicles                                --           (4,354)
                                                             ----------       ----------
            Net cash used in investing activities               (35,764)         (46,859)

Cash flows from financing activities:
       Principal repayments of long-term debt                      (563)            (376)
       Net borrowing (repayment) on line of credit               17,250             (400)
       Net proceeds from sale-lease-back of vehicles                 --            3,491
       Net proceeds from financing lease                             --           10,754
       Treasury stock                                                --              (26)
                                                             ----------       ----------
            Net cash provided by financing activities            16,687           13,443

Decrease in cash                                                 (1,772)            (300)
Cash at beginning of period                                       2,382            2,927
                                                             ----------       ----------

Cash at end of period                                        $      610       $    2,627
                                                             ==========       ==========

     See accompanying notes to unaudited consolidated financial statements

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1.   BASIS OF PRESENTATION

Universal Compression Holdings, Inc. (the "Company") was formed on December 12, 1997 for the purpose of acquiring Tidewater Compression Service, Inc. ("TCS") from Tidewater Inc. ("Tidewater"). The Company formed an acquisition subsidiary, TW Acquisition Corporation ("Acquisition Corp.") which acquired 100% of the voting securities of TCS (the "Acquisition"). Immediately following the Acquisition, Acquisition Corp. was merged with and into TCS, which changed its name to Universal Compression, Inc. ("Universal"). The Company is a holding company which conducts its operations through its wholly owned subsidiary, Universal. Accordingly, the Company is dependent upon the distribution of earnings from Universal whether in the form of dividends, advances or payments on account of intercompany obligations, to service its debt obligations. These consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Company's Annual Report on Form 10-K for the year ended March 31, 1999. That report contains a more comprehensive summary of the Company's major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly its financial position, results of operations and cash flows for the respective periods. Operating results for the three and nine month periods ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000.

The Company through its subsidiaries is a leading provider of natural gas compressor rental, maintenance and operations services to the domestic oil and gas industry, owning one of the largest domestic gas compressor fleets, and has a growing presence in key international markets. As of December 31, 1999, the Company through its subsidiaries has a broad base of over 500 customers and operates a fleet of over 2,700 compression rental units with an aggregate capacity of approximately 663,000 horsepower. Founded in 1954, Universal has an operating presence in all active domestic gas compression markets. As a complement to its rental operations, the Company through its subsidiaries designs and fabricates compression units for its own fleet as well as for its global customer base.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." For the three and nine month periods ended December 31, 1998 and 1999, the effect of transactions which would have given rise to further disclosure were not significant.

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

3.   INVENTORIES

Inventories consisted of (in thousands):


                       MARCH, 1999   DECEMBER, 1999
                       -----------   --------------
  Work-in-progress      $   4,993       $  3,906
  Finished goods            5,279          6,369
                        ---------       --------
                        $  10,272       $ 10,275
                        =========       ========

4.   INDUSTRY SEGMENTS

The Company has three principal industry segments: Domestic Rental and Maintenance, International Rental and Maintenance and Engineered Products. The two Rental and Maintenance Segments provide natural gas compression rental and maintenance services to meet specific customer requirements. The Engineered Products Segment involves the design, fabrication and sale of natural gas and air compression packages to meet customer specifications. The International Rental and Maintenance Segment represents substantially all of the Company's foreign based operations.

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

The following table presents sales and other financial information by industry segment for the three months ended December 31, 1999 and 1998 (in thousands):



                           DOMESTIC        INTERNATIONAL                           CORPORATE
                          RENTAL AND         RENTAL AND         ENGINEERED            AND
                         MAINTENANCE        MAINTENANCE          PRODUCTS            OTHER               TOTAL
                         ------------       ------------       ------------       ------------       ------------
December 31, 1999:
Revenues ...........     $     21,416       $      3,896       $      4,977       $      3,440       $     33,729
Gross profit .......     $     13,735       $      2,528       $        725       $        792       $     17,780
Operating income ...     $      5,385       $        723       $        158       $        509       $      6,775

December 31, 1998:
Revenues ...........     $     19,623       $      1,677       $      7,893       $      4,366       $     33,559
Gross profit .......     $     12,670       $      1,199       $      1,095       $        969       $     15,933
Operating income ...     $      5,214       $        586       $        492       $        549       $      6,841

The following table presents sales and other financial information by industry segment for the nine months ended December 31, 1999 and 1998 (in thousands):


                           DOMESTIC        INTERNATIONAL                           CORPORATE
                          RENTAL AND         RENTAL AND         ENGINEERED            AND
                         MAINTENANCE        MAINTENANCE          PRODUCTS            OTHER               TOTAL
                         ------------       ------------       ------------       ------------       ------------
December 31, 1999:
Revenues................    $  61,528       $  10,647           $  19,874         $  10,476          $102,525
Gross profit............    $  38,569       $   7,454           $   2,458         $   2,241          $ 50,722
Operating income........    $  14,711       $   2,727           $     622         $   1,325          $ 19,385

December 31, 1998:
Revenues................    $  58,781       $   5,103           $  14,763         $  17,333          $ 95,980
Gross profit............    $  37,324       $   3,704           $   2,553         $   3,280          $ 46,861
Operating income........    $  15,764       $   1,824           $     966         $   1,866          $ 20,420

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

                           UNIVERSAL COMPRESSION, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        MARCH 31,         DECEMBER 31,
ASSETS                                                    1999                1999
                                                      ------------        ------------
Current assets:
    Cash and equivalents                              $      2,927        $      2,627
    Accounts receivable, net                                22,469              15,504
    Inventories                                             10,272              10,275
    Deferred tax assets                                        426                 426
    Other                                                      916               1,537
                                                      ------------        ------------
         Total current assets                               37,010              30,369

Property, plant and equipment
    Rental equipment                                       296,049             335,563
    Other                                                   17,122              20,144
   Less: accumulated depreciation                          (17,647)            (31,736)
                                                      ------------        ------------
Net property, plant, and equipment                         295,524             323,971

Goodwill and intangibles, net of amortization               96,101              96,914
Other assets, net                                            7,852               9,956
                                                      ------------        ------------
         Total assets                                 $    436,487        $    461,210
                                                      ============        ============


LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Accounts payable and accrued liabilities          $     12,538        $     13,490
    Payable to parent                                        1,434               1,386
    Current portion of long-term debt                          750               4,206
                                                      ------------        ------------
Total current liabilities                                   14,722              19,082

Deferred income taxes                                          859                 859
Capital lease obligation                                        --               2,091
Long-term debt                                             315,598             336,392
                                                      ------------        ------------

      Total liabilities                                    331,179             358,424

Stockholder's equity:
    Common stock, $10 par value, 5,000 shares
         authorized and 4,910 shares issued and
         outstanding                                            49                  49
    Additional paid-in capital                             105,131             105,131
    Retained earnings (deficit)                                128              (2,394)
                                                      ------------        ------------

                Total stockholder's equity                 105,308             102,786
                                                      ------------        ------------

Total liabilities and stockholder's equity            $    436,487        $    461,210
                                                      ============        ============

     See accompanying notes to unaudited consolidated financial statements

                           UNIVERSAL COMPRESSION, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)



                                           THREE MONTHS       THREE MONTHS        NINE MONTHS        NINE MONTHS
                                              ENDED              ENDED               ENDED              ENDED
                                           DECEMBER 31,       DECEMBER 31,        DECEMBER 31,       DECEMBER 31,
                                               1998               1999               1998                1999
                                           ------------       ------------        ------------       ------------
Revenues:
       Rental                              $     21,762       $     25,311        $     65,204       $     72,174
       Sales                                     11,722              8,349              30,577             30,223
       Other                                         75                 69                 199                128
                                           ------------       ------------        ------------       ------------
            Total revenue                        33,559             33,729              95,980            102,525

Costs and expenses
       Rentals, exclusive of
            depreciation and amortization         7,633              9,049              23,602             26,153
       Cost of sales, exclusive of
            depreciation and amortization         9,993              6,900              25,517             25,650
       Depreciation and amortization              4,929              6,999              14,251             18,674
       Selling, general and administrative        4,162              4,004              12,186             12,658
       Interest expense                           6,500              7,965              19,158             22,750
                                           ------------       ------------        ------------       ------------

            Total costs and expenses             33,217             34,917              94,714            105,885
                                           ------------       ------------        ------------       ------------

Income (loss) before income taxes                   342             (1,188)              1,266             (3,360)


Income taxes (benefit)                              128               (450)                481               (838)
                                           ------------       ------------        ------------       ------------

Net income (loss)                          $        214       $       (738)       $        785       $     (2,522)
                                           ============       ============        ============       ============

     See accompanying notes to unaudited consolidated financial statements

                           UNIVERSAL COMPRESSION, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1999
                                 (IN THOUSANDS)



                                                                1998              1999
                                                              ----------        ----------
Cash flows from operating activities:
  Net income (loss)                                           $      785        $   (2,522)
  Adjustments to reconcile net income to cash provided
    from operating activities:
       Depreciation and amortization                              14,251            18,674
       Gain on asset sales                                            --               (83)
       Amortization of debt issuance costs                           807               806
       Accretion of discount notes                                11,350            12,573
       Change in working capital                                  (9,888)            3,642
                                                              ----------        ----------
            Net cash provided by operating activities             17,305            33,090

Cash flows from investing activities:
       Additions to property, plant, and equipment, net          (35,764)          (42,505)
       Capital lease-back of vehicles                                 --            (4,354)
                                                              ----------        ----------
            Net cash used in investing activities                (35,764)          (46,859)

Cash flows from financing activities:
       Principal repayments of long-term debt                       (563)             (376)
       Net borrowing (repayment) on line of credit                17,250              (400)
       Net proceeds from sale-lease-back of vehicles                  --             3,491
       Net proceeds from financing lease                              --            10,754
                                                              ----------        ----------
            Net cash provided by financing activities             16,687            13,469

Decrease in cash                                                  (1,772)             (300)
Cash at beginning of period                                        2,382             2,927
                                                              ----------        ----------

Cash at end of period                                         $      610        $    2,627
                                                              ==========        ==========

     See accompanying notes to unaudited consolidated financial statements

                           UNIVERSAL COMPRESSION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1.   BASIS OF PRESENTATION

Universal Compression, Inc., formerly Tidewater Compression Service, Inc. ("TCS") was formed in 1954. On February 20, 1998, TW Acquisition Corporation ("Acquisition Corp."), a wholly owned subsidiary of Universal Compression Holdings, Inc. ("Holdings"), acquired 100% of the voting securities of TCS. Immediately following the acquisition, Acquisition Corp. was merged with and into TCS, which changed its name to Universal Compression, Inc. (the "Company"). The Company is a wholly owned subsidiary of Holdings. These consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Company's Annual Report on Form 10-K for the year ended March 31, 1999. That report contains a more comprehensive summary of the Company's major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly its financial position, results of operations and cash flows for the respective periods. Operating results for the three and nine month periods ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000.

The Company is a leading provider of natural gas compressor rental, maintenance and operations services to the domestic oil and gas industry, owning one of the largest domestic gas compressor fleets, and has a growing presence in key international markets. As of December 31, 1999, the Company has a broad base of over 500 customers and operates a fleet of over 2,700 compression rental units with an aggregate capacity of approximately 663,000 horsepower. The Company has an operating presence in all active domestic gas compression markets. As a complement to its rental operations, the Company designs and fabricates compression units for its own fleet as well as for its global customer base.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." For the three and nine month periods ended December 31, 1998 and 1999, the effect of transactions which would have given rise to further disclosure were not significant.

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

3.   INVENTORIES

Inventories consisted of (in thousands):


                                               MARCH, 1999   DECEMBER, 1999
                                              -------------  --------------

                           Work-in-progress     $  4,993       $  3,906
                           Finished goods          5,279          6,369
                                                --------       --------
                                                $ 10,272       $ 10,275
                                                ========       ========

4.       INDUSTRY SEGMENTS

The Company has three principal industry segments: Domestic Rental and Maintenance, International Rental and Maintenance and Engineered Products. The two Rental and Maintenance Segments provide natural gas compression rental and maintenance services to meet specific customer requirements. The Engineered Products Segment involves the design, fabrication and sale of natural gas and air compression packages to meet customer specifications. The International Rental and Maintenance Segment represents substantially all of the Company's foreign based operations.

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

The following table presents sales and other financial information by industry segment for the three months ended December 31, 1999 and 1998 (in thousands):


                          DOMESTIC         INTERNATIONAL                        CORPORATE
                         RENTAL AND          RENTAL AND        ENGINEERED          AND
                         MAINTENANCE        MAINTENANCE         PRODUCTS          OTHER               TOTAL
                         ------------       ------------      ------------      ------------      ------------
December 31, 1999:
Revenues                  $   21,416        $    3,896        $    4,977        $    3,440        $   33,729
Gross profit              $   13,735        $    2,528        $      725        $      792        $   17,780
Operating income          $    5,385        $      723        $      158        $      511        $    6,777

December 31, 1998:
Revenues                  $   19,623        $    1,677        $    7,893        $    4,366        $   33,559
Gross profit              $   12,670        $    1,199        $    1,095        $      969        $   15,933
Operating income          $    5,214        $      586        $      492        $      550        $    6,842

The following table presents sales and other financial information by industry segment for the nine months ended December 31, 1999 and 1998 (in thousands):


                          DOMESTIC         INTERNATIONAL                        CORPORATE
                         RENTAL AND          RENTAL AND        ENGINEERED          AND
                         MAINTENANCE        MAINTENANCE         PRODUCTS          OTHER               TOTAL
                         ------------       ------------      ------------      ------------      ------------
December 31, 1999:
Revenues                  $   61,528        $   10,647        $   19,874        $   10,476        $  102,525
Gross profit              $   38,569        $    7,454        $    2,458        $    2,241        $   50,722
Operating income          $   14,711        $    2,727        $      622        $    1,330        $   19,390

December 31, 1998:
Revenues                  $   58,781        $    5,103        $   14,763        $   17,333        $   95,980
Gross profit              $   37,324        $    3,704        $    2,553        $    3,280        $   46,861
Operating income          $   15,764        $    1,824        $      966        $    1,870        $   20,424

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

UNIVERSAL COMPRESSION HOLDINGS, INC.

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

     Revenue. The Company's total revenues for the three months ended December 31, 1999 increased $0.1 million to $33.7 million compared to $33.6 million for the three months ended December 31, 1998. Rental revenue increased by $3.5 million, or 16%, to $25.3 million during the three months ended December 31, 1999 from $21.8 million during the three months ended December 31, 1998. Domestic rental revenue increased by $1.8 million, or 9%, to $21.4 million during the three months ended December 31, 1999 from $19.6 million during the three months ended December 31, 1998. International rental revenue increased by $2.2 million, or 129%, to $3.9 million during the three months ended December 31, 1999 from $1.7 million during the three months ended December 31, 1998. The increase in both domestic and international rental revenue primarily resulted from expansion of the Company's rental fleet. Domestic average rented horsepower for the three months ended December 31, 1999 increased by 16% to approximately 461,000 horsepower from approximately 397,000 horsepower for the three months ended December 31, 1998. In addition, international average rented horsepower more than doubled to approximately 49,000 horsepower for the three months ended December 31, 1999 from approximately 21,000 horsepower for the three months ended December 31, 1998 primarily through additional service in Argentina and Colombia. Revenue from fabrication and sales decreased to $8.3 million from $11.7 million, a decrease of 29%, due to a lower level of fabrication activity.

     Gross Profit. Gross profit (defined as total revenue less rental expense and cost of sales, exclusive of depreciation and amortization) for the three months ended December 31, 1999 increased $1.9 million, or 12%, to $17.8 million from gross profit of $15.9 million for the three months ended December 31, 1998. The rental gross profit for the three months ended December 31, 1999 increased $2.2 million, or 16%, to $16.3 million compared to gross profit of $14.1 million for the three months ended December 31, 1998. Gross profit increased primarily as the result of the rental revenue growth discussed above while rental margins remained constant at approximately 65% for the three months ended December 31, 1999 and 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 1999 decreased $0.2 million compared to the three months ended December 31, 1998. As a percentage of revenue, selling, general and administrative expenses represented 12% of revenues for the three months ended December 31, 1999 and 1998.

     EBITDA is defined as net income plus income taxes, interest expense, leasing expense, management fees, depreciation and amortization. EBITDA represents a measure upon which management assesses financial performance and certain covenants in the Company's borrowing arrangements will be tied to similar measures. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as an indicator of the Company's operating performance or to net cash provided by operating activities as a measure of its liquidity. Additionally, the EBITDA computation used herein may not be comparable to other similarly titled measures of other companies. EBITDA for the three months ended December 31, 1999 increased 16% to $14.6 million from $12.6 million for the three months ended December 31, 1998 primarily due to increases in horsepower and utilization of the compression rental fleet.

     Depreciation and Amortization. Depreciation and amortization increased by $2.1 million to $7.0 million during the three months ended December 31, 1999 compared to $4.9 million during the three months ended December 31, 1998. The increase resulted primarily from the expansion of the Company's rental fleet.

     Interest Expense. Interest expense increased $1.5 million to $8.8 million for the three months ended December 31, 1999 from $7.3 million for the three months ended December 31, 1998 primarily as the result of increased borrowings under the revolving credit facility, increased accretion of discount notes, the financing lease and increased interest rates.

     Net income. Primarily as a result of interest expense increasing from $7.3 million to $8.8 million and depreciation and amortization related to the continued expansion of the Company's assets increasing from $4.9 million to $7.0 million, offset by an increased income tax benefit and the factors discussed above, the Company had a net loss of $1.3 million for the three months ended December 31, 1999 compared to a net loss of $0.3 million for the three months ended December 31, 1998.

NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1998

     Revenue. The Company's total revenues for the nine months ended December 31, 1999 increased $6.5 million, or 7%, to $102.5 million compared to $96.0 million for the nine months ended December 31, 1998 due to an increase in rental revenues. Rental revenue increased by $7.0 million, or 11%, to $72.2 million during the nine months ended December 31, 1999 from $65.2 million during the nine months ended December 31, 1998. Domestic rental revenue increased by $2.7 million, or 5%, to $61.5 million during the nine months ended December 31, 1999 from $58.8 million during the nine months ended December 31, 1998. International rental revenue increased by $5.6 million, or 110%, to $10.7 million during the nine months ended December 31, 1999 from $5.1 million during the nine months ended December 31, 1998. The increase in both domestic and international rental revenue primarily resulted from expansion of the Company's rental fleet. Domestic average rented horsepower for the nine months ended December 31, 1999 increased by 10% to approximately 434,000 horsepower from approximately 396,000 horsepower for the nine months ended December 31, 1998. In addition, international average rented horsepower more than doubled to approximately 44,000 horsepower for the nine months ended December 31, 1999 from approximately 20,000 horsepower for the nine months ended December 31, 1998 primarily through additional service in Argentina and Colombia. Revenue from fabrication and sales decreased to $30.2 million from $30.6 million, a decrease of 1%, due to a lower level of fabrication activity.

     Gross Profit. Gross profit (defined as total revenue less rental expense and cost of sales, exclusive of depreciation and amortization) for the nine months ended December 31, 1999 increased $3.8 million, or 8%, to $50.7 million from gross profit of $46.9 million for the nine months ended December 31, 1998. The rental gross profit for the nine months ended December 31, 1999 increased $4.4 million, or 11%, to $46.0 million compared to gross profit of $41.6 million for the nine months ended December 31, 1998. Gross profit increased primarily as the result of the revenue growth discussed above while rental margins remained constant at 64% for the nine months ended December 31, 1999 and 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended December 31, 1999 increased $0.5 million, or 4%, to $12.7 million compared to $12.2 million for the nine months ended December 31, 1998. As a percentage of revenue, selling, general and administrative expenses represented 12% of revenues for the nine months ended December 31, 1999 compared to 13% of revenues for the nine months ended December 31, 1998.

     EBITDA is defined as net income plus income taxes, interest expense, leasing expense, management fees, depreciation and amortization. EBITDA represents a measure upon which management assesses financial performance and certain covenants in the Company's borrowing arrangements will be tied to similar measures. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as an indicator of the Company's operating performance or to net cash provided by operating activities as a measure of its liquidity. Additionally, the EBITDA computation used herein may not be comparable to other similarly titled measures of other companies. EBITDA for the nine months ended December 31, 1999 increased 9% to $40.5 million from $37.1 million for the nine months ended December 31, 1998 primarily due to increases in horsepower and utilization of the compression rental fleet.

     Depreciation and Amortization. Depreciation and amortization increased by $4.4 million to $18.7 million during the nine months ended December 31, 1999 compared to $14.3 million during the nine months ended December 31, 1998. The increase resulted primarily from the expansion of the Company's rental fleet.

     Interest Expense. Interest expense increased $3.9 million to $25.3 million for the nine months ended December 31, 1999 from $21.4 million for the nine months ended December 31, 1998 primarily as the result of increased borrowings under the revolving credit facility, increased accretion of discount notes, the financing lease and increased interest rates.

     Net income. Primarily as a result of interest expense increasing from $21.4 million to $25.3 million and depreciation and amortization related to the continued expansion of the Company's assets increasing from $14.3 million to $18.7 million, offset by an increased income tax benefit and the factors discussed above, the Company had a net loss of $4.1 million for the nine months ended December 31, 1999 compared to a net loss of $0.6 million for the nine months ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents balance at December 31, 1999 was $2.6 million compared to $2.9 million at March 31, 1999. For the nine months ended December 31, 1999, the Company generated cash flow from operations of $33.1 million, received $3.2 million from the sale of assets and obtained $15.6 million in additional financing. The Company primarily used this cash flow to expend $50.1 million on equipment and inventory for its rental operations and make net principal payments of $0.8 million under its established lines of credit.

The Company expects to expend approximately $60 million on capital projects during fiscal 2000. The Company continues to emphasize its investment in larger horsepower compression rental units and the acquisition leaseback of customer owned equipment. The Company's other principal uses of cash will be to fund working capital needs and to meet required principal and interest payments on debt obligations.

The Company anticipates that internally generated cash flow including improvement in its working capital position, availability under the revolving credit facility and permitted international borrowings, will be sufficient to fund domestic and international operations, capital projects, and its obligations for Fiscal 2000.

Included in other assets is a $2.8 million receivable relating to a tax matter stemming from the Acquisition. The Company is pursuing its legal remedies in connection with the collection of this receivable. The Company believes that this matter will be favorably resolved.

YEAR 2000 ISSUES UPDATE

The Company began to address Year 2000 compliance issues in 1998 when it formed a Year 2000 Committee ("Committee") to manage the Company's Year 2000 compliance initiative. The Committee focused its efforts on both information technology
(IT) systems (primarily computer hardware and software) and non-information technology (Non-IT) systems (embedded technology such as microcontrollers) in all aspects of the Company's businesses and operations.

The Company did not experience any serious Year 2000 problems as the clock rolled over to 2000, and no disruption of normal business activities or operations occurred which could have had a material adverse effect on the Company's results of operations, liquidity or financial condition. However, the Company is continuing to monitor, on an ongoing basis, any future uncertainties arising from the Year 2000 problem. The Company does not believe that any future problems, primarily computer system problems in nature, could have a material adverse effect on its results of operations.

The aggregate cost of the required modifications and testing was approximately $100,000 and consisted primarily of the Company's internal costs for its information systems group. The costs for the required modifications and testing were expensed as incurred.

UNIVERSAL COMPRESSION, INC.

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

     Revenue. The Company's total revenues for the three months ended December 31, 1999 increased $0.1 million to $33.7 million compared to $33.6 million for the three months ended December 31, 1998. Rental revenue increased by $3.5 million, or 16%, to $25.3 million during the three months ended December 31, 1999 from $21.8 million during the three months ended December 31, 1998. Domestic rental revenue increased by $1.8 million, or 9%, to $21.4 million during the three months ended December 31, 1999 from $19.6 million during the three months ended December 31, 1998. International rental revenue increased by $2.2 million, or 129%, to $3.9 million during the three months ended December 31, 1999 from $1.7 million during the three months ended December 31, 1998. The increase in both domestic and international rental revenue primarily resulted from expansion of the Company's rental fleet. Domestic average rented horsepower for the three months ended December 31, 1999 increased by 16% to approximately 461,000 horsepower from approximately 397,000 horsepower for the three months ended December 31, 1998. In addition, international average rented horsepower more than doubled to approximately 49,000 horsepower for the three months ended December 31, 1999 from approximately 21,000 horsepower for the three months ended December 31, 1998 primarily through additional service in Argentina and Colombia. Revenue from fabrication and sales decreased to $8.3 million from $11.7 million, a decrease of 29%, due to a lower level of fabrication activity.

     Gross Profit. Gross profit (defined as total revenue less rental expense and cost of sales, exclusive of depreciation and amortization) for the three months ended December 31, 1999 increased $1.9 million, or 12%, to $17.8 million from gross profit of $15.9 million for the three months ended December 31, 1998. The rental gross profit for the three months ended December 31, 1999 increased $2.2 million, or 16%, to $16.3 million compared to gross profit of $14.1 million for the three months ended December 31, 1998. Gross profit increased primarily as the result of the rental revenue growth discussed above while rental margins remained constant at approximately 65% for the three months ended December 31, 1999 and 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 1999 decreased $0.2 million compared to the three months ended December 31, 1998. As a percentage of revenue, selling, general and administrative expenses represented 12% of revenues for the three months ended December 31, 1999 and 1998.

     EBITDA is defined as net income plus income taxes, interest expense, leasing expense, management fees, depreciation and amortization. EBITDA represents a measure upon which management assesses financial performance and certain covenants in the Company's borrowing arrangements will be tied to similar measures. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as an indicator of the Company's operating performance or to net cash provided by operating activities as a measure of its liquidity. Additionally, the EBITDA computation used herein may not be comparable to other similarly titled measures of other companies. EBITDA for the three months ended December 31, 1999 increased 16% to $14.6 million from $12.6 million for the three months ended December 31, 1998 primarily due to increases in horsepower and utilization of the compression rental fleet.

     Depreciation and Amortization. Depreciation and amortization increased by $2.1 million to $7.0 million during the three months ended December 31, 1999 compared to $4.9 million during the three months ended December 31, 1998. The increase resulted primarily from the expansion of the Company's rental fleet.

     Interest Expense. Interest expense increased $1.5 million to $8.0 million for the three months ended December 31, 1999 from $6.5 million for the three months ended December 31, 1998 primarily as the result of increased borrowings under the revolving credit facility, increased accretion of discount notes, the financing lease and increased interest rates.

     Net income. Primarily as a result of interest expense increasing from $6.5 million to $8.0 million and depreciation and amortization related to the continued expansion of the Company's assets increasing from $4.9 million to $7.0 million, offset by decreased income taxes and the factors discussed above, the Company had a net loss of $0.7 million for the three months ended December 31, 1999 compared to net income of $0.2 million for the three months ended December 31, 1998.

NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1998

     Revenue. The Company's total revenues for the nine months ended December 31, 1999 increased $6.5 million, or 7%, to $102.5 million compared to $96.0 million for the nine months ended December 31, 1998 due to an increase in rental revenues. Rental revenue increased by $7.0 million, or 11%, to $72.2 million during the nine months ended December 31, 1999 from $65.2 million during the nine months ended December 31, 1998. Domestic rental revenue increased by $2.7 million, or 5%, to $61.5 million during the nine months ended December 31, 1999 from $58.8 million during the nine months ended December 31, 1998. International rental revenue increased by $5.6 million, or 110%, to $10.7 million during the nine months ended December 31, 1999 from $5.1 million during the nine months ended December 31, 1998. The increase in both domestic and international rental revenue primarily resulted from expansion of the Company's rental fleet. Domestic average rented horsepower for the nine months ended December 31, 1999 increased by 10% to approximately 434,000 horsepower from approximately 396,000 horsepower for the nine months ended December 31, 1998. In addition, international average rented horsepower more than doubled to approximately 44,000 horsepower for the nine months ended December 31, 1999 from approximately 20,000 horsepower for the nine months ended December 31, 1998 primarily through additional service in Argentina and Colombia. Revenue from fabrication and sales decreased to $30.2 million from $30.6 million, a decrease of 1%, due to a lower level of fabrication activity.

     Gross Profit. Gross profit (defined as total revenue less rental expense and cost of sales, exclusive of depreciation and amortization) for the nine months ended December 31, 1999 increased $3.8 million, or 8%, to $50.7 million from gross profit of $46.9 million for the nine months ended December 31, 1998. The rental gross profit for the nine months ended December 31, 1999 increased $4.4 million, or 11%, to $46.0 million compared to gross profit of $41.6 million for the nine months ended December 31, 1998. Gross profit increased primarily as the result of the revenue growth discussed above while rental margins remained constant at 64% for the nine months ended December 31, 1999 and 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended December 31, 1999 increased $0.5 million, or 4%, to $12.7 million compared to $12.2 million for the nine months ended December 31, 1998. As a percentage of revenue, selling, general and administrative expenses represented 12% of revenues for the nine months ended December 31, 1999 compared to 13% of revenues for the nine months ended December 31, 1998.

     EBITDA is defined as net income plus income taxes, interest expense, leasing expense, management fees, depreciation and amortization. EBITDA represents a measure upon which management assesses financial performance and certain covenants in the Company's borrowing arrangements will be tied to similar measures. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as an indicator of the Company's operating performance or to net cash provided by operating activities as a measure of its liquidity. Additionally, the EBITDA computation used herein may not be comparable to other similarly titled measures of other companies. EBITDA for the nine months ended December 31, 1999 increased 9% to $40.5 million from $37.1 million for the nine months ended December 31, 1998 primarily due to increases in horsepower and utilization of the compression rental fleet.

     Depreciation and Amortization. Depreciation and amortization increased by $4.4 million to $18.7 million during the nine months ended December 31, 1999 compared to $14.3 million during the nine months ended December 31, 1998. The increase resulted primarily from the expansion of the Company's rental fleet.

     Interest Expense. Interest expense increased $3.6 million to $22.8 million for the nine months ended December 31, 1999 from $19.2 million for the nine months ended December 31, 1998 primarily as the result of increased borrowings under the revolving credit facility, increased accretion of discount notes, the financing lease and increased interest rates.

     Net income. Primarily as a result of interest expense increasing from $19.2 million to $22.8 million and depreciation and amortization related to the continued expansion of the Company's assets increasing from $14.3 million to $18.7 million, offset by decreased income taxes and the factors discussed above, the Company had a net loss of $2.5 million for the nine months ended December 31, 1999 compared to net income of $0.8 million for the nine months ended December 31, 1998.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to some market risk due to the floating interest rate under the revolving credit facility, term loan and financing lease. The revolving credit facility, term loan and financing lease bear interest at LIBOR plus 2.25%, 2.5% and 4.25%, respectively, are due February 2005, February 2003 and October 2004, respectively, and have outstanding principal balances at December 31, 1999 of $75.0 million, $73.7 million and $11.1 million, respectively. The LIBOR rate at December 31, 1999 was 5.83%. A 1.0% increase in interest rates could result in a $1.6 million annual increase in interest expense on the existing principal balances. Additionally, there is no significant foreign currency credit risk as substantially all transactions, after deducting in-country expenses, are denominated in U.S. dollars.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

The following documents have been included as Exhibits to this form:

10.1     -- Executive Employment Agreement dated as of October 29, 1999 between Universal Compression, Inc. and Richard W. FitzGerald

10.2     -- Stock Option Agreement between Universal Compression Holdings,
            Inc. and Richard FitzGerald effective April 12, 1999

27.1     -- Financial Data Schedule - Universal Compression Holdings, Inc.

27.2     -- Financial Data Schedule - Universal Compression, Inc.

(b)  Reports on Form 8-K.

Neither Holdings nor Universal filed any reports on Form 8-K during the three month period ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   UNIVERSAL COMPRESSION HOLDINGS, INC.

Date: February 11, 2000            By: /s/ RICHARD FITZGERALD
                                       ---------------------------
                                            Richard FitzGerald,
                                       Chief Financial Officer and
                                           Senior Vice President

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       UNIVERSAL COMPRESSION, INC.

Date: February 11, 2000                By:    /s/ RICHARD FITZGERALD
                                           -------------------------
                                               Richard FitzGerald,
                                           Chief Financial Officer and
                                              Senior Vice President

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
10.1     -- Executive Employment Agreement dated as of October 29, 1999 between Universal Compression, Inc. and Richard W. FitzGerald

10.2     -- Stock Option Agreement between Universal Compression Holdings,
            Inc. and Richard FitzGerald effective April 12, 1999

27.1     -- Financial Data Schedule - Universal Compression Holdings, Inc.

27.2     -- Financial Data Schedule - Universal Compression, Inc.