Form 10-K405
period 2000-03-31
UNIVERSAL COMPRESSION HOLDINGS INC; UNIVERSAL COMPRESSION INC
filed 2000-05-23
CIK 1057234, 1057233

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)

     [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                                       OR

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM           TO           .

                        COMMISSION FILE NOS.: 333-48283
                                              333-48279
                      UNIVERSAL COMPRESSION HOLDINGS, INC.
                          UNIVERSAL COMPRESSION, INC.
           (Exact Name of Registrants as Specified in Their Charters)

                   DELAWARE                                      13-3989167
                    TEXAS                                        74-1282680
      (States or Other Jurisdictions of            (I.R.S. Employer Identification Nos.)
        Incorporation or Organization)
             4440 BRITTMOORE ROAD
                HOUSTON, TEXAS                                   77041-8004
   (Address of Principal Executive Offices)                      (Zip Code)

                                 (713) 335-7000
              (Registrants' telephone number, including area code)

               Securities of Universal Compression Holdings, Inc.
                Registered Pursuant to Section 12(b) of the Act:

               TITLE OF EACH CLASS:                     NAME OF EACH EXCHANGE ON WHICH REGISTERED:
               --------------------                     ------------------------------------------
                       None                                                 N/A

               Securities of Universal Compression Holdings, Inc.
                Registered Pursuant to Section 12(g) of the Act:

               TITLE OF EACH CLASS:
               --------------------
                       None

                   Securities of Universal Compression, Inc.
                Registered Pursuant to Section 12(b) of the Act:

               TITLE OF EACH CLASS:                     NAME OF EACH EXCHANGE ON WHICH REGISTERED:
               --------------------                     ------------------------------------------
                       None                                                 N/A

                   Securities of Universal Compression, Inc.
                Registered Pursuant to Section 12(g) of the Act:

               TITLE OF EACH CLASS:
               --------------------
                       None

    UNIVERSAL COMPRESSION, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

    Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     There is currently no established market for the common equity of Universal Corporation Holdings, Inc. or Universal Compression, Inc. As of March 31, 2000, Universal Compression Holdings, Inc. had outstanding 329,724 shares of common stock, par value $0.01 per share, 3,210 shares of non-voting common stock, par value $0.01 per share, and 1,318,896 shares of Series A Preferred Stock, par value $0.01 per share.

     As of March 31, 2000, all 4,910 outstanding shares of common stock, par value $10.00 per share, of Universal Compression, Inc. were held by Universal Compression Holdings, Inc.

                                     PART I

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K (this "Report") contains certain forward-looking statements and information relating to Universal Compression Holdings, Inc. and Universal Compression, Inc., their industry and the U.S. and international oil and gas business that is based on the beliefs of the management of the companies, as well as assumptions made by and information currently available to the management of the companies. All statements other than statements of historical facts contained in this Report, including statements regarding our future financial position, growth strategy, budgets, proposed public offering, proposed new financing arrangements and related proposed recapitalization, projected costs and plans and objectives of management for future operations, are forward-looking statements. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, among other things:

     - conditions in the oil and gas industry, including the demand for natural gas and the price of oil and natural gas,

     - competition among the various providers of contract compression services and products,

     - changes in safety, health and environmental regulations pertaining to the production and transportation of natural gas,

     - changes in economic or political conditions in the markets in which we operate, and

     - introduction of competing technologies by other companies.

In addition, the factors described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" could cause our actual results to differ materially from the expectations reflected in the forward-looking statements contained herein.

     These statements relate to future events or our future financial performance. These forward-looking statements may be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 1. Business" and other sections of this Report. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential," or "continue," the negative of such terms or other comparable terminology.

     The forward-looking statements in this Report are based largely on our expectations and are subject to a number of risks and uncertainties which may be beyond our control. Actual results may differ materially from the anticipated or implied results in the forward-looking statements. We do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we can give no assurances that the forward-looking events and circumstances included in this Report will occur.

ITEM 1. BUSINESS

BACKGROUND

     Universal Compression Holdings, Inc. (the "Company") was formed in December 1997 to acquire all of the outstanding stock of Tidewater Compression. Upon completion of the acquisition in February 1998, Tidewater Compression became our wholly-owned operating subsidiary and changed its name to Universal Compression, Inc. ("Universal"). Through this subsidiary, our gas compression service operations date back to 1954. The business grew dramatically from 1993 to 1995 through the acquisition of four rental compression companies: Allison Production Services and BJC Operating Company in 1993 and Halliburton Compression Services and Brazos Gas Compressing Company in 1994. Following these acquisitions and prior to the Tidewater Compression acquisition, management focused on standardizing our compressor fleet, and also completed a number of smaller acquisitions. Since the Tidewater Compression acquisition, we have focused on our growth strategy.

     Unless the context otherwise requires, references to "we", "us" and "our" in this Report are to the Company and Universal and their subsidiaries, collectively.

PROPOSED TRANSACTIONS

     The Company has filed a Registration Statement on Form S-1 with the Securities and Exchange Commission to register the offering to the public of 7,000,000 shares of its common stock, par value $.01 per share, including an additional 1,050,000 shares if the underwriters exercise an over-allotment option, under the Securities Act of 1933, as amended. As of May 22, 2000, this Registration Statement had not been declared effective. The securities may not be sold nor may offers to buy be accepted prior to the time the Registration Statement becomes effective. This Annual Report on Form 10-K shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of the securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state. We are currently negotiating to enter into a new $50.0 million revolving credit facility and $200.0 million operating lease facility concurrently with the public offering. We will not consummate the offering or these new financing arrangements unless we concurrently close all such transactions. There can be no assurance that any of such transactions will be consummated.

     If the offering and concurrent financing arrangements are consummated, the Company will concurrently implement a recapitalization. Pursuant to the recapitalization, all of the Company's non-voting common stock will be converted into shares of its common stock on a one-for-one basis, all shares of its common stock will be split on a 7.4248-for-1 basis and all shares of its outstanding preferred stock will be converted into common stock at a post-split ratio of one share of preferred stock into 2.3256 shares of common stock. The information included in this Report is based on the Company's capital structure as of March 31, 2000, with certain additional information provided assuming the Company's reclassification, subdivision, change and conversion of its capital stock and consummation of the proposed offering and financing arrangements.

OVERVIEW

     We are a leading natural gas compression services company, providing a full range of rental, sales, operations, maintenance and fabrication services and products to the natural gas industry. These services and products are essential to the production, transportation and processing of natural gas by producers, gatherers and pipeline companies. Today, we own one of the largest gas compressor fleets in the United States, and have a growing presence in key international markets.

     Since 1998, we have increased our capital investments in our business and, as a result, have experienced significant growth. The horsepower of our fleet has increased 29%, from 492,417 as of March 31, 1998 to 633,398 as of March 31, 2000, with our average capacity per unit increasing from 179 horsepower to 240 horsepower. Our revenues have increased 25%, from $108.8 million for the fiscal year ended March 31, 1998 to $136.4 million for the fiscal year ended March 31, 2000. For the fiscal year ended March 31, 2000, approximately $98.3 million of our revenues was derived from our compression rental services, with the remaining approximately $38.1 million being derived from fabrication and other compression activities.

     We distinguish ourselves by providing comprehensive, high quality natural gas compression services to over 650 customers that are involved in natural gas production, transportation and processing -- from the wellhead through the gathering system and through the pipeline. Due to our low cost, centralized operating structure, we are able to offer these high quality services to our customers at competitive prices while maintaining high margins. By outsourcing their compression needs, we believe our customers generally are able to increase their revenues by producing a higher volume of natural gas through decreased compressor downtime. In addition, outsourcing allows our customers to reduce their operating and maintenance costs and capital investments and meet their changing compression needs more efficiently. Our full service orientation enhances customer loyalty, enables us to attract new customers and allows us to grow our business with our existing customers.

     We operate in every significant natural gas producing region in the United States through our 30 compression sales and service locations. We have a highly standardized compressor fleet, with approximately 481,000 horsepower operating under contract in 23 states as of March 31, 2000. Our revenues from domestic compression rental services were $83.6 million for the fiscal year ended March 31, 2000. We believe that our size and broad scope result in economies of scale since the addition of incremental compressors in a region does not require us to proportionately increase our investment in field personnel and administrative support.

     Since 1993, we have expanded our presence in select international markets, including Argentina, Colombia, Venezuela and Australia. As of March 31, 2000, we had 50 units aggregating approximately 52,000 horsepower operating under contract in these markets. In addition, in March 2000, we were awarded significant compression service projects in Mexico and Argentina which will increase the amount of horsepower we operate internationally by at least 25% within the next year. We are also pursuing opportunities in other strategic international areas, including other South American countries and Southeast Asia. Our revenues from international operations have increased by 116% in the last year, from $6.8 million for the fiscal year ended March 31, 1999 to $14.7 million for the fiscal year ended March 31, 2000.

     Our financial performance has been generally less affected by the short-term market cycles and volatile commodity prices than the financial performance of companies operating in other sectors of the oil and gas industry because:

     - compression is an essential component of natural gas production,

     - our operations are tied primarily to natural gas consumption, which is less cyclical in nature than exploration activities,

     - compression equipment rental is often a lower cost alternative for natural gas production, gathering and transportation companies,

     - we have a broad customer base,

     - we operate in diverse geographic regions,

     - our compressors remain on-site for an average of 30 months before reassignment and

     - our standardized compressor fleet is durable and reliable.

     Adding to this stability is the fact that while compressors often must be highly engineered or reconfigured to meet the unique demands of our customers, the fundamental technology of compression equipment has been stable and has not experienced rapid technological change.

OUR GROWTH STRATEGY

     Our growth strategy is to continue to focus on meeting the evolving needs and demands of our customers by providing consistent, superior services and dependable, high quality products. We believe that this approach strengthens our relationships with our existing customers, helps us to attract new customers and diversifies our revenue base, resulting in increased market share, revenues and earnings. The key elements of our strategy are described below:

     - Focusing on Providing a Complete Range of High Quality Services. We believe that the key to our success is providing our customers with consistent, high quality service and a full range of dependable compression equipment tailored to their needs at competitive prices. Our services and products deliver higher run-times resulting in increased production and revenues for our customers.

     - We have the equipment, personnel and logistical capabilities to provide our customers with a wide variety of compression equipment and services on a timely basis. We work with our customers to provide engineering solutions to help them design a customized compression plan and then provide them with the services and products to implement that plan. We continuously expand, upgrade and reconfigure our rental fleet to ensure our ability to meet the changing requirements of our customers in the diverse geographic markets that we serve. In addition, our rigorous preventative maintenance program and extensive field service network permits us to promptly address maintenance issues. In recent years, we have increased the overall size and average horsepower of our fleet and have increased our fabrication of upper range units (generally over 600 horsepower) to better serve the needs of our customers at wellheads, gathering systems, processing plants and pipelines. Since March 31, 1998, the horsepower of our fleet has increased by 29%.

     - In April 1999, we completed construction of a high bay, heavy capacity fabrication facility in Houston, Texas which allows us to increase our capacity to fabricate larger compression units.

     - Our operations and maintenance personnel are highly-trained and, we believe, among the most experienced in the industry. We have an extensive maintenance and diagnostic program for our equipment and provide remote monitoring of large horsepower units and compression systems. As a result, we are able to provide consistent, high quality service and achieve very high run-times for our compressors, resulting in increased production and revenues for our customers.

     - Continuing a Centralized, Standardized Approach to Our Business.

     - We have centralized our management, corporate functions, training and inventory controls. Our centralized system enables us to respond quickly to market opportunities and changing conditions, and allows us to provide consistent, high quality service and standardized pricing to our customers operating in multiple locations worldwide.

     - As a complement to these centralized functions, we have positioned highly-trained sales and field personnel in all of the major domestic gas producing regions in which our customers operate and, in some cases, on-site with our key customers. This local presence, experience and in-depth knowledge of our customers' operating needs and growth plans provides us with significant competitive advantages and internally-driven market share growth. Our field service and sales personnel assist in identifying the needs of our customers and communicate those needs to our sales force and corporate headquarters, which allows us to participate in growth opportunities in the industry, wherever they may occur.

     - Using our automated inventory system, we are able to determine product availability, identify the most efficient solution and promptly provide the necessary parts and labor to any location worldwide.

     - We have standardized our fleet of rental compressors to three compressor platforms, Gemini, Ajax and Ariel. By standardizing, we are able to develop extensive expertise in operating and maintaining our compressors, provide consistent, high quality training of our operations and maintenance personnel, efficiently resize and reconfigure our compressors and reduce our costs by minimizing our inventory.

     - We believe that we have one of the best safety records in the industry, which enhances our customer loyalty and our ability to attract and retain quality employees.

     - In order to attract, motivate and retain our highly experienced sales force and operations personnel, we have implemented a profit sharing plan designed to link the compensation of our employees at all levels with their individual performance as well as ours. In addition, we have provided broad employee stock ownership opportunities. We have awarded shares of our stock to employees following the Tidewater Compression acquisition, have given all of our employees the opportunity to purchase shares of our stock and have granted stock options to 20% of our workforce.

     - Expanding Our Operations in Select International Markets. With approximately 52,000 horsepower operating internationally as of March 31, 2000, and an additional 13,000 horsepower under recently awarded contracts, we have a strategic presence in the rapidly growing compression markets of Argentina, Colombia, Venezuela and Australia, and are building a presence in Mexico. We plan to leverage our existing presence and customer base and strong reputation for the engineering and fabrication of high specification gas and air compressors to expand our offerings in these markets as well as others, including other South American countries and Southeast Asia.

     - Expanding Our Rental Fleet and Customer Base Through the Purchase and Leaseback of Compressors. As the trend toward outsourcing of compression services continues, we are providing an increasing number of customers the opportunity to sell their existing compression equipment to us in purchase and leaseback transactions. In these transactions, we purchase a customer's in-place compression equipment at the current market value and then lease that equipment back to the customer under long-term operating and maintenance contracts. As a result, the customer is able to outsource its compression operations and reallocate capital to its core business activities while typically enjoying improved operational performance. In addition, these arrangements expand our rental fleet and provide us with the opportunity to promote our operations and maintenance services, as well as to strengthen our relationships with these customers. As of March 31, 2000, we have consummated eight purchase leaseback transactions aggregating approximately 26,000 horsepower with our customers.

     - Pursuing Industry Consolidation Opportunities. The rental compression services industry has experienced significant consolidation over the past several years but remains highly fragmented, with only a small number of companies providing comprehensive compression services. We actively participate in this consolidation trend. Since 1993, we have completed six acquisitions, including our recent acquisition of Spectrum Rotary Compression Inc., as described below. Integration of these acquired businesses allows us to expand our fleet and to offer our comprehensive range of products and services to an expanded customer base. We believe that continuing industry consolidation will present us with opportunities to acquire attractive smaller regional operators and large compression service companies and assets in the future.

     On April 28, 2000, the Company acquired all of the stock of Spectrum Rotary Compression Inc. from Energy Spectrum Partners LP in exchange for 17,201 shares of its common stock and 68,804 shares of its preferred stock, representing 4.91% and 4.96%, respectively, of our outstanding shares of these classes. Spectrum has approximately 10,700 horsepower in its fleet and provides us with an increased presence in the screw compressor market. The shares issued to Spectrum are subject to a voting agreement to be voted in the same manner as the Castle Harlan shares are voted. See "Item 13. Certain Relationships and Related Transactions -- Voting Agreements."

INDUSTRY

  Natural Gas Compression Overview

     Natural gas compression is a mechanical process whereby a volume of gas at an existing pressure is compressed to a desired higher pressure. We offer both slow and high speed reciprocating compressors driven either by internal combustion engines or electric motors. We also offer screw compressors for applications involving low pressure natural gas. Most natural gas compression applications involve compressing gas for its delivery from one point to another. Low pressure or partially depleted natural gas wells require compression for delivery of produced gas into higher pressured gas gathering systems. Compression is required because over the life of an oil or gas well, natural reservoir pressure typically declines as reserves are produced. As the natural reservoir pressure of the well declines below the line pressure of the gas gathering or pipeline system used to transport the gas to market, gas no longer naturally flows into the pipeline. It is at this time that compression equipment is applied in both field and gathering systems to boost the well's pressure levels and allow gas to be brought to market. Compression is also used to reinject natural gas down producing oil wells to help lift liquids to the surface, known as gas lift operations. In secondary oil recovery operations, natural gas compression is used to inject natural gas into wells to maintain reservoir pressure. Compression is also used in gas storage projects to inject gas into underground reservoirs during off-peak seasons for withdrawal later during periods of high demand. Natural gas compression services are also used for compressing feedstocks in refineries and for refrigeration applications in natural gas processing plants.

     Natural gas compression that is used prior to the "main line transmission system," which transports gas from production to storage or the end user, is considered "field" compression. We have been active in both segments of the field compression market, production and gas gathering. During the production phase, compression is used to boost the pressure of natural gas from the wellhead so that natural gas can flow into the gathering system or pipeline for transmission to an end-user. Typically, these applications require portable low to mid-range horsepower compression equipment located at or near the wellhead. The continually dropping pressure levels in natural gas fields require constant modification and variation of on-site compression equipment.

     In an effort to reduce costs for wellhead operators, operators of gathering systems tend to keep the pressure of the gathering systems low. As a result, more pressure is often needed to force the gas from the low pressure gathering systems into the higher pressure pipelines. These applications generally require larger horsepower compression equipment (600 horsepower and higher). Similarly, as gas is transported through a pipeline, large compression units are applied all along the pipeline to allow the natural gas to continue to flow through the pipeline to its destination.

     Gas producers, transporters and processors have historically owned and maintained most of the compression equipment used in their operations. However, in recent years, there has been a growing trend toward outsourcing compression equipment. Customers that elect to outsource compression equipment have two options for maintaining and/or operating such equipment. Full maintenance calls for the service company to be responsible for the scheduled preventative maintenance, repair and general up-keep of the equipment, while the customer usually remains responsible for installing and handling the day-to-day operation of the equipment. The other option is contract compression, which requires the service company to maintain and operate and, in many cases, to install the equipment. Often, a service company providing contract compression will inspect the equipment daily, provide consumables such as oil and antifreeze and, if necessary, be present at the site for several hours each day.

     Rental compression units are primarily employed in the field compression segment encompassing production and natural gas gathering. Renting compression equipment offers customers:

     - the ability to efficiently meet their changing compression needs over time while limiting their capital investments in compression equipment,

     - access to the compression service provider's specialized personnel and technical skills, including engineers, field service and maintenance employees, which generally leads to improved run times and production rates and

     - overall reduction in their compression costs through the elimination of a spare parts inventory and other expenditures associated with owning and maintaining compressor units.

  Natural Gas Industry Conditions

     A significant factor in the growth of the gas compression equipment market is the increasing consumption of natural gas, both domestically and internationally. In other words, it is the demand for natural gas, rather than the more cyclical oil and gas exploration activities, that drives the demand for compression services. As a result, our financial performance historically has been less affected by the short-term market cycles and volatile commodity prices of oil and natural gas than that of companies operating in other sectors of the energy industry.

     In the United States, natural gas is the second leading fuel in terms of total consumption and is the fuel of choice for power generation and industrial use. The closure of nuclear power plants and the current economic expansion have contributed to the increased consumption of natural gas. In recent years, natural gas has increased its market share of total domestic energy consumption. Domestic consumption of natural gas increased by 13% from 1990 through 1998 to approximately 22 trillion cubic feet, and industry sources forecast the domestic consumption of natural gas to increase approximately 25% to 27 to 30 trillion cubic feet by 2010.

     At the end of 1998, there was approximately 14.8 million horsepower of field compression equipment in the United States, of which approximately 4.1 million horsepower was outsourced. From 1993 to 1998, the compression services industry grew at a rate of approximately 15.4% per year in the United States in terms of horsepower, with the percentage of outsourced horsepower increasing from 13% to 28%. We believe the domestic gas compression market will continue to grow due to the following factors:

     - higher natural gas consumption, which is increasing in the United States at an average rate of 2.0% to 2.5% per year,

     - the aging of producing natural gas fields in the United States, which will require more compression to continue producing the same volume of natural gas and

     - increasing outsourcing by companies of compression needs in order to reduce operating costs, improve production and efficiency and reallocate capital to core business activities.

     The international gas compression services market is currently substantially smaller than the domestic market. However, we estimate significant growth opportunities for international demand for compressor products and services due to the following factors:

     - higher natural gas consumption, which is increasing internationally at an average rate of 3.0% to 4.0% per year,

     - implementation of international environmental and conservation laws preventing the prior practice of "flaring" of natural gas and recognition of natural gas as a clean alternative to carbon fuels,

     - a desire by a number of oil exporting nations to replace oil with natural gas as a fuel source in local markets to allow greater exportation of oil,

     - increasing development of pipeline infrastructure, particularly in South America, necessary to transport gas to local markets,

     - growing demand for electrical power generation, for which the fuel of choice tends to be natural gas and

     - privatization of state-owned international energy producers, resulting in increased outsourcing due to the focus on reducing capital expenditures and enhancing cash flow and profitability.

     As contrasted to the domestic market, the current international rental compression market is substantially comprised of large horsepower compressors that are maintained and operated by compression service providers. A significant portion of this market involves comprehensive installation projects, which include the design, fabrication, delivery, installation, operation and maintenance of the compressors and the related gas treatment equipment by the rental company. In these comprehensive projects, the customer's only responsibility is to provide fuel gas within specifications. As a result of the full service nature of these projects and the fact that these compressors generally remain on-site for three to seven years, we are able to achieve higher revenues and margins on these projects.

     We believe we are well positioned to participate in a disproportionate share of the future growth in this industry as we are one of the few compression service providers with sufficient fleet size, operating infrastructure and geographic scope to meet the diverse, full service needs of our customers. Companies in our industry can achieve significant advantages through increased size and geographic scope. As the number of rental units in a rental fleet increases, the number of sales, engineering, administrative and maintenance personnel required does not increase proportionately. As a result, companies such as us with larger rental fleets have relatively lower operating costs and higher margins due to economies of scale than smaller companies.

OPERATIONS

  Rental Compressor Fleet

     In recent years, there has been substantial growth in customer demand in the over 600 horsepower category. As a result, we have focused, and will continue to focus, future growth on this segment of the market. We have increased the overall size and average horsepower of our fleet and have increased our fabrication of upper range units (generally over 600 horsepower) to meet this demand and better serve the needs of our customers at wellheads, gathering systems, processing plants and pipelines. Since March 31, 1998, the total horsepower of our fleet has increased by 29%. For the fiscal year ended March 31, 2000, the average horsepower utilization rate for our fleet was approximately 80.7%, which reflects average horsepower utilization based upon our total average fleet horsepower. For the quarter ended March 31, 2000, this average rate was approximately 83.5%.

     As of March 31, 2000, we owned 2,645 natural gas compressors ranging in size from 15 horsepower to 3,000 horsepower, with an average of 240 horsepower, as reflected in the following table:

HORSEPOWER RANGE                          NUMBER OF UNITS   TOTAL HORSEPOWER   % OF HORSEPOWER
----------------                          ---------------   ----------------   ---------------
  0 -    99.............................         902             55,591              8.8%
100 -  299..............................       1,132            189,711             30.0%
300 -  599..............................         331            121,178             19.1%
600 and over............................         280            266,918             42.1%
                                               -----            -------            ------
          Total.........................       2,645            633,398            100.0%

     We have standardized our rental fleet around three gas compressor platforms: Gemini for smaller horsepower applications (less than 150 horsepower), Ajax for mid-range applications (100-600 horsepower) and Ariel for larger horsepower applications (over 600 horsepower). These three compressor platforms represent over 90% of our horsepower. This high level of fleet standardization and durability:

     - enables us to minimize our fleet maintenance capital requirements,

     - enables us to minimize inventory costs,

     - facilitates low-cost compressor resizing and

     - allows us to develop strong technical proficiency in our maintenance and overhauling operations, which enables us to achieve high run-time rates while maintaining low operating costs, a benefit both to us and our customers.

     In addition to being dependable, our smaller Gemini compressors are lightweight and highly portable. Our Ajax compressors are a strong choice for mid-range compression projects because of their high reliability and versatility. Due to their design, the Ajax compressors burn the broadest variety of fuel gas, including "sour" gas, which is produced in a number of domestic and international regions. Our larger horsepower units are generally Ariel compressors powered by Caterpillar or Waukesha engines. These compressors operate at higher speeds and, although larger than the lower horsepower compressors, are transportable. The combination of these larger horsepower units and the lower horsepower Ajax and Gemini units enable us to offer our customers gas compressors for use in most segments of the production, gathering and transportation process.

     We believe our rental fleet is in excellent condition as we provide full maintenance on virtually all of our operating units.

  Domestic Operations

     We own one of the largest domestic rental fleets of natural gas compressors, comprising over 581,000 horsepower and approximately 2,595 units as of March 31, 2000. We have compressor services operations in 23 states and operate out of 30 sales and service locations. We operate in every natural gas producing region of the United States. Our geographic diversity and nationwide operations enable us to:

     - provide responsive and cost effective service to our rental customers, as well as for units owned by others,

     - increase our revenues with relatively little incremental overhead expense and

     - offer our customers the ability to deal with one nationwide provider for all of their compression equipment and service needs.

     Our marketing and client service functions are performed on a coordinated basis by our sales and field service personnel. Our salespersons regularly visit their customers to ensure customer satisfaction and determine customer needs as to services currently being provided and also to ascertain potential future compressor requirements of these customers, which provides us with significant competitive advantages. Our salespersons also communicate regularly with our field service and sales employees who, in many cases, have day-to-day relationships with key customer personnel and may have advance notice of customer planning. This ongoing communication between our sales and field service personnel allows us to quickly identify and respond to customer requests in this relationship driven, service intensive industry.

     When a salesperson is advised of a new compression service opportunity, that salesperson obtains relevant information concerning the project including gas flow, pressure and gas composition. The salesperson will then search a computerized data base to determine the availability of an appropriate compressor unit in our fleet for that project. If an appropriate compressor is available, it is immediately deployed. If a unit requires maintenance or reconfiguration, our maintenance personnel will service it as quickly as possible to meet the needs of the customer. If providing the appropriate unit would entail significant overhaul cost, the salesperson will communicate with the customer, engineer and field service personnel and contact a supervisor to determine the timing of the required maintenance or overhaul to develop a competitive rental proposal.

     Rental rates generally are determined by compressor category based on our standardized rental rates with variations as necessary to secure the service contract and assure profitability of each contract. Our service contracts usually are variations of a standard service contract associated with a master service agreement. The standard rental contract covers the technical specifications, equipment selection and performance, site location and pricing for the individual project. To ensure the proper pricing and service arrangements on larger horsepower installations and new compression opportunities, our engineers and financial personnel are highly involved in the early stages of the proposal process.

     The majority of our service agreements provide for full maintenance. Optional items such as oil, antifreeze, freight, insurance and other items may be either itemized or included in the basic monthly rental rate. Initial rental terms are usually six months, with some projects committed for as long as five years. At the end of the initial term, rentals continue at the option of the lessee on a month-to-month basis. After that time, the compressor may be returned or replaced with a different compressor. This constant need for varying the size and/or configuration of compressor packages in the same location over time is a significant advantage of outsourced compressors over owned compressors. Our standardized fleet and efficient operations allow us to provide different compressors and reconfigure our units to meet these changing needs quickly and profitably.

  International Operations

     In recent years, we have expanded our presence in select international markets, including Argentina, Colombia, Venezuela and Australia. Our presence in these international markets, which dates back over five years, usually generates higher margins for us and produces longer-term contracts than our domestic business. As of March 31, 2000, we had 50 units aggregating approximately 52,000 horsepower operating under contract in these markets. In addition, in March 2000, we were awarded significant contract compression service projects in Mexico and Argentina which will increase the amount of horsepower we operate internationally by at least 25% within the next year. We are also pursuing opportunities in other strategic international areas, including other South American countries and Southeast Asia. For the fiscal year ended March 31, 2000, approximately 15% of our rental revenue was generated internationally.

     Our international operations are focused on large horsepower compressor markets and frequently involve long-term comprehensive service projects. These projects require us to provide complete engineering and design in the proposal process. Our extensive engineering and design capabilities and reputation of high quality fabrication give us a competitive advantage in these markets. In addition, our new high bay fabrication facility positions us to be able to meet increasing demand for these services and products in the future. Commercial negotiations proceed only after the acceptance of proposed engineering designs and concepts. International service agreements differ significantly from domestic service agreements as individual contracts are negotiated for each project.

  Operations, Maintenance and Overhaul Services

     We provide a comprehensive contract compression service, which includes rental, operation and maintenance services, for most of our larger horsepower units, including our international units, and also on units owned by our customers. When providing these full contract compression services, we work closely with a customer's field service personnel so that the compressor can be adjusted to efficiently match changing characteristics of the gas produced. We generally operate the large horsepower compressors, and include the operations fee as part of our rental rate. Large horsepower units are more complex, and by operating the equipment ourselves we reduce our maintenance and overhaul expenses. While we do not require our customers to retain us to operate smaller horsepower units, we generally train our customers' personnel in fundamental compressor operations.

     We maintain major overhaul and repackaging facilities in Mineral Wells, Texas, Houston, Texas and Grand Junction, Colorado. Each of these overhaul facilities is equipped with in-house engine rebuild and test equipment, full machine shops, environmentally-approved painting facilities and high capacity cranes. We also maintain 23 field service facilities. We provide maintenance services on substantially all of our rental fleet and contract compression for most of our larger horsepower units. Maintenance services include the scheduled preventative maintenance repair and general up-keep of compressor equipment. As a complement to our maintenance business, we offer, at additional cost, supplies and services such as antifreeze, lubricants, property damage insurance on the equipment, and prepaid freight to the job site. We also may provide for installation, which for our typical lower, mid-range and smaller horsepower units involves significantly less engineering and cost than the comprehensive service concept prevalent in the international markets. We also routinely repackage or reconfigure some of our existing fleet to adapt to our customers' needs.

     We have over 300 trained and equipped field service representatives and mechanics located throughout the United States and 50 such representatives in international locations. The field service representatives are responsible for preventive maintenance, repair, preparation and installation of rental units. The mechanics perform major overhaul and unit rework in the major overhaul facilities. On average, each of our units undergoes a major overhaul once every six to eight years. A major overhaul involves the rebuilding of the unit in order to materially extend its useful life or to enhance the unit's ability to fulfill broader or different rental applications. One of our overhaul facilities operates a unit test loop and also functions as a full-time training center for our personnel.

     Our field gas compressors are maintained in accordance with daily, weekly, monthly and annual maintenance schedules that have been developed and refined over our long history of maintaining and operating compressors. These procedures are constantly updated as technology changes and our operations group develops new techniques and procedures. In addition, because our field technicians provide maintenance on virtually all of our installed compression equipment, they are familiar with the condition of our equipment and can readily identify potential problems. In our experience, these rigorous procedures maximize component life and unit availability and minimize avoidable downtime.

     We also have a technical service group which is involved in our comprehensive service proposals and monitors our larger horsepower units. This group utilizes technologically advanced diagnostic equipment that permits sophisticated field and remote diagnostic analyses of engines and compressors, as well as emission analyses to insure compliance with regulatory requirements.

  Fabrication and Sales

     As a complement to our compressor rental service operations, we design, engineer, assemble and sell natural gas and air compressors for engineering and construction firms, as well as for exploration and production companies both domestically and internationally. We also fabricate compressors for our own fleet. Our fabrication facilities are located in Houston, Texas. In April 1999, we completed construction of a new 20,000 square foot heavy capacity fabrication shop and paint booth. This facility enhances our ability to expand our fleet of higher horsepower compressors.

     When servicing our equipment sale customers, we provide compressors that are built in accordance with specific criteria of the customer as well as compressors that are prepackaged. We act as a distributor for Ariel gas compressors and as an original equipment manufacturer for Atlas Copco air compressors. Some of the compressors manufactured by these entities are used by us in our engineered products operations. Twenty-eight percent of our total revenues for the year ended March 31, 2000 were generated from our fabrication and sales operations.

BACKLOG

     As of March 31, 2000, we had a compressor unit fabrication backlog for sale to third parties of approximately $11.1 million, compared to $12.7 million as of March 31, 1999. All backlog is expected to be produced within a 180-day period. Generally, units to be sold to third parties are assembled according to each customer's specifications and sold on a turnkey basis. We purchase components for such compressor units from third party suppliers.

GEOGRAPHIC SEGMENTS

     See Note 11 to Universal Compression Holdings, Inc. Notes to Consolidated Financial Statements.

EMPLOYEES

     As of March 31, 2000, we had approximately 550 employees. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is satisfactory.

COMPETITION

     The natural gas compressor rental, maintenance, service and fabrication business is highly competitive. We face competition from large national and multinational companies with greater financial resources and, on a regional basis, from several smaller companies.

     As of March 31, 2000, our main competitors were Hanover Compression Company, Weatherford Global Compression Services, Production Operators, Inc. (a subsidiary of Schlumberger Limited), Compressor Systems, Inc. and J-W Operating Company. We believe that we compete effectively on the basis of customer service, including the availability of our personnel in remote locations, price, flexibility in meeting customer needs and quality and reliability of our compressors and related services.

     Our engineered products division competes with other fabricators of compressor units. The compressor fabrication business is dominated by a few major competitors, several of which also compete with us in the compressor rental business.

GOVERNMENTAL REGULATION

     We are subject to stringent and complex federal, state and local laws and regulations regarding the protection of the environment. Compliance with these laws and regulations may affect the costs of our operations. Moreover, failure to comply with these environmental laws and regulations may result in the imposition of administrative, civil, and criminal penalties. Not all of our properties may be in full compliance with all applicable environmental requirements. However, as part of the regular evaluation of our operations, we are updating the environmental condition of our acquired properties as necessary and, overall, we believe that we are in substantial compliance with applicable environmental laws and regulations and that the phasing in of emission controls and other known regulatory requirements at the rate currently contemplated by such laws and regulations will not have a material adverse effect on our financial condition or results of operations.

     Under the Comprehensive Environmental Response, Compensation and Liability Act, referred to as "CERCLA," and related state laws and regulations, joint and several liability can be imposed without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the owner and operator of a contaminated site where a hazardous substance release occurred and any company that transported, disposed of, or arranged for the transport or disposal of hazardous substances released at the site. Under CERCLA, we may be liable for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. In addition, it is not uncommon for the neighboring land owners and other third parties to file claims for personal injury, property damage and recovery of response costs.

     As part of our operations, we generate wastes, including hazardous wastes such as used paints and solvents. The management and disposal of hazardous wastes are subject to the Resource Conservation and Recovery Act, referred to as RCRA, and comparable state laws. These laws and the regulations implemented thereunder govern the generation, storage, transfer and disposal of hazardous wastes. The U.S. Environmental Protection Agency and various state agencies have limited the approved methods of disposal for certain hazardous and nonhazardous wastes.

     We currently own or lease, and have in the past owned or leased, a number of properties that have been used, some for many years by third parties over whom we have no control, in support of natural gas compression services or other industrial operations. As with any owner or operator of property, we may be subject to clean-up costs and liability under CERCLA, RCRA or other environmental laws for hazardous waste, asbestos or any other toxic or hazardous substance that may exist on or under any of our properties, including waste disposed or groundwater contaminated by prior owners or operators. In the past, we have performed certain remediation activities required under environmental laws. The cost of this remediation has not been material to date. We are currently undertaking groundwater monitoring at two of our facilities, which may further define remedial obligations. We believe that former owners and operators of many of these properties, including Tidewater, Inc., are responsible under environmental laws and contractual agreements to pay for or perform such remediation, or to indemnify us for our remedial costs. There can be no assurance that these other entities will fulfill their legal or contractual obligations, and their failure to do so could result in material costs to us.

     In most cases, our customers contractually assume all environmental compliance and permitting obligations and environmental risks related to compressor operations, even in cases where we operate and maintain the compressors on their behalf. Under most of our rental service agreements, our customers must indemnify us for any loss or liability we may suffer as a result of the failure to comply with applicable environmental laws, including requirements pertaining to necessary permits such as air permits.

     Air pollutant emissions from natural gas compressor engines are a substantial environmental concern for the natural gas transportation industry. Federal regulations are expected to require operators to impose or increase obligations to reduce emissions of nitrogen oxides from internal combustion engines in transmission service.

     Stricter standards in environmental legislation or regulations that may affect us may be imposed in the future, such as proposals to make hazardous wastes subject to more stringent and costly handling, disposal and clean-up requirements. Accordingly, new laws or regulations or amendments to existing laws or regulations (including, but not limited to, regulations concerning ambient air quality standards and global climate change) could require us to undertake significant capital expenditures and could otherwise have a material adverse effect on our business, results of operations and financial condition.

     Since 1992, there have been various proposals to impose taxes with respect to the energy industry, none of which have been enacted and all of which have received significant scrutiny from various industry lobbyists. At the present time, given the uncertainties regarding the proposed taxes, including the uncertainties regarding the terms which the proposed taxes might ultimately contain and the industries and persons who may ultimately be the subject of such taxes, it is not possible to determine whether any such tax will have a material adverse affect on us.

     Our foreign operations are potentially subject to similar governmental controls and restrictions relating to the environment. We believe that we are in substantial compliance with any such foreign requirements pertaining to the environment.

MARKETS AND CUSTOMERS

     Our customer base consists of over 650 domestic and international companies engaged in all aspects of the oil and gas industry, including major integrated oil and gas companies, international state owned oil and gas companies, large and small independent producers, natural gas processors, gatherers and pipelines. We have entered into strategic alliances with some of our key customers. These alliances are essentially preferred vendor arrangements and give us preferential consideration for the compression needs of these customers. In exchange, we provide these customers with enhanced product availability, product support and favorable pricing. In fiscal year 2000, no single customer accounted for as much as 10% of our total revenues. Our top 20 customers accounted for approximately 54% of our rental revenues in fiscal year 2000.

ITEM 2. PROPERTIES

     The following table describes our owned facilities as of March 31, 2000:

LOCATION                       SQUARE FEET   ACREAGE                    USES
--------                       -----------   -------                    ----
Houston, Texas...............    114,000      30.0     Corporate headquarters, repackaging,
                                                         overhaul and fabrication
Mineral Wells, Texas.........     83,000      37.0     Repackaging, overhaul and field service
Bridgeport, Texas............     18,000       2.5     Field service
Grand Junction, Colorado.....     11,000       2.8     Repackaging, overhaul and field service
Stinnett, Texas..............      4,000       4.0     Field service

     In addition to our owned facilities, we lease 19 domestic field service offices, seven domestic sales offices and two international sales offices. In May 2000, we sold our Bridgeport, Texas facility. Our executive offices are located at 4440 Brittmoore Road, Houston, Texas 77041, and our telephone number at that address is (713) 335-7000.

ITEM 3. LEGAL PROCEEDINGS

     Neither the Company nor Universal is currently involved in any material litigation or proceeding, nor is either of them aware of any such litigation or proceeding threatened against it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the shareholders of the Company or Universal during the fourth quarter of its fiscal year ended March 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is currently no established market for the common equity of the Company or Universal. See "Item 1. Business -- Proposed Transactions."

     As of March 31, 2000, there were approximately 72 holders of the Company's common stock, approximately 321 holders of the Company's non-voting common stock and approximately 72 holders of the Company's preferred stock. See "Item 13. Certain Relationships and Related Transactions -- Voting Agreements."

     As of March 31, 2000, all shares of Universal's common stock were held by the Company.

     Neither the Company nor Universal has paid any dividends on its common stock, and neither company expects to in the foreseeable future. In addition, our ability to pay dividends is restricted by our existing bank credit agreement and the indentures related to our senior notes, and will be restricted under our proposed new credit facility and operating lease facility, if such facilities are entered into.

     On February 15, 2000, pursuant to employment agreements with two of its executive officers, the Company sold an aggregate of 120 shares of its common stock and 480 shares of its preferred stock at a price of $50.00 per share in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended.

                       SELECTED HISTORICAL FINANCIAL DATA

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

ITEM 6. SELECTED FINANCIAL DATA

     The tables on the following pages present selected historical consolidated financial and operating data for the Company and for Tidewater Compression Service, Inc., the predecessor of the Company that was acquired on February 20, 1998, for the periods and dates indicated. The historical financial and operating data for the Company are derived from the Company's audited consolidated financial statements included elsewhere in this Report and include the impact of the Tidewater Compression acquisition from the date of acquisition.

     The summary historical financial and operating data for Tidewater Compression as of and for each of the years in the three-year period ended March 31, 1997 and for the period from April 1, 1997 through February 20, 1998 and the summary historical financial data for the Company as of and for the 39-day period ending March 31, 1998 and for the years ended March 31, 1999 and March 31, 2000 have been derived from the respective audited financial statements.

     You should read the following selected consolidated financial data in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Universal Compression Holdings, Inc." and the Company's consolidated financial statements and related notes appearing elsewhere in this Report.

                                     TIDEWATER COMPRESSION (PREDECESSOR COMPANY)            THE COMPANY
                                   -----------------------------------------------   -------------------------
                                                                                     PERIOD FROM
                                                                      PERIOD FROM    DECEMBER 12,
                                                                     APRIL 1, 1997       1997       PRO FORMA
                                        YEARS ENDED MARCH 31,           THROUGH        THROUGH      YEAR ENDED
                                   -------------------------------   FEBRUARY 20,     MARCH 31,     MARCH 31,
                                     1995        1996       1997         1998          1998(6)       1998(7)
                                   ---------   --------   --------   -------------   ------------   ----------
                                                             (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA:
  Revenues.......................  $  84,682   $110,464   $113,886     $ 95,686       $  13,119     $ 108,805
  Gross margin(1)................     37,604     51,685     48,332       47,752           6,891        58,443
  Selling, general and
     administrative expenses.....      8,888     10,508     11,004        8,669           1,305        13,037
  Depreciation and
     amortization................     15,472     26,997     26,163       23,310           1,560        19,307
  Operating income(2)............     13,244     14,180     11,165       15,773           4,026        26,099
  Interest expense...............      3,469      3,706         --           --           3,203        32,474
  Income tax expense (benefit)...      4,648      3,745      4,724        6,271             409        (1,888)
  Net income (loss)..............      6,319      5,972      7,842       10,759             430        (3,214)

                                     TIDEWATER COMPRESSION (PREDECESSOR COMPANY)            THE COMPANY
                                   -----------------------------------------------   -------------------------
                                                                                     PERIOD FROM
                                                                      PERIOD FROM    DECEMBER 12,
                                                                     APRIL 1, 1997       1997       PRO FORMA
                                        YEARS ENDED MARCH 31,           THROUGH        THROUGH      YEAR ENDED
                                   -------------------------------   FEBRUARY 20,     MARCH 31,     MARCH 31,
                                     1995        1996       1997         1998          1998(6)       1998(7)
                                   ---------   --------   --------   -------------   ------------   ----------
                                                             (DOLLARS IN THOUSANDS)
OTHER FINANCIAL DATA:
  EBITDA(3)......................  $  29,908   $ 40,420   $ 38,729     $ 40,340       $   5,930     $  49,742
  Acquisitions(4)(5).............    204,000         --         --           --         351,872            --
  Capital expenditures:
     Expansion...................  $(249,505)  $ (2,423)  $(12,464)    $(11,902)      $  (1,820)    $ (13,722)
     Maintenance.................    (10,812)    (3,971)    (4,056)      (5,698)           (218)       (9,716)
     Other.......................      3,565      5,124      7,684        3,803        (351,107)     (347,304)
  Cash flows from (used in):
     Operating activities........  $  35,880   $ 50,810   $ 41,923     $ 33,491       $  (1,005)    $  22,076
     Investing activities........   (256,752)    (1,270)    (8,836)     (13,797)       (353,145)     (370,742)
     Financing activities........    220,872     49,506    (33,121)     (17,870)        356,532       352,872

                                                                    THE COMPANY
                                                              -----------------------
                                                              YEAR ENDED   YEAR ENDED
                                                              MARCH 31,    MARCH 31,
                                                                 1999         2000
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA:
  Revenues..................................................   $129,498     $136,449
  Gross margin(1)...........................................     61,887       68,961
  Selling, general and administrative expenses..............     16,863       16,797
  Depreciation and amortization.............................     19,314       26,006
  Operating income(2).......................................     25,710       26,158
  Interest expense..........................................     29,313       34,327
  Income tax expense (benefit)..............................     (1,031)      (1,994)
  Net income (loss).........................................     (2,361)      (5,982)
OTHER FINANCIAL DATA:
  EBITDA(3).................................................   $ 48,435     $ 55,557
  Acquisitions(4)(5)........................................         --           --
  Capital expenditures:
     Expansion..............................................   $(63,408)    $(49,871)
     Maintenance............................................     (7,626)      (9,920)
     Other..................................................      8,038       (1,312)
  Cash flows from (used in):
     Operating activities...................................   $ 22,793     $ 47,144
     Investing activities...................................    (62,996)     (61,103)
     Financing activities...................................     40,748       12,435

                                  TIDEWATER COMPRESSION
                                  (PREDECESSOR COMPANY)                THE COMPANY
                                  ---------------------     ----------------------------------
                                     AS OF MARCH 31,                 AS OF MARCH 31,
                                  ---------------------     ----------------------------------
                                    1996         1997         1998         1999         2000
                                  --------     --------     --------     --------     --------
                                                     (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital(8)............  $ 16,192     $ 13,953     $ 13,882     $ 23,742     $  7,209
  Total assets..................   274,312      257,090      380,226      437,991      469,942
  Total debt(9).................   229,657      194,371      286,862      344,677      377,485
  Stockholders' equity..........    49,705       57,547       81,680       80,774       74,677

---------------

(1) Gross margin is defined as total revenue less (i) rental expense, (ii) cost of sales (exclusive of depreciation and amortization), (iii) gain on asset sales and (iv) interest income.

(2) Operating income is defined as income before income taxes less gain on asset sales and interest income plus interest expense.

(3) EBITDA is defined as net income plus income taxes, interest expense, leasing expense, management fees, depreciation and amortization. EBITDA represents a measure upon which management assesses financial performance, and certain covenants in our borrowing arrangements will be tied to similar measures. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as an indicator of our operating performance or to net cash provided by operating activities as a measure of our liquidity. Additionally, the EBITDA computation used herein may not be comparable to other similarly titled measures of other companies.

(4) Tidewater Compression acquired the assets of Brazos Gas Compressing Company for $35.0 million in October 1994 and the natural gas compression assets of Halliburton Compression Services for $205.0 million in December 1994. The results of Brazos Gas Compressing's and Halliburton Compression's operations have been included in our results of operations from the respective dates of acquisition.

(5) On February 20, 1998, we acquired 100% of the voting securities of Tidewater Compression for approximately $350.0 million. The results of Tidewater Compression's operations have been included in our operations from the date of the acquisition.

(6) Represents our historical consolidated financial statements for the period from December 12, 1997 (inception) through March 31, 1998. However, we had no operations until the acquisition of Tidewater Compression on February 20, 1998.

 (7) The pro forma selected financial data for the year ended March 31, 1998 were derived from the unaudited pro forma consolidated financial statements and give effect to the acquisition of Tidewater Compression as if it had occurred on April 1, 1997. The unaudited pro forma consolidated financial statements and other data have been prepared under the purchase method of accounting. Under this method of accounting, based on an allocation of the purchase price of Universal, its identifiable assets and liabilities have been adjusted to their estimated fair values. The unaudited pro forma consolidated financial statements and other data have been prepared based on the foregoing and on certain assumptions described in the notes below:

                                   TIDEWATER                       ACQUISITION    THE COMPANY
                                 COMPRESSION(a)   THE COMPANY(b)   ADJUSTMENTS     PRO FORMA
                                 --------------   --------------   -----------    -----------
                                                        (IN THOUSANDS)
Revenues:
  Rentals......................     $71,644          $ 9,060        $     --       $ 80,704
  Sales........................      19,924            4,037              --         23,961
  Other........................       3,024               22              --          3,046
  Gain on asset sales..........       1,094               --              --          1,094
                                    -------          -------        --------       --------
          Total revenues.......      95,686           13,119              --        108,805
Costs and expenses:
  Rentals......................      31,924            2,804          (3,800)(c)     30,928
  Cost of sales................      14,753            3,408              --         18,161
  Depreciation and
     amortization..............      23,310            1,560          (5,563)(d)     19,307
  General and administrative...       8,669            1,305           3,063(e)      13,037
  Interest expense.............          --            3,203          29,271(f)      32,474
                                    -------          -------        --------       --------
                                     78,656           12,280          22,971        113,907
Income (loss) before income
  taxes........................      17,030              839         (22,971)        (5,102)
Income tax expense (benefit)...       6,271              409          (8,568)(g)     (1,888)
                                    -------          -------        --------       --------
          Net income (loss)....     $10,759          $   430        $(14,403)      $ (3,214)
                                    =======          =======        ========       ========

---------------

      (a) Represents the historical financial statements of Tidewater Compression, our predecessor, for the period from April 1, 1997 through February 20, 1998.

      (b) Represents our historical consolidated financial statements for the period from December 12, 1997 (inception) through March 31, 1998. However, we had no operations until the acquisition of Tidewater Compression on February 20, 1998.

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

      (e) Reflects the management fee paid to Castle Harlan of $3.0 million and estimated incremental costs associated with being a stand-alone public company. Such stand-alone costs include legal, accounting and personnel costs.

      (f) Interest expense adjustments are as follows based on the assumptions described below:

                                                        FISCAL YEAR 1998
                                                        ----------------
                                                         (IN THOUSANDS)
Revolving credit facility, $35.0 million at 9.75%....       $ 3,427
Senior discount notes, $25.0 million at 11.375%, due
  2009...............................................         3,313
Senior discount notes, $152.0 million at 9.875%, due
  2008...............................................        16,886
Term loan credit facility, $75.0 million at 10%......         7,481
Commitment fee, $48.0 million at 0.5%................           239
                                                            -------
                                                             31,346
Amortization of deferred financing costs.............         1,128
                                                            -------
          Total interest expense.....................       $32,474
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

      (g) Reflects an adjustment to income tax expense to reflect an effective tax rate of 37%.

 (8) Working capital is defined as current assets minus current liabilities.

 (9) Includes capital lease obligations.

                       SELECTED HISTORICAL FINANCIAL DATA

                          UNIVERSAL COMPRESSION, INC.

     The tables on the following pages present selected historical consolidated financial and operating data for Universal and for Tidewater Compression Service, Inc., the predecessor of Universal that was acquired on February 20, 1998, for the periods and dates indicated. The historical financial and operating data for Universal are derived from Universal's audited consolidated financial statements included elsewhere in this Report and include the impact of the Tidewater Compression acquisition from the date of acquisition.

     The summary historical financial and operating data for Tidewater Compression as of and for each of the years in the three-year period ended March 31, 1997 and for the period from April 1, 1997 through February 20, 1998 and the summary historical financial data for Universal as of and for the 39-day period ending March 31, 1998 and for the years ended March 31, 1999 and March 31, 2000 have been derived from the respective audited financial statements.

     You should read the following selected consolidated financial data in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Universal Compression, Inc." and Universal's consolidated financial statements and related notes appearing elsewhere in this Report.

                                  TIDEWATER COMPRESSION (PREDECESSOR COMPANY)
                                 ----------------------------------------------           UNIVERSAL
                                                                      PERIOD      -------------------------
                                                                       FROM       PERIOD FROM
                                                                     APRIL 1,     DECEMBER 12,
                                                                       1997           1997       PRO FORMA
                                      YEARS ENDED MARCH 31,          THROUGH        THROUGH      YEAR ENDED
                                 -------------------------------   FEBRUARY 20,    MARCH 31,     MARCH 31,
                                   1995        1996       1997         1998         1998(6)       1998(7)
                                 ---------   --------   --------   ------------   ------------   ----------
                                                           (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA:
  Revenues.....................  $  84,682   $110,464   $113,886     $ 95,686      $  13,119     $ 108,805
  Gross margin(1)..............     37,604     51,685     48,332       47,752          6,891        58,443
  Selling, general and
     administrative expenses...      8,888     10,508     11,004        8,669          1,305        13,037
  Depreciation and
     amortization..............     15,472     26,997     26,163       23,310          1,560        19,307
  Operating income(2)..........     13,244     14,180     11,165       15,773          4,026        26,099
  Interest expense.............      3,469      3,706         --           --          2,896        29,082
  Income tax expense
     (benefit).................      4,648      3,745      4,724        6,271            529          (633)
  Net income (loss)............      6,319      5,972      7,842       10,759            617        (1,077)

                                  TIDEWATER COMPRESSION (PREDECESSOR COMPANY)
                                 ----------------------------------------------           UNIVERSAL
                                                                      PERIOD      -------------------------
                                                                       FROM       PERIOD FROM
                                                                     APRIL 1,     DECEMBER 12,
                                                                       1997           1997       PRO FORMA
                                      YEARS ENDED MARCH 31,          THROUGH        THROUGH      YEAR ENDED
                                 -------------------------------   FEBRUARY 20,    MARCH 31,     MARCH 31,
                                   1995        1996       1997         1998         1998(6)       1998(7)
                                 ---------   --------   --------   ------------   ------------   ----------
                                                           (DOLLARS IN THOUSANDS)
OTHER FINANCIAL DATA:
  EBITDA(3)....................  $  29,908   $ 40,420   $ 38,729     $ 40,340      $   5,930     $  49,742
  Acquisitions(4)(5)...........    240,000         --         --           --        351,872            --
  Capital expenditures:
     Expansion.................  $(249,505)  $ (2,423)  $(12,464)    $(11,902)     $  (1,820)    $ (13,722)
     Maintenance...............    (10,812)    (3,971)    (4,056)      (5,698)          (218)       (9,716)
     Other.....................      3,565      5,124      7,684        3,803       (351,107)     (347,304)
  Cash flows from (used in):
     Operating activities......  $  35,880   $ 50,810   $ 41,923     $ 33,491      $    (699)    $  22,076
     Investing activities......   (256,752)    (1,270)    (8,836)     (13,797)      (353,145)     (370,742)
     Financing activities......    220,872     49,506    (33,121)     (17,870)       356,226       352,872

                                                                     UNIVERSAL
                                                              -----------------------
                                                              YEAR ENDED   YEAR ENDED
                                                              MARCH 31,    MARCH 31,
                                                                 1999         2000
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA:
  Revenues..................................................   $129,498     $136,449
  Gross margin(1)...........................................     61,887       68,961
  Selling, general and administrative expenses..............     16,862       16,797
  Depreciation and amortization.............................     19,308       26,000
  Operating income(2).......................................     25,717       26,164
  Interest expense..........................................     26,251       30,916
  Income tax expense (benefit)..............................        166         (696)
  Net income (loss).........................................       (489)      (3,863)
OTHER FINANCIAL DATA:
  EBITDA(3).................................................   $ 48,435     $ 55,557
  Acquisitions(4)(5)........................................         --           --
  Capital expenditures:
     Expansion..............................................   $(63,408)    $(49,871)
     Maintenance............................................     (7,626)      (9,920)
     Other..................................................      8,038       (1,312)
  Cash flows from (used in):
     Operating activities...................................   $ 24,042     $ 47,029
     Investing activities...................................    (62,996)     (61,103)
     Financing activities...................................     39,499       12,550

                                          TIDEWATER COMPRESSION
                                          (PREDECESSOR COMPANY)             UNIVERSAL
                                          ---------------------   ------------------------------
                                             AS OF MARCH 31,             AS OF MARCH 31,
                                          ---------------------   ------------------------------
                                            1996        1997        1998       1999       2000
                                          ---------   ---------   --------   --------   --------
                                                          (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital(8)....................  $ 16,192    $ 13,953    $ 13,882   $ 22,288   $  5,869
  Total assets..........................   274,312     257,090     379,108    436,487    466,345
  Total debt(9).........................   229,657     194,371     261,508    316,348    345,832
  Stockholders' equity..................    49,705      57,547     105,797    105,308    101,445

---------------

 (1) Gross margin is defined as total revenue less (i) rental expense, (ii) cost of sales (exclusive of depreciation and amortization), (iii) gain on asset sales and (iv) interest income.

 (2) Operating income is defined as income before income taxes less gain on asset sales and interest income plus interest expense.

 (3) EBITDA is defined as net income plus income taxes, interest expense, leasing expense, management fees, depreciation and amortization. EBITDA represents a measure upon which management assesses financial performance, and certain covenants in our borrowing arrangements will be tied to similar measures. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as an indicator of our operating performance or to net cash provided by operating activities as a measure of our liquidity. Additionally, the EBITDA computation used herein may not be comparable to other similarly titled measures of other companies.

 (4) Tidewater Compression acquired the assets of Brazos Gas Compressing Company for $35.0 million in October 1994 and the natural gas compression assets of Halliburton Compression Services for $205.0 million in December 1994. The results of Brazos Gas Compressing's and Halliburton Compression's operations have been included in our results of operations from the respective dates of acquisition.

 (5) On February 20, 1998, we acquired 100% of the voting securities of Tidewater Compression for approximately $350.0 million. The results of Tidewater Compression's operations have been included in our operations from the date of the acquisition.

 (6) Represents our historical consolidated financial statements for the period from December 12, 1997 (inception) through March 31, 1998. However, we had no operations until the acquisition of Tidewater Compression on February 20, 1998.

 (7) The pro forma selected financial data for the year ended March 31, 1998 were derived from the unaudited pro forma consolidated financial statements and give effect to the acquisition of Tidewater Compression as if it had occurred on April 1, 1997. The unaudited pro forma consolidated financial statements and other data have been prepared under the purchase method of accounting. Under this method of accounting, based on an allocation of the purchase price of Universal, its identifiable assets and liabilities have been adjusted to their estimated fair values. The unaudited pro forma consolidated financial statements and other data have been prepared based on the foregoing and on certain assumptions described in the notes below:

                                       TIDEWATER                     ACQUISITION     UNIVERSAL
                                     COMPRESSION(A)   UNIVERSAL(B)   ADJUSTMENTS     PRO FORMA
                                     --------------   ------------   -----------     ---------
                                                          (IN THOUSANDS)
Revenues:
  Rentals..........................     $71,644         $ 9,060       $     --       $ 80,704
  Sales............................      19,924           4,037             --         23,961
  Other............................       3,024              22             --          3,046
  Gain on asset sales..............       1,094              --             --          1,094
                                        -------         -------       --------       --------
          Total revenues...........      95,686          13,119             --        108,805
Costs and expenses:
  Rentals..........................      31,924           2,804         (3,800)(c)     30,928
  Cost of sales....................      14,753           3,408             --         18,161
  Depreciation and amortization....      23,310           1,560         (5,563)(d)     19,307
  General and administrative.......       8,669           1,305          3,063(e)      13,037
  Interest expense.................          --           2,896         26,186(f)      29,082
                                        -------         -------       --------       --------
                                         78,656          11,973         19,886        110,515
Income (loss) before income
  taxes............................      17,030           1,146        (19,886)        (1,710)
Income tax expense (benefit).......       6,271             529         (7,433)(g)       (633)
                                        -------         -------       --------       --------
          Net income (loss)........     $10,759         $   617       $(12,453)      $ (1,077)
                                        =======         =======       ========       ========

---------------

        (a) Represents the historical financial statements of Tidewater Compression, our predecessor, for the period from April 1, 1997 through February 20, 1998.

        (b) Represents our historical consolidated financial statements for the period from December 12, 1997 (inception) through March 31, 1998. However, we had no operations until the acquisition of Tidewater Compression on February 20, 1998.

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

        (e) Reflects the management fee paid to Castle Harlan of $3.0 million and estimated incremental costs associated with being a stand-alone public company. Such stand-alone costs include legal, accounting and personnel costs.

        (f) Interest expense adjustments are as follows based on the assumptions described below:

                                                        FISCAL YEAR 1998
                                                        ----------------
                                                         (IN THOUSANDS)
Revolving credit facility, $35.0 million at 9.75%.....      $ 3,427
Senior discount notes, $152.0 million at 9.875%, due
  2008................................................       16,886
Term loan credit facility, $75.0 million at 10%.......        7,482
Commitment fee, $48.0 million at 0.5%.................          239
                                                            -------
                                                             28,034
Amortization of deferred financing costs..............        1,048
                                                            -------
          Total interest expense......................      $29,082
                                                            =======

        Interest on the revolving credit facility and the term loan credit facility is based on LIBOR plus 2.25% and LIBOR plus 2.50%, respectively. The interest rates on the revolving credit facility and the term loan credit facility at March 31, 1998 under an available prime rate option were 9.75% and 10.0%, respectively. Interest on each of the senior discount notes has been calculated based on the fixed rate of 11.375% and 9.875%, respectively, compounded semiannually on principal plus accumulated interest. A fluctuation of .125% of actual rates related to the revolving credit facility and the term loan credit facility would result in an approximate change of $137,000 in interest expense.

        (g) Reflects an adjustment to income tax expense to reflect an effective tax rate of 37%.

 (8) Working capital is defined as current assets minus current liabilities.

 (9) Includes capital lease obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

     The following discussion of the financial condition and performance of the Company should be read in conjunction with the financial statements and related notes and other detailed information regarding the Company included elsewhere in this Report. Certain information contained below including information with respect to the Company's plans and strategy for its business, are forward-looking statements. Actual results could differ materially from the forward-looking statements contained herein. See "Part I. Special Note Regarding Forward-Looking Statements."

BACKGROUND

     We were formed in December 1997 to acquire all of the outstanding stock of Tidewater Compression Service, Inc. Upon completion of the acquisition on February 20, 1998, Tidewater Compression became our wholly-owned operating subsidiary and changed its name to Universal Compression, Inc. Pursuant to the Tidewater Compression acquisition, Castle Harlan Partners III, a private investment fund managed by Castle Harlan, Inc., a merchant banking firm, acquired control of us. The acquisition and related fees and expenses were financed through a cash contribution from Castle Harlan Partners, borrowings under our senior secured credit agreement and proceeds from the issuance of our 9 7/8% Senior Discount Notes due 2008 and our 11 3/8% Senior Discount Notes due 2009.

FISCAL YEAR ENDED MARCH 31, 2000 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1999

     Revenues. The Company's total revenues for the fiscal year ended March 31, 2000 increased $6.9 million, or 5.3%, to $136.4 million compared to $129.5 million for the fiscal year ended March 31, 1999 due to an increase in rental revenues. Rental revenues increased by $12.7 million, or 14.8%, to $98.3 million during the fiscal year ended March 31, 2000 from $85.6 million during the fiscal year ended March 31, 1999. Domestic rental revenues increased by $4.8 million, or 6.0%, to $83.6 million during the fiscal year ended

March 31, 2000 from $78.8 million during the fiscal year ended March 31, 1999. International rental revenues increased by $7.9 million, or 116%, to $14.7 million during the fiscal year ended March 31, 2000 from $6.8 million during the fiscal year ended March 31, 1999. The increase in both domestic and international rental revenues primarily resulted from expansion of our rental fleet. Domestic average rented horsepower for the fiscal year ended March 31, 2000 increased by 11.3% to approximately 444,000 horsepower from approximately 399,000 horsepower for the fiscal year ended March 31, 1999. In addition, international average rented horsepower more than doubled to approximately 45,000 horsepower for the fiscal year ended March 31, 2000 from approximately 20,000 horsepower for the fiscal year ended March 31, 1999, primarily through additional service in Argentina and Colombia. Revenues from fabrication and sales decreased to $38.1 million from $43.6 million, a decrease of 12.6%, due to a lower level of equipment and parts activity.

     Gross Margin. Gross margin before depreciation and amortization for the fiscal year ended March 31, 2000 increased $7.1 million, or 11.5%, to $69.0 million from gross margin of $61.9 million for the fiscal year ended March 31, 1999. The rental gross margin for the fiscal year ended March 31, 2000 increased $8.3 million, or 15.2%, to $62.9 million compared to gross margin of $54.6 million for the fiscal year ended March 31, 1999. Gross margin increased primarily as the result of the revenue growth discussed above while rental margins remained constant at 64% for the fiscal years ended March 31, 2000 and 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the fiscal year ended March 31, 2000 decreased $0.1 million, or 0.5%, to $16.8 million compared to $16.9 million for the fiscal year ended March 31, 1999. As a percentage of revenue, selling, general and administrative expenses represented 12.3% of revenues for the fiscal year ended March 31, 2000 compared to 13.0% of revenues for the fiscal year ended March 31, 1999.

     Interest Expense. Interest expense increased $5.0 million to $34.3 million for the fiscal year ended March 31, 2000 from $29.3 million for the fiscal year ended March 31, 1999, primarily as the result of increased borrowings under the revolving credit facility, increased accretion of discount notes, the financing lease and increased interest rates.

     Net Loss. We had a net loss of $6.0 million for the fiscal year ended March 31, 2000 compared to a net loss of $2.4 million for the fiscal year ended March 31, 1999. This increase in net loss was primarily due to interest expense increasing from $29.3 million to $34.3 million and depreciation and amortization related to the continued expansion of our assets increasing from $19.3 million to $26.0 million, which was offset by an increased income tax benefit and the factors discussed above.

FISCAL YEAR ENDED MARCH 31, 1999 COMPARED TO PRO FORMA FISCAL YEAR ENDED MARCH 31, 1998

     The Tidewater Compression acquisition closed on February 20, 1998 and was accounted for under purchase accounting. To provide for a comparison of the two twelve-month periods, actual results for the twelve months ended March 31, 1999 are compared to pro forma results for the Tidewater Compression acquisition for the twelve months ended March 31, 1998.

     Revenues. Revenues for fiscal year 1999 increased $20.7 million, or 19.0%, to $129.5 million compared to revenues of $108.8 million for pro forma fiscal 1998, due to increases in both rental revenues and revenues from fabrication and equipment sales. Rental revenues increased 6.1% to $85.6 million. The increase in rental revenues was principally due to a 10.6% expansion of the rental fleet, which was partially offset by a slight reduction in utilized horsepower and rental pricing. Additionally, we increased the amount of our horsepower rented in international markets by 15.0% through additional service in Latin America. Revenue from fabrication and other sales increased to $43.6 million from $24.0 million, an increase of 81.7%, due to a higher level of fabrication activity and the sale of equipment from the rental fleet to customers who exercised purchase options on equipment previously rented.

     Gross Margin. Gross margin before depreciation and amortization for fiscal 1999 increased $3.5 million, or 6.0%, to $61.9 million from $58.4 million for pro forma fiscal 1998. The rental gross margin for fiscal 1999 increased $4.8 million, or 9.6%, to $54.6 million compared to gross margin of $49.8 million for fiscal 1998.

Gross margin increased primarily as the result of revenue growth which was offset by reduced fabrication margins.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 1999 increased $3.8 million, or 29.3%, compared to selling, general and administrative expenses for pro forma fiscal 1998. As a percentage of revenues, selling, general and administrative expenses for fiscal 1999 represented 13.0% of revenues compared to 12.0% of revenues from pro forma fiscal 1998. The increase was primarily due to increased sales and engineering expense in fiscal 1999 as we added the additional personnel necessary to manage and rent a larger rental fleet, and the increase in expenses necessary to operate as a stand alone company.

     Net Loss. Primarily as a result of interest expense of $29.3 million related to the indebtedness incurred in the Tidewater Compression acquisition, increased income taxes and the factors discussed above, we generated a net loss for fiscal 1999 of $2.4 million, as compared to net loss of $3.2 million for pro forma fiscal 1998.

PRO FORMA FISCAL YEAR ENDED MARCH 31, 1998 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1997

     To provide for a comparison of the two twelve month periods, pro forma results for the twelve months ended March 31, 1998 are compared to actual results for the twelve months ended March 31, 1997.

     Revenues. Pro forma revenues for fiscal 1998 declined $5.1 million, or 4.5%, to $108.8 million compared to $113.9 million for fiscal 1997, which was primarily due to a decline in revenues from fabrication and equipment sales. Revenues from fabrication and sales declined to $24.0 million from $36.6 million, a decline of 34.4%, due to a shift of the focus of our sales force away from low margin sales of third-party fabricated Ajax gas compressor units. Rental revenues increased 11.0% to $80.7 million, principally due to a 6% increase in utilized horsepower and a 1% increase in rental pricing. Additionally, we increased the amount of horsepower rented in international markets by 54%, principally through additional service in Argentina.

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

     Selling, General and Administrative Expenses. Pro forma selling, general and administrative expenses for fiscal 1998 increased $2.0 million, or 18.2%, to $13.0 million compared to $11.0 million for fiscal 1997. The increase was principally due to the inclusion of $3.0 million of management fees to Castle Harlan Partners III. As a percentage of revenue, pro forma general and administrative expenses for the fiscal year 1998 represented 12% of revenue compared to 9.5% of revenue for fiscal 1997.

     Net Income (Loss). Our pro forma results for fiscal 1998 reflected a net loss of $3.2 million compared to net income of $7.8 million for fiscal 1997. This was primarily a result of pro forma interest expense of $32.5 million related to the indebtedness incurred in the Tidewater Compression acquisition, reduced income taxes and the factors discussed above.

EFFECTS OF INFLATION

     In recent years, inflation has been modest and has not had a material impact upon the results of our operations.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents balance at March 31, 2000 was $1.4 million compared to $2.9 million at March 31, 1999. For the fiscal year ended March 31, 2000, we generated cash flow from operations of $47.1 million, received $4.4 million from the sale of assets and obtained $13.7 million in additional financing. We primarily used this cash flow to make capital expenditures of $65.5 million and net principal payments of $1.2 million under our established lines of credit.

     We continue to emphasize our investment in larger horsepower compression rental units and the purchase and leaseback of customer owned equipment. Our other principal uses of cash during fiscal 2001 will be to fund our working capital needs and to meet required principal and interest payments on our debt obligations.

     Our existing senior secured credit agreement provides for $75.0 million under a term loan and $85.0 million under a revolving credit facility, which includes a sublimit for letters of credit. At March 31, 2000, we had $73.3 million outstanding under the term loan, which matures in February 2005, and $75.0 million outstanding under the revolving credit facility, which matures in February 2003. The available capacity under the revolving credit facility at March 31, 2000 was approximately $7.7 million after giving effect to outstanding letters of credit. As of March 31, 2000, the interest rate on the term loan was 8.69% and the interest rate on the revolving credit facility was 8.36%. Under the revolving credit facility, a commitment fee of 0.50% per annum on the average unutilized commitment is payable quarterly. Our operating subsidiary is the borrower, and some of its subsidiaries, together with us, are guarantors under the credit agreement.

     The credit agreement contains certain financial covenants and limitations on, among other things, our ability to enter into acquisition and sales transactions, our ability to incur additional indebtedness and our ability to permit additional liens on our assets. The credit agreement also limits the making of loans and advances and the payment of cash dividends by our operating subsidiary to us to $1.0 million in any given fiscal year. In addition, we have substantial dividend payment restrictions under the indentures related to the senior discount notes, as described below. We were in compliance with all of these covenants and limitations as of March 31, 2000, and will repay all of the outstanding indebtedness of the term loan and the revolving credit facility with a portion of the proceeds from our proposed public offering and our proposed concurrent operating lease facility.

     We are in negotiations with Deutsche Bank Securities Inc., as lead arranger, to replace our existing credit facility with a new $50.0 million secured revolving credit facility which has a five-year term. The new revolver will bear interest at our option at a base rate or LIBOR plus, in each case, a variable amount depending on our operating results. As of May 17, 2000, we estimate that this rate initially will be 8.58%. The new revolver will be secured by a lien on all of our personal property that is not subject to our new operating lease facility. The new revolver will contain limitations on our ability to enter into acquisition and sales transactions, incur additional indebtedness and place additional liens on our assets. Immediately after giving effect to our proposed offering, if such offering occurs, we expect that we will be able to borrow the full amount of the commitment under the new revolver.

     In addition to our existing credit agreement, as of March 31, 2000 we had approximately $183.8 million outstanding under our 9 7/8% Senior Discount Notes due 2008 and approximately $31.7 million outstanding under our 11 3/8% Senior Discount Notes due 2009. We have solicited and received the required consent of holders of our 9 7/8% senior discount notes to amend the indenture governing these notes to permit the liens on equipment required under our new proposed operating lease facility and any future lease arrangements that we may enter into. We have covenanted that immediately after giving effect to any operating lease arrangements, we will continue to have at least $100 million total book assets. In exchange for the consent, our operating subsidiary will pay a fee to consenting holders of $10.00 per $1,000 of accreted value of the 9 7/8% notes (up to approximately $2.0 million in the aggregate) if our proposed offering is consummated. The effectiveness of the amendment is subject to the successful consummation of such offering with proceeds contributed as equity to our operating subsidiary of not less than $58.0 million. In addition, we have agreed to pay an aggregate of $450,000 to Deutsche Bank Securities Inc. and Wasserstein Perella Securities, Inc., who acted as solicitation agents with respect to the consent solicitation. We did not solicit the consent of holders of our 11 3/8% senior discount notes as we intend to exercise a covenant defeasance and redeem these notes with a portion of the proceeds from our proposed offering, if such offering occurs.

     Interest on both series of notes is payable semi-annually commencing August 15, 2003. These notes are general unsecured obligations and rank equally in right of payment to amounts owed under our existing credit agreement and other current and future senior indebtedness that we may have, including our new revolving credit facility. The 9 7/8% notes, which will remain outstanding following our proposed offering, are redeemable by us at our option in whole or in part beginning February 15, 2003. In addition, we have the right to redeem up to 35% of the outstanding 9 7/8% notes at a redemption price equal to 109.875% of their accreted value as a result of our proposed offering within 120 days following the closing of such offering. We may purchase a portion of our 9 7/8% notes from time to time in privately negotiated transactions.

     The indentures governing the notes contain numerous covenants that restrict our ability to, among other things, incur additional indebtedness or liens, pay dividends, make certain types of investments, sell or otherwise dispose of our assets, enter into arrangements with our affiliates or merge or consolidate with any other entity. In addition, if we experience a change of control, the holders of our notes have the right to require us to repurchase their notes at a price equal to 101% of the accreted value. Our proposed public offering will not result in a change of control for purposes of the indentures. We were in compliance with all of these covenants and limitations as of March 31, 2000.

     On July 21, 1999, we received $8.1 million as the first phase of a financing lease with Societe Generale Financial Corporation with respect to new compression equipment. We received an additional $3.8 million under this financing lease in October 1999. The financing lease, which relates to our Colombian operations, has a term of five years and bears interest at a rate of LIBOR plus 4.25%. We will repay all amounts outstanding under this financing lease with a portion of the proceeds from our proposed offering, if such offering occurs.

     We are currently negotiating a proposed new $200.0 million operating lease facility that will close concurrently with our proposed offering. Under this facility, we will sell some of our currently owned and hereafter acquired compression equipment to a newly formed Delaware business trust, the equity interests of which will be owned by Deutsche Bank AG, New York Branch, its affiliates or other financial institutions, and lease it back from the trust for a five-year term. The rental payments under the lease will include an amount based on LIBOR plus a variable amount depending on our operating results, applied to the funded amount of the lease. As of May 17, 2000, we estimate that this rate initially will be approximately 8.83%. The first funding of the proposed lease facility will be for approximately $61.3 million and will be funded concurrently with the closing of our proposed offering, if such offering occurs. The subsequent fundings will be for up to $138.7 million and must be funded, if at all, within eighteen months of the closing of such offering. Payments under the lease facility are due quarterly in arrears. In addition to the lease payments, if the proposed lease facility is consummated, we will pay a $3.5 million lease structuring and arrangement fee on the closing of such facility, a participation fee on the closing of each tranche and a $35,000 administration fee each year that the lease facility is in effect, in which Bankers Trust Company, an affiliate of Deutsche Bank Securities Inc., will participate.

     The proposed lease facility matures five years from the closing of our proposed offering, at which time we have an option to repurchase the leased equipment for the cost of the equipment. In addition, we have the right to repurchase at such price all of the equipment at any time during the term of the proposed lease facility. We have substantial residual value guarantees on the equipment under our proposed operating lease facility (approximately 85% of the funded amount) that are due upon termination of the lease and which may be satisfied by a cash payment or the exercise of our purchase option. Pursuant to the lease facility, we will be restricted by certain covenants relating to our operations, including our ability to enter into acquisition and sales transactions, incur additional indebtedness, permit additional liens on our assets and pay dividends. Our obligations under this proposed lease facility will be secured by liens on our compression equipment subject to the lease and certain related rights.

     Our proposed public offering, new revolving credit facility and new operating lease facility will not be consummated unless such transactions close concurrently.

     As of March 31, 2000, we had net operating losses for federal tax purposes totaling approximately $91.8 million. As currently contemplated, our proposed offering constitutes an ownership change for tax purposes which may limit our ability to fully utilize these loss carryforwards in future years. See Note 6 to Universal Compression Holdings, Inc. Notes to Consolidated Financial Statements.

     We believe our cash flow from operations will be sufficient to meet our debt service requirements and our planned capital expenditures through fiscal year 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

     Effective April 1, 1998, we adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." For the fiscal years ended March 31, 1999 and 2000, the effect of transactions which would have given rise to further disclosure were not significant.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and subsequently delayed the effective date of this statement with the issuance of SFAS No. 137 in June 1999. SFAS No. 133, which is now effective for our fiscal year ending March 31, 2002, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We will be analyzing SFAS No. 133 to determine what, if any, impact or additional disclosure requirements this pronouncement will have.

SEASONAL FLUCTUATIONS

     Our results of operations have not historically reflected any material seasonal tendencies.

IMPACT OF YEAR 2000

     We began to address Year 2000 compliance issues in 1998 when we formed a Year 2000 committee to manage our Year 2000 compliance initiative. The committee focused its efforts on both information technology systems, primarily computer hardware and software, and non-information technology systems, embedded technology such as microcontrollers, in all aspects of our businesses and operations.

     We did not experience any serious Year 2000 problems at the beginning of this year, and no disruption of normal business activities or operations occurred which could have had a material adverse effect on our results of operations, liquidity or financial condition. However, we are continuing to monitor, on an ongoing basis, any future uncertainties arising from the Year 2000 problem. We do not believe that any future problems, primarily computer system problems in nature, could have a material adverse effect on our results of operations. The aggregate cost of the required modifications and testing was approximately $100,000 and consisted primarily of our internal costs for our information systems group. The costs for the required modifications and testing were expensed as incurred.

RISK FACTORS

     As described in "Part I. Special Note Regarding Forward-Looking Statements," this Report contains forward-looking statements regarding us, our business and our industry. The risk factors described below, among others, could cause our actual results to differ materially from the expectations reflected in the forward-looking statements. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected. Additional risks not presently known to us or which we currently consider immaterial may also adversely affect the Company and Universal.

  Risks Inherent in Our Industry.

     WE ARE SIGNIFICANTLY DEPENDENT ON DEMAND FOR NATURAL GAS, AND A PROLONGED, SUBSTANTIAL REDUCTION IN THIS DEMAND COULD ADVERSELY AFFECT THE DEMAND FOR OUR SERVICES AND PRODUCTS.

     Gas compression operations are materially dependent upon the demand for natural gas. Demand may be affected by, among other factors, natural gas prices, demand for energy and availability of alternative energy sources. Any prolonged, substantial reduction in the demand for natural gas would, in all likelihood, depress the level of production, exploration and development activity and result in a decline in the demand for our compression services and products. This could materially adversely affect our results of operations.

     MOST OF OUR COMPRESSOR LEASES HAVE SHORT INITIAL TERMS, AND WE WOULD NOT RECOUP THE COSTS OF OUR INVESTMENT IF WE WERE UNABLE TO RE-LEASE THE COMPRESSORS.

     In most cases, the initial terms of our leases, unless extended by the lessee, are too short to enable us to recoup the average cost of acquiring or fabricating compressors under currently prevailing lease rates. As a result, we assume substantial risk of not recovering our entire investment in the equipment we acquire or fabricate. Although we historically have been successful in re-leasing our compressors, there can be no assurance that we will continue to be able to do so or that a substantial number of our rental customers will not terminate their leases at approximately the same time. This would have an adverse effect on our revenues.

     WE INTEND TO MAKE SUBSTANTIAL CAPITAL INVESTMENTS TO IMPLEMENT OUR GROWTH STRATEGY.

     We anticipate that we will continue to make substantial capital investments to expand our compressor rental fleet. For the fiscal year ended March 31, 2000, we invested approximately $61.1 million in net capital investments after giving effect to $4.4 million of asset sales. These significant capital investments require cash that we could otherwise apply to other business needs. However, if we do not incur these expenditures while our competitors make substantial fleet investments, our market share may decline and our business may be adversely affected. In addition, if our proposed offering and new financing arrangements are not consummated, or if we are unable to generate sufficient cash internally or obtain alternative sources of capital, it could materially adversely affect our growth.

     OUR BUSINESS SUBJECTS US TO POTENTIAL LIABILITIES WHICH MAY NOT BE COVERED BY INSURANCE.

     Natural gas service operations are subject to inherent risks, such as equipment defects, malfunction and failures and natural disasters which can result in uncontrollable flows of gas or well fluids, fires and explosions. These risks could expose us to substantial liability for personal injury, wrongful death, property damage, pollution and other environmental damages. Although we have obtained insurance against many of these risks, there can be no assurance that our insurance will be adequate to cover our liabilities. Further, there can be no assurance that insurance will be generally available in the future or, if available, that premiums will be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur liability at a time when we are not able to obtain liability insurance, our business, results of operations and financial condition could be materially adversely affected.

     WE ARE SUBJECT TO SUBSTANTIAL ENVIRONMENTAL REGULATION, AND CHANGES IN THESE REGULATIONS COULD INCREASE OUR COSTS OR LIABILITIES.

     We are subject to stringent and complex federal, state and local laws and regulatory standards, including regulations regarding the discharge of materials into the environment, emission controls and other environmental protection concerns. See "Part 1. Business -- Governmental Regulation." Environmental laws and regulations may, in certain circumstances, impose "strict liability" for environmental contamination, rendering us liable for cleanup costs, natural resource damages and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. In addition, it is not uncommon for the neighboring land owners and other third parties to file claims for personal injury, property damage and recovery of response costs. Cleanup costs and other damages arising as a result of environmental laws, and costs associated with changes in existing environmental laws and regulations or the adoption of new laws and regulations could be substantial and could have a material adverse effect on our operations and financial condition. Moreover, failure to comply with these environmental laws and regulations may result in the imposition of administrative, civil and criminal penalties.

     We currently are engaged in remediation and monitoring activities with respect to some of our properties. We believe that former owners and operators of some of these properties, including Tidewater Inc., are responsible under environmental laws and contractual agreements to pay for or perform some of these activities, or to indemnify us for some of our remedial costs. There can be no assurance that these other entities will fulfill their legal or contractual obligations, and their failure to do so could result in material costs to us.

     We routinely deal with natural gas, oil and other petroleum products. As a result of our engineered products and overhaul and field operations, we generate, manage and dispose of or otherwise recycle hazardous wastes and substances, such as solvents, thinner, waste paint, waste oil, washdown wastes and sandblast material. Although it is our policy to utilize generally accepted operating and disposal practices in accordance with applicable environmental laws and regulations, hydrocarbons or other wastes may have been disposed or released on, under or from properties owned, leased, or operated by us or on or under other locations where such wastes have been taken for disposal. These properties and the wastes disposed on them may be subject to investigatory, remedial and monitoring requirements under federal, state and local environmental laws.

     We believe that our operations are in substantial compliance with applicable environmental laws and regulations. Nevertheless, the modification or interpretation of existing federal, state and local environmental laws or regulations, the more vigorous enforcement of existing environmental laws or regulations, or the adoption of new environmental laws or regulations may also negatively impact oil and natural gas exploration and production companies, which in turn could have a material adverse effect on us and other similarly situated service companies.

     WE MAY BE UNABLE TO IDENTIFY SUITABLE ACQUISITION CANDIDATES OR SUCCESSFULLY INTEGRATE ACQUIRED COMPANIES INTO OUR BUSINESS.

     In accordance with our business strategy, we intend to pursue the acquisition of other companies, assets and product lines that either complement or expand our existing business. We are unable to predict whether or when any prospective candidate will become available or the likelihood of a material acquisition being completed.

     In the event we are able to identify acceptable acquisition candidates, the acquisition of a business involves a number of potential risks, including the diversion of management's attention to the assimilation of the operations and personnel of the acquired business and possible short-term adverse effects on our operating results during the integration process. In addition, we may seek to finance any such acquisition through the issuance of new debt and/or equity securities. This could result in dilution to our existing stockholders. Alternatively, a substantial portion of our financial resources could be used to complete any large acquisition for cash, which would reduce our funds available for capital investment, operations or other activities.

     WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY.

     The natural gas compression service and engineered products business is highly competitive. Our main competitors are large national and multinational companies which have significantly greater financial resources than our company. These competitors, like us, offer a wide range of compressors for sale or lease. If these companies substantially increase the resources they devote to the development and marketing of competitive products and services, we may not be able to compete effectively. See "Part 1. Business -- Competition."

  Risks Specific to Our Company

     WE ARE HIGHLY LEVERAGED AND VULNERABLE TO INTEREST RATE INCREASES.

     As of March 31, 2000, we had approximately $377.5 million in outstanding indebtedness, including capital lease obligations and the current portion of long-term debt. Of this amount, approximately $148.3 million bears interest at floating rates. In addition, our financing lease transactions bear interest at floating rates. Both the interest payments under our proposed new credit facility and the lease payments under our proposed new operating lease facility will bear interest at a floating rate (based on a base rate or LIBOR, at our option, in the case of the credit facility, and based on LIBOR, in the case of the operating lease facility), plus a variable amount depending on our operating results. Changes in economic conditions could result in higher interest and lease payment rates, thereby increasing our interest expense and lease payments and reducing our funds available for capital investment, operations or other purposes. In addition, a substantial portion of our cash flow must be used to service our debt, which may affect our ability to make acquisitions or capital expenditures.

     Substantially all of our assets will be pledged as collateral under our new credit facility and our new operating lease facility, and our debt agreements and new operating lease facility contain covenants that restrict our operations. These covenants place limitations on, among other things, our ability to enter into acquisitions, sales and operating lease transactions, incur additional indebtedness and create liens, and could hinder our flexibility and restrict our ability to take advantage of market opportunities or respond to changing market conditions. See "-- Liquidity and Capital Resources" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

     OUR INTERNATIONAL OPERATIONS SUBJECT US TO SPECIAL RISKS THAT ARE DIFFICULT TO PREDICT, INCLUDING POLITICAL INSTABILITY, FOREIGN EXCHANGE RATE AND REPATRIATION RISKS.

     Approximately 10.8% of our revenues during the fiscal year ended March 31, 2000 was derived from international operations. We intend to continue to expand our business in Latin America and Southeast Asia and, ultimately, other international markets, directly and through joint ventures. Our international operations are affected by global economic and political conditions. Changes in economic or political conditions in any of the countries in which we operate could result in exchange rate movement, new currency or exchange controls or other restrictions being imposed on our operations or expropriation. In addition, the financial condition of foreign customers may not be as strong as that of our current domestic customers.

     Our operations may also be adversely affected by significant fluctuations in the value of the U.S. dollar. Although we attempt to match costs and revenues in terms of local currencies, we anticipate that as we continue our expansion on a global basis, there will be many instances in which costs and revenues will not be matched with respect to currency denomination. As a result, we anticipate that increasing portions of our revenues, costs, assets and liabilities will be subject to fluctuations in foreign currency valuations. While we may use foreign currency forward contracts or other currency hedging mechanisms to minimize our exposure to currency fluctuation, there can be no assurance that any hedges will be implemented, or if implemented, will achieve the desired effect. We may experience economic loss and a negative impact on earnings solely as a result of foreign currency exchange rate fluctuations. Further, the markets in which we conduct business could restrict the removal or conversion of the local or foreign currency, resulting in our inability to hedge against these risks.

     WE ARE DEPENDENT ON PARTICULAR SUPPLIERS AND ARE VULNERABLE TO PRODUCT SHORTAGES AND PRICE INCREASES.

     As a consequence of having a highly standardized fleet, some of the components used in our products are obtained from a single source or a limited group of suppliers. Our reliance on these suppliers involves several risks, including price increases, inferior component quality and a potential inability to obtain an adequate supply of required components in a timely manner. The partial or complete loss of certain of these sources could have at least a temporary material adverse effect on our results of operations and could damage our customer relationships. Further, a significant increase in the price of one or more of these components could have a material adverse effect on our results of operations. See "Item 1. Business -- Suppliers."

     OUR SUCCESS DEPENDS ON KEY MEMBERS OF OUR MANAGEMENT TEAM, THE LOSS OF WHOM COULD DISRUPT OUR BUSINESS.

     Our success depends to a significant degree upon the continued contributions of key management, operations, engineering, sales and marketing, customer support, finance and manufacturing personnel. We are particularly dependent on Stephen A. Snider, our Chief Executive Officer. We do not maintain and do not intend to obtain key man life insurance for any of our employees. The departure of any of our key personnel could have a material adverse effect on our business, operating results and financial condition. In addition, we believe that our success depends on our ability to attract and retain additional qualified employees. If we fail to recruit other skilled personnel, we could be unable to compete effectively.

     CASTLE HARLAN HAS PRACTICAL CONTROL OVER MOST MATTERS REQUIRING APPROVAL OF OUR STOCKHOLDERS.

     As of March 31, 2000, Castle Harlan Partners III and its affiliates owned approximately 56.1% of our common stock and 56.1% of our preferred stock. In addition, Castle Harlan is a party to various voting agreements and voting trusts with our stockholders that currently give Castle Harlan 100% control over our voting stock. If our proposed public offering is consummated, some of our stockholders, including all of our employees and officers and four of our directors, will be released from these voting arrangements following such offering. As a result, Castle Harlan will have voting control for a period of up to three and a half years of up to 42.7% of our common stock (excluding the effect of stock options and the underwriters' over-allotment option) if the offering is consummated. Further, in connection with the early termination of our management agreement with Castle Harlan in our proposed offering, we have agreed to nominate a total of three persons designated by Castle Harlan for election to our board of directors, so long as Castle Harlan and its affiliates beneficially own at least 15% of our outstanding stock (including shares over which it has voting control pursuant to voting agreements and trusts). In addition, shares held by Samuel Urcis, one of our directors who will not be considered a director designee of Castle Harlan, will continue to be subject to a voting trust agreement with Castle Harlan. Castle Harlan's significant ownership and control of our stock and board representation give it the ability to exercise substantial influence over our policies, management and affairs and significant control over corporate actions requiring stockholder approval, including the approval of transactions involving a change in control. The interests of Castle Harlan could conflict with the interests of our other stockholders.

     WE MAY HAVE TO MAKE PAYMENTS TO TIDEWATER AND HOLDERS OF OUR SENIOR NOTES IF CERTAIN EVENTS OCCUR.

     Pursuant to the Purchase Price Adjustment Agreement entered into in connection with the acquisition of Tidewater Compression, we may have to pay an amount to Tidewater Inc. based on a formula if any of the following liquidity events occurs:

     - Castle Harlan sells its shares of our common stock,

     - we sell all or substantially all of our assets or we or our operating subsidiary merge with another entity or

     - we enter into some types of recapitalizations.

     If any of the liquidity events described above occurs and Castle Harlan receives an amount greater than its accreted investment, defined as its initial investment increased at a compounded rate of 6.25% each quarter, which equates to approximately 27.4% annually, we must make a payment to Tidewater equal to 10% of the amount, if any, that Castle Harlan receives in excess of its accreted investment. Any payment is to be made in the same form of consideration as received by Castle Harlan. As of April 1, 2000, Castle Harlan's accreted investment was approximately $24.00 per share, which will continue to grow at a compounded range of the rate of 6.25% per quarter. As of April 1, 2000, assuming a price of $22.00 per share (the midpoint of the range of the initial public offering price contemplated in our proposed offering) was applied to all of the shares owned by Castle Harlan, there would have been no payment due in the event the provisions of the Purchase Price Adjustment Agreement were triggered. In any event, no payment is triggered by our proposed offering or the stock split and conversion in connection with our proposed concurrent recapitalization.

     In addition to the Tidewater purchase price adjustment, in the event we experience a change of control, the holders of our 11 3/8% senior discount notes and our 9 7/8% senior discount notes will have the right to require that we redeem those notes at a price equal to 101% of the accreted value, plus accrued and unpaid interest to date.

     If any of these payment events occurs, we may not have available funds sufficient to pay these obligations and, if we do have sufficient funds available, such payment will reduce our funds available for capital investment, operations and other purposes.

     THE COMPANY IS A HOLDING COMPANY AND RELIES ON ITS SUBSIDIARIES, INCLUDING UNIVERSAL, FOR OPERATING INCOME.

     The Company is a holding company and, as such, derives all of its operating income from Universal and its other subsidiaries. The Company does not have any significant assets other than the stock of its subsidiaries. Consequently, it is dependent on the earnings and cash flow of its subsidiaries, including Universal, to meet its obligations and pay dividends. The Company's subsidiaries are separate legal entities that are not legally obligated to make funds available to the Company. The Company cannot assure you that its subsidiaries will be able to, or be permitted to, pay to it amounts necessary to meet its obligations or to pay dividends.

                          UNIVERSAL COMPRESSION, INC.

     The following discussion of the financial condition and performance of Universal should be read in conjunction with the financial statements and related notes and other detailed information regarding Universal included elsewhere in this Report. Certain information contained below including information with respect to Universal's plans and strategy for its business, are forward-looking statements. Actual results could differ materially from the forward-looking statements contained herein. See "Part I. Special Note Regarding Forward-Looking Statements."

FISCAL YEAR ENDED MARCH 31, 2000 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1999

     Revenues. Universal's total revenues for the fiscal year ended March 31, 2000 increased $6.9 million, or 5.3%, to $136.4 million compared to $129.5 million for the fiscal year ended March 31, 1999 due to an increase in rental revenues. Rental revenues increased by $12.7 million, or 14.8%, to $98.3 million during the fiscal year ended March 31, 2000 from $85.6 million during the fiscal year ended March 31, 1999. Domestic rental revenues increased by $4.8 million, or 6.0%, to $83.6 million during the fiscal year ended March 31, 2000 from $78.8 million during the fiscal year ended March 31, 1999. International rental revenues increased by $7.9 million, or 116%, to $14.7 million during the fiscal year ended March 31, 2000 from $6.8 million during the fiscal year ended March 31, 1999. The increase in both domestic and international rental revenues primarily resulted from expansion of our rental fleet. Domestic average rented horsepower for the fiscal year ended March 31, 2000 increased by 11.3% to approximately 444,000 horsepower from approximately 399,000 horsepower for the fiscal year ended March 31, 1999. In addition, international average rented horsepower more than doubled to approximately 45,000 horsepower for the fiscal year ended March 31, 2000 from approximately 20,000 horsepower for the fiscal year ended March 31, 1999, primarily through additional service in Argentina and Colombia. Revenues from fabrication and sales decreased to $38.1 million from $43.6 million, a decrease of 12.6%, due to a lower level of equipment and parts activity.

     Gross Margin. Gross margin before depreciation and amortization for the fiscal year ended March 31, 2000 increased $7.1 million, or 11.5%, to $69.0 million from gross margin of $61.9 million for the fiscal year ended March 31, 1999. The rental gross margin for the fiscal year ended March 31, 2000 increased $8.3 million, or 15.2%, to $62.9 million compared to gross margin of $54.6 million for the fiscal year ended March 31, 1999. Gross margin increased primarily as the result of the revenue growth discussed above while rental margins remained constant at 64% for the fiscal years ended March 31, 2000 and 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the fiscal year ended March 31, 2000 decreased $0.1 million, or 0.5%, to $16.8 million compared to $16.9 million for the fiscal year ended March 31, 1999. As a percentage of revenue, selling, general and administrative expenses represented 12.3% of revenues for the fiscal year ended March 31, 2000 compared to 13.0% of revenues for the fiscal year ended March 31, 1999.

     Interest Expense. Interest expense increased $4.6 million to $30.9 million for the fiscal year ended March 31, 2000 from $26.3 million for the fiscal year ended March 31, 1999, primarily as the result of increased borrowings under the revolving credit facility, increased accretion of discount notes, the financing lease and increased interest rates.

     Net Loss. We had a net loss of $3.9 million for the fiscal year ended March 31, 2000 compared to a net loss of $0.5 million for the fiscal year ended March 31, 1999. This increase in net loss was primarily due to interest expense increasing from $26.3 million to $30.9 million and depreciation and amortization related to the continued expansion of our assets increasing from $19.3 million to $26.0 million, which was offset by an increased income tax benefit and the factors discussed above.

FISCAL YEAR ENDED MARCH 31, 1999 COMPARED TO PRO FORMA FISCAL YEAR ENDED MARCH 31, 1998

     The Tidewater Compression acquisition closed on February 20, 1998 and was accounted for under purchase accounting. To provide for a comparison of the two twelve-month periods, actual results for the twelve months ended March 31, 1999 are compared to pro forma results for the Tidewater Compression acquisition for the twelve months ended March 31, 1998.

     Revenues. Revenues for fiscal year 1999 increased $20.7 million, or 19.0%, to $129.5 million compared to revenues of $108.8 million for pro forma fiscal 1998, due to increases in both rental revenues and revenues from fabrication and equipment sales. Rental revenues increased 6.1% to $85.6 million. The increase in rental revenues was principally due to a 10.6% expansion of the rental fleet, which was partially offset by a slight reduction in utilized horsepower and rental pricing. Additionally, we increased the amount of our horsepower rented in international markets by 15.0% through additional service in Latin America. Revenue from fabrication and other sales increased to $43.6 million from $24.0 million, an increase of 81.7%, due to a higher level of fabrication activity and the sale of equipment from the rental fleet to customers who exercised purchase options on equipment previously rented.

     Gross Margin. Gross margin before depreciation and amortization for fiscal 1999 increased $3.5 million, or 6.0%, to $61.9 million from $58.4 million for pro forma fiscal 1998. The rental gross margin for fiscal 1999 increased $4.8 million, or 9.6%, to $54.6 million compared to gross margin of $49.8 million for fiscal 1998. Gross margin increased primarily as the result of revenue growth which was offset by reduced fabrication margins.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 1999 increased $3.8 million, or 29.3%, compared to selling, general and administrative expenses for pro forma fiscal 1998. As a percentage of revenues, selling, general and administrative expenses for fiscal 1999 represented 13.0% of revenues compared to 12.0% of revenues from pro forma fiscal 1998. The increase was primarily due to increased sales and engineering expense in fiscal 1999 as we added the additional personnel necessary to manage and rent a larger rental fleet, and the increase in expenses necessary to operate as a stand alone company.

     Net Loss. Primarily as a result of interest expense of $26.3 million related to the indebtedness incurred in the Tidewater Compression acquisition, increased income taxes and the factors discussed above, we generated a net loss for fiscal 1999 of $0.5 million, as compared to net loss of $1.1 million for pro forma fiscal 1998.

PRO FORMA FISCAL YEAR ENDED MARCH 31, 1998 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1997

     To provide for a comparison of the two twelve-month periods, pro forma results for the twelve months ended March 31, 1998 are compared to actual results for the twelve months ended March 31, 1997.

     Revenues. Pro forma revenues for fiscal 1998 declined $5.1 million, or 4.5%, to $108.8 million compared to $113.9 million for fiscal 1997, which was primarily due to a decline in revenues from fabrication and equipment sales. Revenues from fabrication and sales declined to $24.0 million from $36.6 million, a decline of 34.4%, due to a shift of the focus of our sales force away from low margin sales of third-party fabricated Ajax gas compressor units. Rental revenues increased 11.0% to $80.7 million, principally due to a 6% increase in utilized horsepower and a 1% increase in rental pricing. Additionally, we increased the amount of horsepower rented in international markets by 54%, principally through additional service in Argentina.

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

     Selling, General and Administrative Expenses. Pro forma selling, general and administrative expenses for fiscal 1998 increased $2.0 million, or 18.2%, to $13.0 million compared to $11.0 million for fiscal 1997. The increase was principally due to the inclusion of $3.0 million of management fees to Castle Harlan Partners III. As a percentage of revenue, pro forma general and administrative expenses for the fiscal year 1998 represented 12% of revenue compared to 9.5% of revenue for fiscal 1997.

     Net Income (Loss). Our pro forma results for fiscal 1998 reflected a net loss of $1.1 million compared to net income of $7.8 million for fiscal 1997. This was primarily a result of pro forma interest expense of $29.1 million related to the indebtedness incurred in the Tidewater Compression acquisition, reduced income taxes and the factors discussed above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company and Universal are exposed to some market risk due to the floating interest rate under our revolving credit facility, term loan and financing leases. Universal's existing revolving credit facility bears interest at LIBOR plus 2.25%, is due February 2005 and had an outstanding principal balance of $75.0 million as of March 31, 2000. Universal's existing term loan bears interest at LIBOR plus 2.5%, is due February 2003 and had an outstanding principal balance of $73.3 million as of March 31, 2000. The Colombian financing lease bears interest at LIBOR plus 4.25%, is due October 2004 and had an outstanding principal balance of $10.6 million as of March 31, 2000. Universal's new revolving credit facility and operating lease facility that we are currently negotiating to enter into concurrently with the closing of the Company's proposed public offering will have interest and lease payments based on a floating rate (a base rate or LIBOR, at our option, in the case of the credit facility, and LIBOR, in the case of the operating lease facility) plus a variable amount depending on our operating results. As of May 17, 2000, we estimate that this rate initially will be 8.58% for the revolving credit facility and 8.83% for the operating lease facility. The operating lease facility has a five-year term and is expected to have an initial outstanding principal balance of approximately $61.3 million at the time of the closing of the Company's proposed public offering. The LIBOR rate at March 31, 2000 was 6.13% and at May 17, 2000 was 6.58%. A 1.0% increase in interest rates could result in a $1.6 million annual increase in interest expense on our existing principal balances. In order to minimize any significant foreign currency credit risk, we generally contractually require that payment be made in U.S. dollars. If payment is not made in U.S. dollars, we generally utilize the exchange rate into U.S. dollars on the payment date or balance payments in local currency against local expenses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and Universal included in this Report beginning on page F-1 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None for the Company or Universal.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information with respect to each person who is an executive officer or director of the Company or, where noted,
Universal:

                                                                                        DIRECTOR    TERM
NAME                             AGE                      POSITION                       SINCE     EXPIRES
----                             ---                      --------                      --------   -------
Stephen A. Snider..............  52    President, Chief Executive Officer and Director    1998      2002
Ernie L. Danner................  45    Executive Vice President and Director              1998      2002
Richard W. FitzGerald..........  46    Senior Vice President and Chief Financial             *         *
                                       Officer
Valerie L. Banner..............  44    Senior Vice President, General Counsel and            *         *
                                       Secretary
Newton H. Schnoor..............  52    Senior Vice President and Controller                  *         *
Jack B. Hilburn, Jr. ..........  55    Senior Vice President of Operations of                *         *
                                       Universal Compression, Inc.
Kirk E. Townsend...............  42    Vice President of Sales of Universal                  *         *
                                       Compression, Inc.
Hanford P. Jones...............  48    Vice President of Engineered Products of              *         *
                                       Universal Compression, Inc.
Samuel Urcis...................  65    Director and Chairman of the Executive             1998      2003
                                       Committee of the Board
Thomas C. Case.................  51    Director                                           1999      2001
John K. Castle.................  59    Director                                           1998      2003
C. Kent May....................  60    Director                                           1998      2001
William M. Pruellage...........  26    Director                                           2000      2003

---------------

* Not applicable.

     The following individuals are our executive officers:

     Stephen A. Snider has been President of the Company since consummation of the Tidewater Compression acquisition, and president of Universal and its predecessor since 1994. Mr. Snider also serves as a director of Universal. Mr. Snider joined Tidewater in 1975 as General Manager of air compressor operations. In 1979, Mr. Snider established Tidewater Compression's operations in the Northeastern United States. In 1981, he assumed responsibility for the Western United States operations of Tidewater Compression. Mr. Snider left Tidewater in 1983 to own and operate businesses unrelated to the energy industry. He returned to Tidewater in 1991 as Senior Vice President of Compression. Mr. Snider has 25 years of experience in senior management of operating companies, and also serves as a director of Energen Corporation.

     Ernie L. Danner joined the Company as Chief Financial Officer and Executive Vice President upon consummation of the Tidewater Compression acquisition. Mr. Danner also serves as a director of Universal. In April 1999, Mr. Danner's duties as Chief Financial Officer were assumed by Richard FitzGerald. Prior to joining Universal, Mr. Danner served as Chief Financial Officer and Senior Vice President of MidCon Corp., an interstate pipeline company and a wholly-owned subsidiary of Occidental Petroleum Corporation. From 1988 until May 1997, Mr. Danner served as Vice President, Chief Financial Officer and Treasurer of INDSPEC Chemical Company and he also served as a director of INDSPEC. From 1984 to December 1988, he was the Executive Vice President -- Finance, Administration and Planning of Adams and Porter, an international agency specializing in marine and energy insurance.

     Richard W. FitzGerald has been Senior Vice President and Chief Financial Officer of the Company since April 1999. Mr. FitzGerald held the position of Vice President -- Financial Planning and Services of KN Energy from February 1998 to April 1999. Prior to that date, Mr. FitzGerald served as Vice President and Controller of MidCon Corp., a wholly-owned subsidiary of Occidental Petroleum Corporation, for a period in excess of five years.

     Valerie L. Banner has been Senior Vice President, General Counsel and Secretary of the Company since June 1998. Ms. Banner was in private practice as a solo practitioner from March 1996 to May 1998. Prior to that time, Ms. Banner was employed as Vice President and General Counsel of Team, Inc., an American Stock Exchange company providing industrial services, for a period in excess of five years.

     Newton H. Schnoor has been Senior Vice President and Controller of the Company and Universal since consummation of the Tidewater Compression acquisition, and prior to such acquisition Mr. Schnoor was Vice President and Controller of Universal and its predecessor since 1985. Mr. Schnoor joined Tidewater in 1979 as Controller of the Western Division of its rental operations. In 1985, Mr. Schnoor supervised the national consolidation and reorganization of the accounting group in Houston. Mr. Schnoor has over 19 years of management experience in the natural gas compression industry.

     Jack B. Hilburn, Jr. has been Senior Vice President of Operations of Universal Compression, Inc., our operating subsidiary, since April 1999. Mr. Hilburn is responsible for all field operations, overhaul shops and warehouses. Mr. Hilburn joined Universal in 1994 to oversee domestic operations. In September 1996, Mr. Hilburn was promoted to Vice President of Operations and in April 1999, he was promoted to Senior Vice President of Operations. Prior to 1994, Mr. Hilburn was employed by Marathon Oil Corporation in various capacities, including Region Manager of southeast onshore and lower 48 offshore production operations, and later as Manager of Operations and Construction Services. Mr. Hilburn has over 26 years of management experience in the oil and gas industry.

     Kirk E. Townsend has been Vice President of Sales of Universal Compression, Inc., our operating subsidiary, since October 1999. Mr. Townsend is presently responsible for all sales activities both domestic and international. Mr. Townsend joined Universal in 1979 as a domestic sales representative. In 1986, he became an international sales representative for Universal. Mr. Townsend was promoted to Vice President of Business Development in April 1999, and Vice President of Sales in October 1999. Mr. Townsend has over 21 years of sales and management experience in the natural gas compression industry.

     Hanford P. Jones has been Vice President of Engineered Products of Universal Compression, Inc., our operating subsidiary, since April 1999. Mr. Jones is responsible for all engineering and fabrication production of Universal's packaging division. Mr. Jones joined the Company in January 1999 as General Manager of Engineered Products. From May 1998 to January 1999, Mr. Jones performed engineering and pipeline operation consulting services for various companies. Prior to May 1998, Mr. Jones was employed by NorAm Energy Corporation for a period in excess of 18 years in various capacities, including Region Manager of NorAm's Western Region, and later as Chief Engineer and Engineering Manager. Mr. Jones has over 25 years of engineering and management experience in the oil and gas industry.

     In addition to Messrs. Snider and Danner, the following individuals serve on our board of directors:

     Samuel Urcis is a General Partner of Alpha Partners, a venture capital firm which he co-founded in 1982. From 1979 to 1982, and since 1997, Mr. Urcis has been an investor and advisor in the energy field, primarily in the oilfield services and equipment sector. From 1972 to 1979, Mr. Urcis was with Geosource Inc., a diversified services and equipment company, which he conceptualized and co-founded. Mr. Urcis served in the capacity of Chief Operating Officer and Vice President of Corporate Development. From 1955 to 1972, Mr. Urcis served in various technical and management capacities at Rockwell International, Hughes Aircraft, Aerolab Development Company and Sandberg-Serrell Corporation. Mr. Urcis has served as a Director of the Glaucoma Research Foundation, and as a Trustee of the Monterey Institute of International Studies. Mr. Urcis serves as a director of Universal pursuant to an agreement entered into in connection with the Tidewater Compression acquisition.

     Thomas C. Case served as the President of Mobil Global Gas & Power, Inc. and was responsible for gas marketing and power development in North and South America from 1998 until December 1999. Mr. Case retired from Mobil on April 1, 2000. From 1996 to 1997, Mr. Case was the Executive Vice President of Duke Energy (formerly Pan Energy) Trading and Market Services, a joint venture between Duke Energy and Mobil. From 1991 to 1996, he held various positions with Mobil serving at various times as President and

Executive Vice President/Chief Operating Officer of Mobil Natural Gas Inc., Manager of Strategic Planning for Exploration and Production of Mobil and President of Mobil Russia.

     John K. Castle has been Chairman of Castle Harlan, Inc. since 1987. Mr. Castle is also Chairman of Castle Harlan Partners III G.P., Inc., which is the general partner of the general partner of Castle Harlan Partners, III, L.P., the Company's controlling stockholder, and of Castle Connolly Medical Ltd. and Castle Connolly Graduate Medical Publishing, LLC. He serves as Chairman and Chief Executive Officer of Branford Castle Holdings, Inc., an investment holding company. Immediately prior to forming Branford Castle Holdings, Inc. in 1986, Mr. Castle was President and Chief Executive Officer and a Director of Donaldson, Lufkin and Jenrette, Inc., one of the nation's leading investment banking firms. Mr. Castle is a Director of Sealed Air Corporation, Morton's Restaurant Group, Inc., Commemorative Brands, Inc., H&C Purchase Corporation, Wilshire Restaurant Group, Inc. and Statia Terminals Group, N.V., and is a Member of the Corporation of the Massachusetts Institute of Technology. Mr. Castle is also a Trustee of the New York Presbyterian Hospital Authority, the Whitehead Institute of Biomedical Research. Formerly, Mr. Castle was a Director of the Equitable Life Assurance Society of the United States and Trustee of the New York Medical College, where he served as Chairman of the Board for 11 years.

     C. Kent May is a Senior Vice President, General Counsel, Secretary and a Director of Anchor Glass Container Corporation. He is General Counsel, Secretary and a Director of Consumers Packaging Inc., Canada's largest glass container manufacturer, and a Director of Fabrica de Envases de Vidrio, S.A. de C.V., a Mexican glass container manufacturer. He serves as General Counsel to Glenshaw Glass Company and G&G Investments, Inc., a privately-held investment company. He is also a manager and secretary of Main Street Capital Holdings, L.L.C., a merchant banking firm and a director of The Stiffel Company. He has been an associate, partner or member of the law firm of Eckert Seamans Cherin & Mellotte, L.L.C. since 1964 and was Managing Partner of the firm from 1991 to 1996. Mr. May is a Director of the Mendelssohn Choir and the John Ghaznavi Foundation.

     William M. Pruellage became a Director of the Company in April 2000. Mr. Pruellage is an Associate with Castle Harlan, Inc. Prior to joining Castle Harlan in July 1997, Mr. Pruellage worked as an investment banking analyst at Merrill Lynch since July 1995. Prior to that time, Mr. Pruellage was a student at Georgetown University, where he studied finance and international business. Mr. Pruellage is also a director of Wilshire Restaurant Group, Inc. and Taylor Publishing Company.

     No family relationship exists between any of our executive officers or between any of them and any of our directors.

     We expect to appoint one additional individual who is independent of the Company and Castle Harlan to serve on our board of directors if our proposed public offering is consummated. In addition, in connection with the early termination of our management agreement with Castle Harlan if such offering is consummated, we have agreed that at Castle Harlan's request, we will nominate an additional director designated by Castle Harlan. See "Related
Transactions -- Management Agreement."

ELECTION OF CERTAIN DIRECTORS

     If our proposed public offering is consummated, we have agreed with Castle Harlan to nominate three persons designated by it as directors, so long as these designees are reasonably qualified, and we have agreed that we will recommend in our future proxy statements that our stockholders vote for these designees. Castle Harlan will have this right as long as it, together with its affiliates, continues to beneficially own at least 15% of our outstanding common stock (including the shares over which it has voting control pursuant to voting agreements and voting trusts).

CLASSIFIED BOARD OF DIRECTORS

     The Company's directors are divided into three classes serving staggered three-year terms. As a result, the Company's stockholders will elect approximately one-third of the board of directors each year. These provisions, together with the provisions of the restated certificate of incorporation that allow the board of directors to fill vacancies in or increase the size of the board of directors, would prevent a stockholder from removing incumbent directors and filling such vacancies with its nominees in order to gain control of the board.

     C. Kent May and Thomas C. Case serve as Class A Directors, whose terms expire at the 2001 annual meeting of our stockholders, Ernie L. Danner and Stephen A. Snider serve as Class B Directors, whose terms expire at the 2002 annual meeting of our stockholders, and John K. Castle, Samuel Urcis and William
M. Pruellage serve as Class C Directors, whose terms expire at the 2003 annual meeting of our stockholders.

COMMITTEES OF THE BOARD

     The Company's board of directors has established an Executive Committee, Audit Committee and Compensation Committee.

     The Executive Committee, to the extent permitted by Delaware law, has all powers and rights of our board of directors. The members of the Executive Committee are Messrs. Urcis (Chairman), Castle, Pruellage and Snider.

     The Audit Committee is primarily concerned with the effectiveness of our accounting policies and practices, financial reporting and internal controls. The Audit Committee is authorized to (i) select, retain and dismiss our independent auditors, (ii) review the plans, scope and results of the annual audit, the independent auditors' letter of comments and management's response thereto, and the scope of any non-audit services which may be performed by the independent auditors, (iii) manage our policies and procedures with respect to internal accounting and financial controls and (iv) review any changes in accounting policy. The current members of the Audit Committee are Messrs. Urcis (Chairman), May and Case and if the proposed public offering is consummated, the members will be Messrs. May and Case.

     The Compensation Committee is authorized and directed to review and approve compensation and benefits of the executive officers, to review and approve the annual salary plans, and to review and advise our board of directors regarding the benefits, including bonuses, and other terms and conditions of employment of our other employees. Members of the Compensation Committee are Messrs. Castle, Pruellage and Urcis.

ITEM 11. EXECUTIVE COMPENSATION

                               SUMMARY COMPENSATION TABLE

                                                                         LONG-TERM
                                                                        COMPENSATION
                                                                           AWARDS
                                                                        ------------
                                                                         SECURITIES
                                                                         UNDERLYING     ALL OTHER
                                           FISCAL   SALARY     BONUS      OPTIONS      COMPENSATION
NAME AND PRINCIPAL POSITION                 YEAR      ($)       ($)         (#)            ($)
---------------------------                ------   -------   -------   ------------   ------------
Stephen A. Snider........................   2000    170,000    35,000      6,619           15,000(1)
  President & Chief Executive Officer       1999    170,000    43,890      6,619           41,965(1)
                                            1998    170,000   172,500      6,619        1,128,976(1)
Richard W. FitzGerald(2).................   2000    146,049    20,000      2,206           34,132(3)
  Senior Vice President &                   1999         --        --         --               --
  Chief Financial Officer                   1998         --        --         --               --
Newton H. Schnoor........................   2000    100,000    15,000      2,206            8,191(4)
  Senior Vice President & Controller        1999     95,000    26,058      2,206            6,851(4)
                                            1998     78,354    48,600      2,206          106,245(4)
Kirk E. Townsend.........................   2000    229,521(5)  15,000     1,550           21,878(6)
  Vice President of Sales of                1999    154,436(5)      --       400            9,331(6)
  Universal Compression, Inc.               1998    235,041(5)      --       400           12,722(6)
Jack B. Hilburn, Jr. ....................   2000    110,000    15,000      2,206            4,843(7)
  Senior Vice President of Operations       1999     91,250    17,310        900            7,774(7)
  of Universal Compression, Inc.            1998     85,000    34,500        900           91,985(7)

---------------

(1) Includes (a) matching contributions made by Tidewater and the Company to Mr. Snider's 401(k) account of $5,100 during fiscal 2000 and fiscal 1999 and $2,069 during fiscal 1998, (b) $3,876 in health premiums paid by Tidewater and the Company on behalf of Mr. Snider under its executive medical plans during each of fiscal 1998, 1999 and 2000, (c) payments made by Tidewater and the Company on behalf of Mr. Snider pursuant to their Supplemental Savings Plans of $3,187 during fiscal 2000 and fiscal 1999 and $3,031 during fiscal 1998, (d) $29,800 paid by the Company to Mr. Snider for moving expenses during fiscal 1999 and (e) $1,120,000 paid to Mr. Snider in fiscal 1998 as incentive compensation pursuant to the completion of the Tidewater Compression acquisition.

(2) Mr. FitzGerald joined the Company in April 1999.

(3) Includes (a) matching contributions made to Mr. FitzGerald's 401(k) account of $3,750, (b) health care premiums paid on behalf of Mr. FitzGerald under our Executive Medical Plan of $3,553, (c) payment made on behalf of Mr. FitzGerald pursuant to our Supplemental Savings Plan of $750 and (d) $25,886 paid to Mr. FitzGerald for moving expenses.

(4) Includes (a) matching contributions made to Mr. Schnoor's 401(k) account of $3,000 during fiscal 2000, $2,850 during fiscal 1999 and $2,350 during fiscal 1998, (b) $3,876 in health care premiums paid on behalf of Mr. Schnoor under our Executive Medical Plan during each of fiscal 2000 and 1999, (c) payment made on behalf of Mr. Schnoor pursuant to our Supplemental Savings Plan of $1,000 during fiscal 2000 and $125 during fiscal 1999 and
    (d) $103,500 paid to Mr. Schnoor during fiscal 1998 as incentive compensation pursuant to the completion of the Tidewater Compression acquisition.

(5) Includes sales commissions.

(6) Includes (a) matching contributions made to Mr. Townsend's 401(k) account of $6,886 during fiscal 2000, $4,449 during fiscal 1999 and $7,051 during fiscal 1998, (b) $3,876 in health care premiums paid on behalf of Mr. Townsend under our Executive Medical Plan during fiscal 2000, (c) payment made on behalf of Mr. Townsend to our Supplemental Savings Plan of $2,543 during fiscal 2000, (d) an automobile allowance paid to Mr. Townsend of $4,281 during fiscal 2000, $4,068 during fiscal 1999 and $5,412 during fiscal 1998 and (e) $4,200 paid to Mr. Townsend for club dues during fiscal 2000.

(7) Includes (a) matching contributions made to Mr. Hilburn's 401(k) account of $2,225 during fiscal 1999 and $1,381 during fiscal 1998, (b) health care premiums paid on behalf of Mr. Hilburn of $3,876 in each of fiscal 2000 and fiscal 1999 and $162 in fiscal 1998, (c) an automobile allowance paid to Mr. Hilburn of $720 in fiscal 2000, $1,341 in fiscal 1999 and $2,631 in fiscal 1998 and (d) $87,500 paid to Mr. Hilburn during fiscal 1998 as incentive compensation pursuant to the completion of the Tidewater Compression acquisition.

     The following table sets forth grants of options to purchase shares of common stock during fiscal 2000:

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR(1)

                                                                                      POTENTIAL REALIZABLE
                                                                                        VALUE AT ASSUMED
                                                                                        ANNUAL RATES OF
                             NUMBER OF     PERCENT OF                                     STOCK PRICE
                             SECURITIES   TOTAL OPTIONS                                 APPRECIATION FOR
                             UNDERLYING    GRANTED TO     EXERCISE OR                    OPTION TERM(3)
                              OPTIONS       EMPLOYEES      BASE PRICE    EXPIRATION   --------------------
                             GRANTED(2)      IN 2000      ($/SHARE)(2)      DATE         5%         10%
                             ----------   -------------   ------------   ----------   --------   ---------
Stephen A. Snider..........       --            --               --           --           --          --
Richard W. FitzGerald......    2,206          30.8%          $50.00         4/09      $69,367    $176,090
Newton H. Schnoor..........       --            --               --           --           --          --
Kirk E. Townsend...........      650           9.1            50.00        11/09       20,439      51,796
                                 500           7.0            50.00         4/09       15,722      39,844
Jack B. Hilburn............    1,306          18.3            50.00         4/09       41,067     104,071

---------------

(1) If the Company's proposed public offering is consummated, all outstanding options will vest in full upon completion of such offering.

(2) If the Company's proposed recapitalization (which would be effected concurrently with its proposed public offering) occurs, the number of securities underlying these options will be 16,379 for Mr. FitzGerald, 8,538 for Mr. Townsend and 9,697 for Mr. Hilburn, and the exercise price for each of these shares will be $6.73 per share.

(3) The hypothetical potential appreciation shown in these columns reflects the required calculations at annual assumed appreciation rates of 5% and 10%, as set by the Securities and Exchange Commission, and therefore is not intended to represent either historical appreciation or anticipated future appreciation of the Company's common stock.

                         FISCAL YEAR-END OPTION VALUES

                                                     NUMBER OF SHARES
                                                        UNDERLYING
                                                 UNEXERCISED OPTIONS AS OF         VALUE OF OPTIONS
                                                   MARCH 31, 2000(1)(2)         AS OF MARCH 31, 2000(3)
                                                ---------------------------   ---------------------------
                                                EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                                                -----------   -------------   -----------   -------------
Stephen A. Snider.............................     4,413          2,206        $483,797       $241,844
Richard W. FitzGerald.........................        --          2,206              --        241,844
Newton H. Schnoor.............................     1,471            735         161,266         80,578
Kirk E. Townsend..............................       267          1,283          29,271        140,655
Jack B. Hilburn...............................       600          1,606          65,778        176,066

---------------

(1) No options were exercised by any named executive officer during fiscal year 2000.

(2) In the event the Company's proposed public offering is completed, all unexercisable options will vest in full upon such completion. If the Company's proposed recapitalization (which would be effected concurrently with the proposed offering) occurs, the number of shares underlying unexercised options will be 49,145 for Mr. Snider, 16,379 for Mr. FitzGerald, 16,379 for Mr. Schnoor, 11,508 for Mr. Townsend and 16,379 for Mr. Hilburn.

(3) Calculated using $159.63 per share as the assumed fair market value per share of common stock on March 31, 2000.

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with the following officers:

     - Stephen Snider on February 20, 1998 pursuant to which Mr. Snider serves as the Company's President for an annual base salary of $170,000, plus a target bonus of up to 70% of such base salary;

     - Ernie Danner on February 20, 1998 pursuant to which Mr. Danner serves as the Company's Executive Vice President for an annual base salary of $24,000, plus a discretionary bonus;

     - Richard FitzGerald effective April 12, 1999 pursuant to which Mr. FitzGerald serves as the Company's Senior Vice President and Chief Financial Officer for an annual base salary of $150,000, plus a target bonus of up to 50% of such base salary;

     - Valerie Banner effective June 1, 1998 pursuant to which Ms. Banner serves as the Company's Senior Vice President and General Counsel for an annual base salary of $100,000, plus a target bonus of up to 50% of such base salary; and

     - Newton Schnoor on February 20, 1998 pursuant to which Mr. Schnoor serves as the Company's Senior Vice President and Controller for an annual base salary of $100,000, plus a target bonus of up to 50% of such base salary.

     Each employment agreement has an initial term of three years, except for Ms. Banner's, which has a one-year term with automatic one-year renewals thereafter. If during the stated duration or any extension of duration, a "change of control" occurs, each agreement automatically extends to a date that is the second anniversary of the change of control. In addition, each employment agreement, other than Ms. Banner's, provides that if the officer is terminated without cause during the initial term, the officer will be paid for the remainder of the term, plus a bonus amount based on previously paid bonuses. Ms. Banner's employment agreement provides that if her employment is terminated without cause, she is entitled to a lump sum severance payment equal to her annual base salary in effect at the time of termination plus her average annual bonus. Pursuant to the employment agreements and our officers' incentive plan, bonuses are payable based on our safety record and financial performance, plus a discretionary component. These agreements also place restrictions on the ability of these individuals to disclose confidential information, to compete against us and to hire or solicit certain of our employees if the individual's employment with us is terminated.

CHANGE OF CONTROL AGREEMENTS

     In addition to the change of control provisions described above, we have entered into change of control agreements with Messrs. Townsend and Hilburn. Pursuant to those agreements, in the event that the executive's employment with us is terminated within one year after a "change in control" of us, then the executive is entitled to severance pay and other benefits. The severance payment is based upon the executive's annual base salary and bonus target amount at the time of termination. The agreements define a "change in control" to mean the beneficial ownership by any person or entity other than Castle Harlan of more than 50% of our outstanding capital stock or, in specified circumstances, the failure to reelect a majority of the members of our board of directors. These agreements also restrict the ability of Messrs. Townsend and Hilburn to compete against us.

INCENTIVE STOCK OPTION PLAN

     In February 1998, we adopted our incentive stock option plan to advance the interests of our company and to improve stockholder value by providing additional incentives to motivate and retain key employees. Our stock option plan was amended on April 20, 2000 to increase the number of shares subject to the plan, expand the eligible participants and revise the plan provision addressing adjustment of options upon changes in our capitalization. In addition, on May 15, 2000, our plan was further amended to modify the provisions addressing exercise of options upon termination of employment, payment of option exercise price and certain other matters. Our board of directors or the compensation committee of our board of directors administers our stock option plan.

  Shares Subject to the Plan: General Terms

     Under our stock option plan, we can grant options totaling 257,572 shares of our common stock (1,912,421 shares if our proposed recapitalization is effected). That number will be adjusted automatically if there shall be any future change in our capitalization from a stock dividend or split and may be adjusted to reflect a change in our capitalization resulting from a merger, consolidation, acquisition, separation (including a spin-off or spin-out), reorganization or liquidation. As of March 31, 2000, we have options outstanding under our stock option plan to acquire 36,800 shares of our common stock at an exercise price of $50.00 per share (which will be converted into 273,207 shares with an exercise price of $6.73 per share if our proposed public offering and related recapitalization are effected), none of which have been exercised. On April 20, 2000, we granted options to purchase an additional 45,683 shares of our common stock at an exercise price of $159.63 per share (339,192 shares at $21.50 per share if our proposed public offering and related recapitalization are effected), all of which remain outstanding. These options vest over various periods, however, all of the outstanding options will accelerate and fully vest upon the closing of our proposed offering, if such offering occurs. In connection with our proposed offering, we have authorized the grant of options to purchase an aggregate of approximately 33,752 shares of our common stock (which will be converted into 250,600 shares if our proposed offering and related recapitalization are effected) at an exercise price equal to the initial public offering price that will vest over a three-year period.

     Messrs. Hilburn and Townsend each received stock options. In addition, Messrs. Snider, Danner, FitzGerald and Schnoor and Ms. Banner each received stock options and have registration rights with respect to their stock.

  Eligibility

     Our key employees, non-employee directors or consultants, including those of our subsidiaries, are eligible to be selected by our board of directors or compensation committee to receive options under our stock option plan. Our board of directors or compensation committee, as administrator of our stock option plan, determines, subject to the terms of the plan, the exercise prices, vesting schedules, expiration dates and other material conditions under which recipients may exercise their options.

TYPES OF STOCK OPTIONS

     Options granted under our stock option plan may be either options that are intended to qualify for treatment as "incentive stock options" under Section 422 of the Internal Revenue Code or options that are not so intended, which are non-qualified stock options. The exercise price of options under our stock option plan must be at least the fair market value of a share of our common stock on the date of grant, and not less than 110% of such fair market value in the case of an incentive stock option granted to a participant owning 10% or more of our common stock. Our stock option plan limits the number of shares covered by incentive stock options exercisable by an individual for the first time in a calendar year to an aggregate fair market value of $100,000, as measured on the date of the grant. In addition, no one participant may be granted options to purchase more than 100,000 shares of our common stock in any calendar year.

     Our board of directors or compensation committee may condition the exercise of any option upon any factors the board of directors or compensation committee may determine. No option granted under our stock option plan is transferable by an optionee other than by will or by the laws of descent and distribution.

  Termination of Awards

     The term of an option may not exceed ten years (or five years in the case of an incentive stock option granted to a participant owning 10% or more of our common stock). In addition, an optionee who leaves our employment will generally have no more than 30 days to exercise an option to the extent exercisable, reduced to no days if employment is terminated for cause or voluntary resignation, and increased to three months if termination is due to death, disability or retirement after age 65.

  Amendments to Our Incentive Stock Option Plan

     Our board of directors may amend, suspend or terminate our stock option plan, as long as no amendment or termination adversely affects options or awards previously granted.

  Federal Income Tax Consequences

     The following is a brief summary of federal income tax consequences of certain transactions under the stock option plan, based on federal income tax laws and regulations in effect on May 1, 2000 applicable to participants who are both citizens and residents of the United States. This summary is not intended to be exhaustive and does not describe tax consequences other than federal income taxes, such as foreign, state and local taxes and estate or inheritance taxes. Additional or different federal income tax consequences to a participant or to us may result depending on individual circumstances and considerations not described below.

     Incentive stock options. In general, a participant will not recognize taxable income upon the grant or the exercise of an incentive stock option. For purposes of the alternative minimum tax, however, the participant will be required to treat an amount equal to the difference between the fair market value of the common stock on the date of exercise over the exercise price as an item of adjustment in computing the participant's alternative minimum taxable income. If the participant does not dispose of the common stock received pursuant to the exercise of the incentive stock option within either (i) two years after the date of the grant of the incentive stock option or (ii) one year after the date of exercise of the incentive stock option, a subsequent disposition of the common stock will generally result in long-term capital gain or loss to such individual with respect to the difference between the amount realized on the disposition and the exercise price. We will not be entitled to any income tax deduction as a result of such disposition. We also normally will not be entitled to take an income tax deduction at either the grant or the exercise of an incentive stock option. If the participant disposes of the common stock acquired upon exercise of the incentive stock option within either of the above-mentioned time periods, then in the year of such disposition, the participant generally will recognize ordinary income, and we generally will be entitled to an income tax deduction (provided we satisfy applicable federal income tax reporting requirements), in an amount equal to the lesser of (i) the excess of the fair market value of the common stock on the date of exercise over the exercise price or (ii) the amount realized upon disposition over the exercise price. Any gain in excess of such amount recognized by the participant as ordinary income would be taxed to the individual as short-term or long-term capital gain (depending on the applicable holding period).

     Non-qualified stock options. A participant will not recognize any taxable income upon the grant of a non-qualified stock option, and we will not be entitled to take an income tax deduction at the time of such grant. Upon the exercise of a non-qualified stock option, the participant generally will recognize ordinary income and we generally will be entitled to take an income tax deduction (provided we satisfy applicable federal income tax reporting requirements) in an amount equal to the excess of the fair market value of the common stock on the date of exercise over the exercise price. Upon a subsequent sale of the common stock by the participant, the participant will recognize short-term or long-term capital gain or loss (depending on the applicable holding period).

     The preceding summary does not discuss special rules that will apply to a participant who exercises an option by paying the exercise price, in whole or in part, by the transfer of common stock.

EMPLOYEE STOCK OWNERSHIP

     In connection with the Tidewater Compression acquisition, we issued to each of our employees at the time (other than management) ten shares of our non-voting common stock as a bonus, which shares will convert into an aggregate of approximately 23,754 shares of common stock concurrently with our proposed offering, if such offering is consummated.

     Under our Non-Qualified Stock Purchase Plan, all of our employees and directors were offered the opportunity to purchase shares of our stock, and 44 employees and two directors purchased at $50 per share during March 1999, a total of 1,996 shares of common stock and 7,984 shares of Series A preferred stock (which shares of common stock and preferred stock will be split and converted into 33,387 shares of common stock if our proposed recapitalization is effected). There will be no additional shares offered under this Stock Purchase Plan and the plan will be terminated upon consummation of our proposed offering, if such offering occurs.

COMPENSATION OF DIRECTORS

     Directors who are not officers of the Company, are not affiliated with Castle Harlan and are not otherwise being paid, directly or indirectly, by us receive an annual director fee of $20,000, $750 per board of directors or committee meeting attended and reasonable out-of-pocket expenses. At present, only C. Kent May and Thomas C. Case are entitled to this compensation. If our proposed offering is effected, Samuel Urcis also will be entitled to this compensation upon completion of the offering. Directors are not otherwise compensated for their services.

LIMITATIONS ON LIABILITY OF OFFICERS AND DIRECTORS

     Our restated certificate of incorporation, in the case of our directors, and by-laws, in the case of our officers, provides that our directors and officers are indemnified to the fullest extent permitted by law.

     We have entered into indemnification agreements with our officers and directors that, among other things, require us to indemnify our officers and directors to the fullest extent permitted by law, and to advance to the officers and directors all related expenses, subject to repayment if it is subsequently determined that indemnification is not permitted. We are also required to indemnify and advance all expenses incurred by our officers and directors seeking to enforce their rights under the indemnification agreements, and cover officers and directors under our directors' and officers' liability insurance.

     Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors pursuant to the foregoing provision, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification of directors and officers is against public policy as expressed in the Securities Act and is therefore unenforceable.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     John K. Castle, William M. Pruellage and Samuel Urcis are the sole members of our compensation committee. None of our executive officers serve as a member of the board of directors or the compensation committee of another entity which has an executive officer serving on our board of directors or compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As a wholly owned subsidiary of the Company, all of the issued and outstanding capital stock of Universal is held by the Company. As of March 31, 2000, the Company had outstanding 329,724 shares of voting common stock, $.01 par value per share, 3,210 shares of Class A non-voting common stock, $0.01 par value per share and 1,318,896 shares of Series A Preferred Stock, $.01 par value per share. Each share of Common Stock and Series A Preferred Stock carries one vote and holders of both classes generally vote on all matters as a single class. See "Item 1. Business -- Proposed Transactions" and "Item 13. Certain Relationships and Related Transactions -- Voting Agreements."

     The table below sets forth certain information regarding beneficial ownership of the Company's common stock as of March 31, 2000:

     - each person known by the Company to beneficially own five percent or more of any class of the Company's capital stock,

     - each of the Company's directors,

     - each of the Company's executive officers and

     - all of the Company's directors and executive officers as a group.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated in the footnotes to this table, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite the stockholder's name. Except as otherwise set forth below, shares of common stock not outstanding but deemed beneficially owned by virtue of a person or group having the right to acquire them within 60 days are treated as outstanding only for purposes of determining the percentage owned by such person or group, which does not include outstanding stock options that will become fully exercisable in the event our proposed public offering is consummated. Except as otherwise set forth below, each named owner has sole voting power and investment power of the shares set forth. The address for each executive officer and director set forth below is c/o Universal Compression Holdings, Inc., 4440 Brittmoore Road, Houston, Texas 77041.

                                             NO. OF      PERCENTAGE OF                      PERCENTAGE
                                            SHARES OF        TOTAL        NO. OF SHARES      OF TOTAL
                                             COMMON         COMMON        OF PREFERRED       PREFERRED
NAME AND ADDRESS OF BENEFICIAL OWNER        STOCK(1)     STOCK (1)(2)       STOCK(1)        STOCK(1)(3)
------------------------------------        ---------    -------------   ---------------    -----------
Castle Harlan Partners III(4)(6)..........   354,691          100%          1,318,896           100%
  150 East 58th Street
  New York, New York 10155.
DB Capital Partners SBIC, L.P.(5) ........    32,000         9.71%            128,000          9.71%
  130 Liberty Street, 25th Floor
  New York, New York 10006.
First Union Capital Partners, Inc.(5) ....    32,000         9.71%            128,000          9.71%
  301 S. College Street, 5th Floor
  One First Union Center
  Charlotte, North Carolina 28288.
Mellon Bank N.A., as Trustee for the Bell
  Atlantic Master Trust(5)................    32,000         9.71%            128,000          9.71%
  245 Park Avenue, 40th Floor
  New York, New York 10166.
Wilmington Trust, as Trustee of Du Pont
  Pension Trust(5)........................    32,000         9.71%            128,000          9.71%
  Delaware Corporate Center
  1 Righter Parkway
  Wilmington, Delaware 19803.
Thomas C. Case............................        20         *                     80          *
John K. Castle(6).........................   354,691          100%          1,318,896           100%
Samuel Urcis(7)...........................    12,757         3.80%             27,200          2.06%
C. Kent May...............................        20         *                     80          *
William M. Pruellage......................        10         *                     40          *
Stephen A. Snider(8)......................     6,413         1.92%              8,000          *
Ernie L. Danner(9)........................     8,780         2.62%             16,000          1.21%
Richard FitzGerald(10)....................       815         *                    320          *
Valerie L. Banner(11).....................       775         *                    160          *

                                             NO. OF      PERCENTAGE OF                      PERCENTAGE
                                            SHARES OF        TOTAL        NO. OF SHARES      OF TOTAL
                                             COMMON         COMMON        OF PREFERRED       PREFERRED
NAME AND ADDRESS OF BENEFICIAL OWNER        STOCK(1)     STOCK (1)(2)       STOCK(1)        STOCK(1)(3)
------------------------------------        ---------    -------------   ---------------    -----------
Newton Schnoor(12)........................     1,871         *                  1,600          *
Jack B. Hilburn, Jr.(13)..................     1,039         *                     16          *
Kirk E. Townsend(14)......................     1,374         *                  3,760          *
Hanford P. Jones(15)......................       308         *                     32          *
All directors and executive officers as a
  group (13 persons)(6)...................   354,691          100%          1,318,896           100%

---------------

  *  Indicates less than 1% of the outstanding stock.

 (1) Does not reflect (i) the conversion of preferred stock and non-voting common stock into common stock, (ii) the 7.4248-for-one common stock split or (iii) shares to be issues in the Company's proposed offering, which proposed recapitalization and offering will be effected concurrently if such offering occurs. If the proposed recapitalization and public offering are consummated, 6,669,584 shares of common stock will be held by the stockholders referred to in this table, which includes 136,364 shares, 6,818 shares and 13,636 shares to be issued to Castle Harlan, Inc., Mr. Urcis and Mr. Danner if the offering is consummated, based on assumed initial public offering price of $22.00 per share (the midpoint of the range contemplated in our proposed offering). See "Item 13. Certain Relationships and Related Transactions."

 (2) Based upon 329,724 shares of common stock outstanding, which number excludes the 17,201 shares of common stock issued in connection with our acquisition of Spectrum Rotary Compression on April 28, 2000. There are presently 1,218 treasury shares of common stock issued that are not counted as outstanding in calculating the beneficial ownership percentage.

 (3) Based upon 1,318,896 shares of preferred stock outstanding, which number excludes the 68,804 shares of preferred stock issued in connection with our acquisition of Spectrum Rotary Compression on April 28, 2000. There are presently 1,232 treasury shares of preferred stock issued that are not counted as outstanding in calculating the beneficial ownership percentage.

 (4) Includes approximately 175,566 and 702,262 shares of common stock and preferred stock, respectively, for Castle Harlan Partners III, L.P.'s own account, and the remaining shares for the account of related entities and persons and shares subject to the voting agreement and voting trusts referred to in note (6) below, which remaining shares may be deemed to be beneficially owned by Castle Harlan Partners III, L.P. Castle Harlan Partners III, L.P. disclaims beneficial ownership of such remaining shares.

 (5) All of such shares are subject to the voting trust agreement referred to in note 6 below.

 (6) Includes 184,840 shares of common stock and 739,361 shares of preferred stock beneficially owned by Castle Harlan Partners III, L.P. and its affiliates. John K. Castle is a director of the Company and, along with Leonard M. Harlan, is the controlling stockholder of Castle Harlan Partners III G.P., Inc., the general partner of the general partner of Castle Harlan Partners III, L.P., and as such may be deemed to be a beneficial owner of the shares owned by Castle Harlan Partners III, L.P. Also includes 128,000 shares of common stock and 512,000 shares of preferred stock the voting of which Mr. Castle, through Castle Harlan Partners III, L.P., may direct pursuant to voting agreements with the four entities listed immediately below its name on this table. Each of the other persons who acquired common stock and preferred stock upon the consummation of the Tidewater Compression acquisition entered into a voting trust agreement with Mr. Castle pursuant to which Mr. Castle acts as voting trustee and all shares of common stock issuable upon the exercise of options held by such persons will become subject to such voting trust agreement upon exercise of such options. Additionally, Mr. Castle acts as voting trustee of 6,084 shares of common stock and 24,336 shares of preferred stock pursuant to a voting trust agreement, dated as of December 1, 1998, among the Company, the stockholders listed therein and Mr. Castle. Mr. Castle and Mr. Harlan disclaim beneficial ownership of such shares subject to the voting agreements and the voting trust agreements, other than their pro rata interest in, and interest in the profits of, Castle Harlan Partners III, L.P. and its affiliates and, in the case of Mr. Castle, the 1,163 shares of common stock and 4,650 shares of preferred stock owned by Branford Castle Holdings, Inc.

 (7) Includes 5,957 shares of common stock subject to exercisable options. Also includes 2,400 shares of common stock and 9,600 shares of Series A Preferred Stock owned by Castle Harlan Partners III, L.P., which shares Mr. Urcis has the option to purchase. All of Mr. Urcis's shares will remain subject to the voting trust agreement with Castle Harlan if the proposed offering is consummated.

 (8) Includes 4,413 shares of common stock subject to exercisable options granted by the Company to Mr. Snider.

 (9) Includes 4,780 shares of common stock subject to an exercisable option granted by the Company to Mr. Danner. Also includes 2,000 shares of common stock and 8,000 shares of preferred stock owned by Castle Harlan Partners, which shares Mr. Danner has an option to purchase.

(10) Includes 735 shares of common stock subject to options that are exercisable or will become exercisable within 60 days granted by the Company to Mr. FitzGerald.

(11) Includes 735 shares of common stock subject to options that are exercisable or will become exercisable within 60 days granted by the Company to Ms. Banner.

(12) Includes 1,471 shares of common stock subject to options that are exercisable or will become exercisable within 60 days granted by the Company to Mr. Schnoor.

(13) Includes 1,035 shares of common stock subject to options that are exercisable or will become exercisable within 60 days granted by the Company to Mr. Hilburn.

(14) Includes 434 shares of common stock subject to options that are exercisable or will become exercisable within 60 days granted by the Company to Mr. Townsend.

(15) Includes 300 shares of common stock subject to options that are exercisable or will become exercisable within 60 days granted by the Company to Mr. Jones.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENT

     In connection with the 1998 Tidewater Compression acquisition, we entered into a management agreement with Castle Harlan, Inc. pursuant to which Castle Harlan agreed to provide business and organizational strategy, financial and investment management and merchant and investment banking services to us. As compensation for these services, we agreed to pay Castle Harlan a fee of $3.0 million per year, payable quarterly in advance. The agreement is for a term of five years, renewable automatically from year to year thereafter unless Castle Harlan or its affiliates then beneficially owns less than 20% of our outstanding capital stock. We agreed to indemnify Castle Harlan against liabilities, costs, charges and expenses relating to the performance of its duties, other than those resulting from Castle Harlan's gross negligence or willful misconduct. Messrs. Castle, Pruellage and Urcis, directors of Universal, are affiliates of Castle Harlan. We have agreed with Castle Harlan that this management agreement (other than the indemnification provisions) will terminate in the event our proposed offering is completed in exchange for (1) our payment to Castle Harlan of $3.0 million in cash, which is equal to one year's management fee and (2) our issuance to Castle Harlan of shares of our common stock valued at $3.0 million based on the initial public offering price (136,364 shares based on an assumed initial public offering price of $22.00 per share, the midpoint of the range contemplated in our proposed offering), which shares would be subject to registration rights. We will make this payment and issue these shares within three business days after the closing of the proposed offering, if such offering occurs. We have also agreed with Castle Harlan that if the proposed offering is consummated, we will nominate a total of three Castle Harlan designees for election to our board for so long as such designees are reasonably qualified and Castle Harlan and its affiliates beneficially own at least 15% of our outstanding stock (including shares over which it has voting control pursuant to voting agreements and trusts).

REGISTRATION RIGHTS AGREEMENT

     In connection with the acquisition of Tidewater Compression, the Company entered into a registration rights agreement with Castle Harlan Partners and some of its other stockholders. In addition, certain of our other stockholders have been joined in this agreement. Under the registration rights agreement, these stockholders generally have the right to require the Company to register any or all of their shares of common stock under the Securities Act of 1933, as amended, at the Company's expense. In addition, these stockholders are generally entitled to include, at the Company's expense, their shares of the Company's common stock covered by the registration rights agreement in any registration statement that the Company proposes to file with respect to registration of its common stock under the Securities Act. In connection with these registrations, the Company has agreed to indemnify the stockholders against specified liabilities, including liabilities under the Securities Act. The stockholders have waived their registration rights in connection with the Company's proposed public offering. Following the Company's proposed offering, if such offering is consummated, we intend to enter into registration rights agreements with certain affiliates of Castle Harlan.

STOCK REPURCHASE ARRANGEMENTS

     We have entered into a stock repurchase agreement with some of our officers. This agreement, among other things, gives us the right for a limited time to repurchase the shares of our common stock owned by an officer upon the termination of such officer's employment with us at an appraised value or at cost, depending on the reason for termination. In addition, the agreement gives the officers the right for a limited time to require us to purchase their shares of our common stock at an appraised value in the event of their death or disability. In March 1999, we entered into a stock purchase plan buyback agreement in connection with our non-qualified stock purchase plan. This agreement gives us the right, at our option, to repurchase shares of our common stock from any employee whose employment with us is terminated at a formulaic price based on our EBITDA less certain indebtedness. In addition, we have a similar right to repurchase shares of our non-voting common stock previously granted to many of our employees. If the Company's proposed offering is consummated, these agreements will terminate upon the closing of such offering.

STOCKHOLDERS AGREEMENT

     All of the holders of our common stock and preferred stock, including Castle Harlan Partners, are parties to a stockholders agreement providing for the right of the holders to join in sales of our stock by Castle Harlan Partners, the right of Castle Harlan Partners and the other stockholders to purchase shares of our capital stock in order to maintain their percentage ownership of us in some circumstances, the right of Castle Harlan Partners to require the other stockholders to sell their shares of our stock upon a sale by Castle Harlan Partners of substantially all of its shares of our stock, the obligation of the other stockholders to offer to us or to Castle Harlan Partners the opportunity to purchase our stock owned by the stockholders in the event the stockholders proposed to sell the stock, restrictions on sales or transfers of the stock, and obligations of us, including reporting and board of directors observer rights, in favor of these holders.

     If the Company's proposed offering is consummated, all substantive provisions of the stockholders agreement will terminate pursuant to its terms, including the tag along rights, preemptive rights, drag along rights, right of first offer, transfer restrictions and board observer rights currently held by some of our significant stockholders.

VOTING AGREEMENTS

     In connection with the Tidewater Compression acquisition, we entered into a voting agreement and two voting trust agreements. The voting agreement requires that some of our significant stockholders vote their shares of our common stock in the same manner as Castle Harlan. A similar voting agreement was entered into in connection with the Spectrum Compression acquisition in April 2000. The voting trust agreements provide that all of our other stockholders, including our employees, officers and directors, assign their shares of our common stock to a voting trust of which John K. Castle serves as trustee in exchange for interests in the trust. The interests in the trusts are subject to the transfer restrictions applicable to shares of our stock under the stockholders agreement. If the Company's proposed offering is consummated, these voting agreements and trusts (other than the indemnification provisions of the trusts) will terminate with respect to Energy Spectrum, our employees, officers, and four directors, not including Mr. Urcis. The voting agreement with our significant stockholders will terminate upon the first to occur of certain changes of control or the expiration of three years following the end of the 180-day lock-up period following the consummation of our proposed offering, if such offering occurs. Shares transferred to third parties will not be subject to the voting agreement if the transfers of such shares by such significant stockholders do not exceed 1% of our issued and outstanding stock in any three-month period or are effected by exercise of a registration right under our registration rights agreement. As a result of the arrangements set forth in the voting agreement and the voting trust agreements, Castle Harlan currently has voting control over 100% of our common stock. If the Company's proposed offering is consummated, Castle Harlan will have control for up to three and a half years over up to 42.7% following the offering, including the 24.9% of shares owned by it or its affiliates, but excluding the effect of stock options and the underwriters' over-allotment option.

ARRANGEMENTS WITH SAMUEL URCIS

     In consideration for finder services rendered by Samuel Urcis, one of our directors, in connection with the Tidewater Compression acquisition, we entered into an agreement with Mr. Urcis pursuant to which Mr. Urcis (a) was elected as one of our directors and as chairman of the Executive Committee of our board of directors, (b) was paid a finder's fee of $1,750,000, $1,100,000 of which was used to purchase shares of our capital stock at the same price per share paid by Castle Harlan Partners, (c) was granted options to purchase 5,957 shares of our common stock, (d) performs consulting services for us and (e) is entitled to a consulting fee from us of $150,000 per year. We also agreed to use our best efforts to retain Mr. Urcis as a director and as chairman of our executive committee. If the Company's proposed offering is consummated, this agreement will terminate in exchange for (1) our payment to Mr. Urcis of $150,000 in cash, which is equal to one year's consulting fee, and (2) our issuance to Mr. Urcis of shares of our common stock valued at $150,000 based on the initial public offering price of such offering (6,818 shares based on an assumed initial public offering price of $22.00 per share, the midpoint of the range contemplated in our proposed offering), which shares would be subject to registration rights. We will make this payment and issue these shares within three business days after the closing of the offering, if such offering occurs. In addition, Mr. Urcis has options to purchase from us 5,957 shares and 7,395 shares of our common stock (44,230 shares and 54,905 shares if our proposed recapitalization is effected) at exercise prices of $50.00 and $159.63, respectively ($6.73 and $21.50, respectively, if our proposed recapitalization is effected). Also, Castle Harlan granted Mr. Urcis a ten-year option in 1998 to purchase from it 2,400 shares of our common stock and 9,600 shares of our preferred stock (17,820 shares and 22,326 shares of common stock if our proposed recapitalization is effected) at an exercise price of $50.00 per share ($6.73 per share if our proposed recapitalization is effected).

TRANSACTIONS WITH ERNIE DANNER

     In consideration for consulting services rendered by Ernie Danner, one of our directors, in connection with the Tidewater Compression acquisition, Castle Harlan granted Mr. Danner a ten-year option to purchase from it 2,000 shares of our common stock and 8,000 shares of our preferred stock (14,850 shares and 18,605 shares of common stock if our proposed recapitalization is effected) at a price of $50.00 per share ($6.73 if our proposed recapitalization is effected). Also, Castle Harlan agreed that upon its sale of more than 75% of our outstanding common stock, Castle Harlan will pay Mr. Danner $500,000 or $750,000 if they realize a return in excess of 100% and 300%, respectively, of their initial investment in the Company. Upon completion of the Tidewater Compression acquisition, Mr. Danner received from us 1,000 shares of common stock and 4,000 shares of Series A preferred stock (convertible into 16,727 shares of common stock if our proposed recapitalization is effected) and $100,000 in cash. Also, Mr. Danner has options to purchase from us 4,780 shares and 5,934 shares of our common stock (35,491 and 44,057, if our proposed recapitalization is effected) at exercise prices of $50.00 and $159.63, respectively ($6.73 and $21.50, respectively, if our proposed recapitalization is effected). If our proposed public offering is consummated, Mr. Danner will receive from us for his services shares of our common stock valued at $300,000 based on the initial public offering price in such offering (13,636 shares based on an assumed initial public offering price of $22.00 per share, the midpoint of the range contemplated in our proposed offering), which shares would be subject to registration rights. In addition, Mr. Danner is a director and 45% stockholder, along with Robert Ryan, formerly an officer of the Company, in a company that purchased certain standard air compressor equipment and related distributorship rights from us for $1.6 million in February 2000. We have agreed to provide this company with transition services for two years for a fee of approximately $340,000.

PURCHASE PRICE ADJUSTMENT AGREEMENT

     In connection with the acquisition of Tidewater Compression, we entered into a Purchase Price Adjustment Agreement with Tidewater. Pursuant to that agreement, upon the occurrence of a "liquidity event," we may have to make certain payments to Tidewater. A "liquidity event" is defined in the agreement to include:

     - sales by Castle Harlan of its shares of our common stock,

     - sales by us of all or substantially all of our assets or mergers by us or our operating subsidiary with another entity or

     - some types of recapitalizations.

     If any of the liquidity events described above occurs and Castle Harlan receives an amount greater than its accreted investment, defined as its initial investment increased at a compounded rate of 6.25% each quarter, which equates to approximately 27.4% annually, we must make a payment to Tidewater equal to 10% of the amount, if any, that Castle Harlan receives in excess of its accreted investment. Any payment is to be made in the same form of consideration as received by Castle Harlan. Any payment pursuant to this agreement would result in an increase in goodwill in the year of payment and a corresponding increase in goodwill and amortization expense in subsequent years. As of April 1, 2000, Castle Harlan's accreted investment was approximately $24.00 per share, which will continue to grow at a compounded rate of 6.25% per quarter. As of April 1, 2000, assuming a price of $22.00 per share (the midpoint of the range of the initial public offering price in our proposed offering) was applied to all of the shares owned by Castle Harlan, there would have been no payment due in the event the provisions of the Purchase Price Adjustment Agreement were triggered. In any event, no payment is triggered by the Company's proposed offering or the stock split and the conversion effected in the Company's proposed recapitalization.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this Report:

        1. Financial Statements -- The financial statements of the Company and Universal listed in the accompanying Index to Consolidated Financial Statements on page F-1 are filed as part of this annual report and such Index to Consolidated Financial Statements is incorporated herein by reference.

        2. Financial Statement Schedules -- No schedules have been included herein with respect to the Company or Universal because the information required to be submitted has been included in the Consolidated Financial Statements or the notes thereto, or the required information is inapplicable.

        3. Exhibits -- The exhibits of the Company and Universal listed on the accompanying Index to Exhibits on page E-1 are filed as part of this annual report or incorporated herein by reference, and such Index to Exhibits is incorporated herein by reference.

     (b) Reports on Form 8-K

     The Company and Universal filed no reports on Form 8-K during the three-month period ended March 31, 2000.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
UNIVERSAL COMPRESSION HOLDINGS, INC.
Independent Auditors' Report of Deloitte & Touche LLP.......    F-2
Consolidated Financial Statements:
  Consolidated Balance Sheets...............................    F-3
  Consolidated Statements of Operations.....................    F-4
  Consolidated Statements of Stockholders' Equity...........    F-5
  Consolidated Statements of Cash Flows.....................    F-6
  Notes to Consolidated Financial Statements................    F-7
UNIVERSAL COMPRESSION, INC.
Independent Auditors' Report of Deloitte & Touche LLP.......   F-18
Consolidated Financial Statements:
  Consolidated Balance Sheets...............................   F-19
  Consolidated Statements of Operations.....................   F-20
  Consolidated Statements of Stockholder's Equity...........   F-21
  Consolidated Statements of Cash Flows.....................   F-22
  Notes to Consolidated Financial Statements................   F-23
TIDEWATER COMPRESSION SERVICE, INC.
Independent Auditors' Report of Deloitte & Touche LLP.......   F-32
Financial Statements:
  Statement of Operations...................................   F-33
  Statements of Stockholders' Equity........................   F-34
  Statement of Cash Flows...................................   F-35
  Notes to Financial Statements.............................   F-36

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Universal Compression Holdings, Inc.

     We have audited the accompanying consolidated balance sheets of Universal Compression Holdings, Inc. and subsidiary (the "Company") as of March 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from December 12, 1997 (inception) through March 31, 1998 and for the years ended March 31, 1999 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 1999 and 2000, and the results of its operations and its cash flows for the period from December 12, 1997 (inception) through March 31, 1998 and for the years ended March 31, 1999 and 2000, in conformity with accounting principles generally accepted in the United States of America.

                                            DELOITTE & TOUCHE LLP

Houston, Texas
April 28, 2000
(May 22, 2000 as to Note 13)

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              MARCH 31,    MARCH 31,
                                                                 1999         2000
                                                              ----------   ----------
                                                               (IN THOUSANDS, EXCEPT
                                                              FOR SHARE AND PER SHARE
                                                                     AMOUNTS)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................   $  2,927     $  1,403
  Receivables, net of allowance for bad debts of $123 and
    $227 as of March 31, 1999 and 2000, respectively........     22,469       17,267
  Inventories...............................................     10,272        8,727
  Current deferred tax asset................................        426          227
  Other.....................................................        938        1,571
                                                               --------     --------
         Total current assets...............................     37,032       29,195
                                                               --------     --------
Property and equipment:
  Rental equipment..........................................    296,049      349,198
  Other.....................................................     17,122       19,617
  Accumulated depreciation..................................    (17,647)     (38,466)
                                                               --------     --------
         Total property and equipment.......................    295,524      330,349
                                                               --------     --------
Goodwill, net of accumulated amortization of $2,564 and
  $5,202 as of March 31, 1999, and 2000, respectively.......     96,345       99,250
Other assets, net...........................................      8,632        7,570
Long-term deferred tax asset................................        458        3,578
                                                               --------     --------
         Total assets.......................................   $437,991     $469,942
                                                               ========     ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligation...............   $     --     $  3,456
  Current portion of long-term debt.........................        750          750
  Accounts payable..........................................      8,591       10,911
  Accrued expenses..........................................      3,949        6,869
                                                               --------     --------
         Total current liabilities..........................     13,290       21,986
Capital lease obligation....................................         --       10,243
Long-term debt..............................................    343,927      363,036
                                                               --------     --------
         Total liabilities..................................    357,217      395,265
                                                               --------     --------
Commitments and contingencies (Note 10)
Stockholders' equity:
  Series A preferred stock, $.01 par value, 5,000,0000
    shares authorized, 1,320,144 and 1,320,128 shares
    issued, 1,320,144 and 1,318,896 shares outstanding at
    March 31, 1999 and 2000, respectively, $50 per share
    liquidation value.......................................   $     13     $     13
  Common stock, $.01 par value, 994,000 shares authorized,
    330,036 and 330,032 shares issued, 329,906 and 329,724
    shares outstanding at March 31, 1999 and 2000,
    respectively............................................          3            3
  Class A non-voting common stock, $.01 par value, 6,000
    shares authorized, 4,120 shares issued, 4,080 and 3,210
    shares outstanding at March 31, 1999 and 2000,
    respectively............................................         --           --
  Additional paid-in capital................................     82,698       82,697
  Retained deficit..........................................     (1,931)      (7,913)
  Treasury stock, 170 and 2,450 shares at cost at March 31,
    1999 and 2000, respectively.............................         (9)        (123)
                                                               --------     --------
         Total stockholders' equity.........................     80,774       74,677
                                                               --------     --------
         Total liabilities and stockholders' equity.........   $437,991     $469,942
                                                               ========     ========

          See accompanying notes to consolidated financial statements.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  FOR THE PERIOD FROM
                                                   DECEMBER 12, 1997         FOR THE           FOR THE
                                                  (INCEPTION) THROUGH      YEAR ENDED        YEAR ENDED
                                                     MARCH 31, 1998      MARCH 31, 1999    MARCH 31, 2000
                                                  --------------------   ---------------   ---------------
                                                   (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
Revenues:
  Rentals.......................................        $  9,060            $ 85,599          $ 98,295
  Sales.........................................           4,037              43,588            38,000
  Other.........................................              22                 311               154
                                                        --------            --------          --------
          Total revenues........................          13,119             129,498           136,449
                                                        --------            --------          --------
Costs and expenses:
  Rentals, exclusive of depreciation and
     amortization...............................           2,804              31,010            35,352
  Cost of sales, exclusive of depreciation and
     amortization...............................           3,408              36,390            31,943
  Depreciation and amortization.................           1,560              19,314            26,006
  Selling, general and administrative...........           1,305              16,863            16,797
  Interest expense..............................           3,203              29,313            34,327
                                                        --------            --------          --------
          Total costs and expenses..............          12,280             132,890           144,425
                                                        --------            --------          --------
Income (loss) before income taxes...............             839              (3,392)           (7,976)
Income taxes (benefit)..........................             409              (1,031)           (1,994)
                                                        --------            --------          --------
     Net income (loss)..........................        $    430            $ (2,361)         $ (5,982)
                                                        ========            ========          ========
Earnings per share:
  Basic.........................................        $   1.32            $  (7.17)         $ (17.94)
                                                        ========            ========          ========
  Diluted.......................................        $   1.32            $  (7.17)         $ (17.94)
                                                        ========            ========          ========
Weighted average shares outstanding:
  Shares of common stock........................         325,000             329,493           333,520
  Dilutive potential shares of common stock.....              --                  --                --
                                                        --------            --------          --------
          Total weighted average shares of
            common stock outstanding............         325,000             329,493           333,520
                                                        ========            ========          ========

          See accompanying notes to consolidated financial statements.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    FOR THE PERIOD DECEMBER 12, 1997 (INCEPTION) THROUGH MARCH 31, 1998 AND
              FOR THE PERIOD APRIL 1, 1998 THROUGH MARCH 31, 2000

                                                           ADDITIONAL   RETAINED
                                      COMMON   PREFERRED    PAID-IN     EARNINGS    TREASURY
                                      STOCK      STOCK      CAPITAL     (DEFICIT)    STOCK      TOTAL
                                      ------   ---------   ----------   ---------   --------   -------
                                           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
Balance, December 12, 1997
  (Inception)
  Common stock issuance (325,000
     shares at $.01 per share par
     value).........................   $ 3        $         $16,247      $    --     $  --     $16,250
  Series A Preferred stock issuance
     (1,300,000 shares at $.01 per
     share shares at $.01 per share
     par value).....................    --         13        64,987           --        --      65,000
  Net income for period from
     December 12, 1997 (inception)
     through March 31, 1998.........    --         --            --          430        --         430
                                       ---        ---       -------      -------     -----     -------
Balance, March 31, 1998.............   $ 3        $13       $81,234      $   430     $  --     $81,680
  Common stock issuance (9,156
     shares at $.01 per share par
     value).........................    --         --           458           --        --         458
  Series A Preferred stock issuance
     (20,144 shares at $.01 per
     share par value)...............    --         --         1,006           --        --       1,006
  Treasury stock purchase (4,970
     shares at $50 per share).......    --         --            --           --      (249)       (249)
  Sale of treasury stock (4,800
     shares at $50 per share).......    --         --            --           --       240         240
  Net loss for the year ended March
     31, 1999.......................    --         --            --       (2,361)       --      (2,361)
                                       ---        ---       -------      -------     -----     -------
Balance, March 31, 1999.............   $ 3        $13       $82,698      $(1,931)    $  (9)    $80,774
  Common stock cancellation (4
     shares at $.01 per share par
     value).........................    --         --            --           --        --          --
  Series A Preferred stock
     cancellation (16 shares at $.01
     per share par value)...........    --         --            (1)          --        --          (1)
  Treasury stock purchase (2,880
     shares at $50 per share).......    --         --            --           --      (144)       (144)
  Sale of treasury stock (600 shares
     at $50 per share)..............    --         --            --           --        30          30
  Net loss for the year ended March
     31, 2000.......................    --         --            --       (5,982)       --      (5,982)
                                       ---        ---       -------      -------     -----     -------
Balance, March 31, 2000.............   $ 3        $13       $82,697      $(7,913)    $(123)    $74,677
                                       ===        ===       =======      =======     =====     =======

          See accompanying notes to consolidated financial statements.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        FOR THE
                                                      PERIOD FROM
                                                   DECEMBER 12, 1997
                                                      (INCEPTION)         FOR THE          FOR THE
                                                        THROUGH          YEAR ENDED       YEAR ENDED
                                                    MARCH 31, 1998     MARCH 31, 1999   MARCH 31, 2000
                                                   -----------------   --------------   --------------
                                                                     (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss)..............................      $     430          $ (2,361)        $ (5,982)
  Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities:
     Depreciation and amortization...............          1,560            19,314           26,006
     Gain on asset sales.........................            (13)             (192)            (124)
     Deferred income taxes.......................            339            (1,223)          (2,921)
     Amortization of debt issuance costs.........            121             1,162            1,162
     (Increase) Decrease in receivables..........         (1,263)          (10,807)           5,202
     (Increase) Decrease in inventories..........           (223)           (2,594)           1,545
     (Increase) Decrease in other current
       assets....................................         (2,951)            2,183             (633)
     Increase (Decrease) in accounts payable.....         (1,472)            2,537            2,320
     Increase (Decrease) in accrued expenses.....            587            (3,569)             411
     Deferred interest on notes payable..........          1,880            18,316           20,258
     (Increase) Decrease in non-current assets...             --                27             (100)
                                                       ---------          --------         --------
          Net cash provided by (used in)
            operating activities.................         (1,005)           22,793           47,144
                                                       ---------          --------         --------
Cash flows from investing activities:
  Proceeds from asset sales......................            765             8,038            4,442
  Additions to property and equipment............         (2,038)          (68,081)         (60,002)
  Acquisition of Tidewater Compression Service,
     Inc. .......................................       (351,872)               --               --
  Other acquisitions.............................             --            (2,953)          (5,543)
                                                       ---------          --------         --------
          Net cash used in investing
            activities...........................       (353,145)          (62,996)         (61,103)
                                                       ---------          --------         --------
Cash flows from financing activities:
  Net borrowings (repayments) under revolving
     line of credit..............................        285,018            40,249             (400)
  Repayments of long-term debt...................            (36)             (750)            (750)
  Common stock issuance..........................         16,200               252               --
  Preferred stock issuance (cancellation)........         64,800             1,006               (1)
  Debt issuance costs............................         (9,450)               --               --
  Net proceeds from sale-leaseback of vehicles...             --                --            3,119
  Net proceeds from financing lease..............             --                --           10,581
  Purchase of treasury stock.....................             --              (249)            (144)
  Sale of treasury stock.........................             --               240               30
                                                       ---------          --------         --------
          Net cash provided by financing
            activities...........................        356,532            40,748           12,435
                                                       ---------          --------         --------
Net increase (decrease) in cash and cash
  equivalents....................................          2,382               545           (1,524)
                                                       ---------          --------         --------
Cash and cash equivalents at beginning of
  period.........................................             --             2,382            2,927
                                                       ---------          --------         --------
Cash and cash equivalents at end of period.......      $   2,382          $  2,927         $  1,403
                                                       =========          ========         ========
Supplemental disclosure of cash flow information:
  Cash paid for interest.........................      $   1,202          $  9,653         $ 10,471
                                                       =========          ========         ========
  Cash paid for income taxes.....................      $      --          $    697         $    772
                                                       =========          ========         ========
Supplemental schedule of non-cash investing and
  financing activities:
  Class A non-voting common stock (4,120 shares)
     given to employees..........................      $      --          $    206         $     --
                                                       =========          ========         ========

          See accompanying notes to consolidated financial statements.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE PERIOD FROM DECEMBER 12, 1997 (INCEPTION) THROUGH MARCH 31, 1998
                AND FOR THE YEARS ENDED MARCH 31, 1999 AND 2000

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

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

     Compressor fabrication revenue is recognized using the completed-contract method which recognizes revenue upon completion of the contract. This method is used because the typical contract is completed within two to three months and financial position and results of operations do not vary significantly from those which would result from use of the percentage-of-completion method.

  Concentration of Credit Risk

     Trade accounts receivable are due from companies of varying size engaged principally in oil and gas activities in the United States and in certain international locations such as South America, Southeast Asia, Europe and Canada. The Company reviews the financial condition of customers prior to extending credit and periodically updates customer credit information. Payment terms are on a short-term basis and in accordance with industry standards. No single customer accounts for 10% or more of the Company's revenues. For the period from December 12, 1997 (inception) through March 31, 1998 and the years ended March 31, 1999 and 2000 the Company wrote off bad debts totaling $80,000, $330,000 and $116,000, respectively.

  Inventories

     Inventories are recorded at the lower of cost (first in first out FIFO method) or market (net realizable value). Some items of compression equipment are acquired and placed in inventories for subsequent sale or rental to others. Acquisitions of these assets are considered operating activities in the statement of cash flows.

  Properties and Equipment

     Properties and equipment are carried at cost. Depreciation for financial reporting purposes is computed on the straight-line basis beginning with the first rental, with salvage values of 20% for compression equipment, using estimated useful lives of:

Compression equipment....................................  15 years
Other properties and equipment...........................  2-25 years

     Maintenance and repairs are charged to expenses as incurred. Overhauls and major improvements that benefit future periods are capitalized and depreciated over the estimated period of benefits, generally three years. Depreciation expense for the period from December 12, 1997 (inception) through March 31, 1998 and the years ended March 31, 1999 and 2000 was $1,366,226, $16,942,554 and
$23,368,262, respectively.

  Goodwill and Other Assets

     Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis primarily over 40 years. At the balance sheet date, the Company evaluated the recoverability of goodwill based on expectations of undiscounted cash flows from operations and determined that no impairment had occurred. Included in other assets are debt issuance costs, net of accumulated amortization, totaling approximately $8,287,000 and $7,125,000 at March 31, 1999 and 2000, respectively. Such costs are amortized over the period of the respective debt agreements on a straight-line method which approximates the effective interest method.

  Stock-Based Compensation

     Under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company elected to measure compensation cost using the intrinsic value-based method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As such, the Company is required to make pro forma disclosures of net income and, if presented, earnings per share as if the fair value based method of accounting defined by SFAS No. 123 had been applied. See Note 7.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

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

  Foreign Currency Transactions

     Activities outside the United States are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resultant translation adjustments for the period from December 12, 1997 (inception) through March 31, 1998 and the years ended March 31, 1999 and 2000 were not significant.

  Fair Value of Financial Instruments

     The Company's financial instruments consist of trade receivables and payables (which have carrying values that approximate fair value) and long-term debt. The fair values of the Company's term loan and revolving credit facility (see Note 4) are representative of their carrying values based upon variable rate terms. The fair value of the senior discount notes was approximately $172.0 million and $181.6 million, as compared to a carrying amount of $195.2 million and $215.5 million at March 31, 1999 and 2000, respectively. The estimated fair value amounts have been determined by the Company using appropriate valuation methodologies and information available to management as of March 31, 2000 based on the quoted market price from brokers of these notes.

  Environmental Liabilities

     The costs to remediate and monitor environmental matters are accrued when such liabilities are considered probable and a reasonable estimate of such costs is determinable.

  New Accounting Pronouncements

     Effective April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement was effective for fiscal years beginning after December 15, 1997 and required retroactive presentation of total nonowner changes in equity, including items not currently reflected in net income, for all periods presented. For the years ended March 31, 1999 and 2000, the effect of transactions which would have given rise to further disclosure were not significant.

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

  Earnings per Share

     The Company has disclosed earnings per share data; however, such amounts are not meaningful because the Company is beneficially owned by a single stockholder under the terms of voting agreements.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

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

     The following table presents the unaudited pro forma revenue, gross profit and net income amounts as if the Acquisition occurred on December 12, 1997 (inception) (in thousands):

                                                          PERIOD FROM
                                                       DECEMBER 12, 1997
                                                      (INCEPTION) THROUGH
                                                        MARCH 31, 1998
                                                      -------------------
                                                          (UNAUDITED)
Revenues...........................................         $32,630
                                                            -------
Gross profit.......................................         $15,992
                                                            -------
Net loss...........................................         $(1,427)

3. INVENTORIES

     Inventories at March 31 consisted of the following (in thousands):

                                                              1999      2000
                                                             -------   ------
Finished goods.............................................  $ 5,279   $5,551
Work-in-progress...........................................    4,993    3,176
                                                             -------   ------
          Total............................................  $10,272   $8,727
                                                             =======   ======

4. LONG-TERM DEBT

     The Company's debt at March 31 consisted of the following (in thousands):

                                                                1999       2000
                                                              --------   --------
Term loan, bearing interest of LIBOR + 2.5%, due February
  2005 and collateralized by property of Universal..........  $ 74,063   $ 73,313
Revolving credit facility, bearing interest of LIBOR +
  2.25%, due February 2003 and collateralized by property of
  Universal.................................................    75,400     75,000
Senior discount notes, bearing interest of 9 7/8% per annum, due 2008, net of discount of $75,615 and $58,680 at March
  31, 1999 and 2000, respectively, unsecured................   166,885    183,820
Senior discount notes, bearing interest of 11 3/8% per
  annum, due 2009, net of discount of $15,171 and $11,847 at
  March 31, 1999 and 2000, respectively, unsecured..........    28,329     31,653
                                                              --------   --------
          Total debt........................................   344,677    363,786
Less current maturities.....................................       750        750
                                                              --------   --------
          Total long-term debt..............................  $343,927   $363,036
                                                              ========   ========

     The Company's senior secured credit agreement ("Credit Agreement") provides for $75 million under the term loan and $85 million under the revolving credit facility, which includes a sublimit for letters of credit.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

The available capacity on the revolving credit facility at March 31, 1999 and 2000 was approximately $8,143,000 and $7,701,000, respectively, after giving effect to outstanding letters of credit. The interest rates on the term loan and the revolving credit facility at March 31, 1999 were 7.44% and 7.19%, respectively. The interest rates on the term loan and the revolving credit facility at March 31, 2000 were 8.69% and 8.36%, respectively. Under the revolving credit facility, a commitment fee of 0.50% per annum on the average available commitment is payable quarterly.

     The Credit Agreement contains certain financial covenants and limitations on, among other things, acquisitions, sales, indebtedness and liens. The Credit Agreement also limits the payment of cash dividends related to Universal paying up to $1 million to the Company in any given fiscal year. In addition, the Company has substantial dividend payment restrictions under the indenture related to the senior discount notes. The Company was in compliance with all such covenants and limitations at March 31, 2000. As defined by the Credit Agreement, any "change of control" would result in an "Event of Default" and all amounts outstanding under the Credit Agreement would become due and payable. All principal amounts and accrued interest would become due without further notice.

     Interest related to both the 9 7/8% senior discount notes and the 11 3/8% senior discount notes is payable semi-annually on August 15 and February 15, commencing August 15, 2003.

     Maturities of long-term debt as of March 31, 2000, in thousands, are 2001 -- $750; 2002 -- $750; 2003 -- $82,125; 2004 -- $30,938; 2005 -- $33,750;
and $215,473 thereafter.

5. CAPITAL LEASES

     On July 21, 1999, a wholly owned subsidiary of the Company entered into a financing lease with Societe Generale Financial Corporation regarding certain compression equipment. The financing lease has a term of 5 years and bears interest at a rate of LIBOR plus 4.25%. The financing lease is related to the Colombian operations of the Company's subsidiary.

     On June 17, 1999, Universal signed a master lease agreement with GE Capital Fleet Services completing a sale and lease back of the majority of its service vehicle fleet. Under the agreement, the vehicles were sold and leased back by Universal at lease terms ranging from 20 months to 56 months and will continue to be deployed by Universal under its normal operating procedures.

     Principal amortization associated with both leases is recorded in the Consolidated Statements of Cash Flows. Property and equipment at March 31, 2000 include the following amounts for capitalized leases (in thousands):

Compression equipment......................................  $11,925
Service vehicles...........................................    4,363
                                                             -------
                                                              16,288
Less accumulated depreciation..............................   (2,365)
                                                             -------
          Net assets under capital leases..................  $13,923
                                                             =======

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

     Future minimum lease payments under non-cancelable capital leases as of March 31, 2000 are as follows (in thousands):

2001.......................................................  $ 3,456
2002.......................................................    3,302
2003.......................................................    3,171
2004.......................................................    2,774
2005.......................................................      996
Thereafter.................................................
                                                             -------
          Total............................................  $13,699
                                                             =======

6. INCOME TAXES

     For the period from December 12, 1997 (inception) through March 31, 1998 and the years ended March 31, 1999 and 2000, substantially all of the Company's income and losses before income taxes were derived from its U.S. operations.

     Income tax expense (benefit) for the period from December 12, 1997 (inception) through March 31, 1998 and the years ended March 31, 1999 and 2000 consisted of the following (in thousands):

                                                         FOR THE
                                                       PERIOD FROM
                                                    DECEMBER 12, 1997
                                                   (INCEPTION) THROUGH
                                                     MARCH 31, 1998       1999      2000
                                                   -------------------   -------   -------
Current:
  Foreign........................................         $ 71           $   145   $   889
Deferred:
  Federal........................................          303            (1,055)   (2,655)
  State..........................................           35              (121)     (228)
                                                          ----           -------   -------
          Total..................................         $409           $(1,031)  $(1,994)
                                                          ====           =======   =======

     A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the federal statutory income tax rate to income before taxes for the period from December 12, 1997 (inception) through March 31, 1998 and the years ended March 31, 1999 and 2000 is as follows (in thousands):

                                                         FOR THE
                                                       PERIOD FROM
                                                       DECEMBER 12,
                                                           1997
                                                       (INCEPTION)
                                                         THROUGH
                                                      MARCH 31, 1998    1999      2000
                                                      --------------   -------   -------
Benefit for income taxes at statutory rate..........       $294        $(1,187)  $(2,791)
State taxes.........................................         30           (121)     (228)
Foreign taxes.......................................         71            145       889
Non-deductible expenses and other...................         14            132       136
                                                           ----        -------   -------
          Total.....................................       $409        $(1,031)  $(1,994)
                                                           ====        =======   =======

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

     The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at March 31 are (in thousands):

                                                                1999       2000
                                                              --------   --------
Deferred tax assets:
  Net operating loss carryforwards..........................  $ 24,235   $ 35,217
  Other.....................................................       630      1,172
                                                              --------   --------
          Total.............................................    24,865     36,389
Valuation allowance.........................................      (145)      (889)
                                                              --------   --------
          Total.............................................    24,720     35,500
                                                              --------   --------
Deferred tax liabilities:
  Depreciation differences on property and equipment........   (21,905)   (28,319)
  Other.....................................................    (1,931)    (3,376)
                                                              --------   --------
          Total.............................................   (23,836)   (31,695)
                                                              --------   --------
          Net deferred tax asset............................  $    884   $  3,805
                                                              ========   ========

     A valuation allowance has been established against the Company's deferred tax assets related to foreign tax credits. The Company believes that it is probable that all other deferred tax assets will be realized on future tax returns, primarily from the generation of future taxable income through both profitable operations and future reversals of existing taxable temporary differences.

     As a result of the activity for the period from December 12, 1997 (inception) through March 31, 1998 and the years ended March 31, 1999 and 2000, the Company has net operating loss ("NOL") carryforwards available to offset future taxable income. The Company has NOL carryforwards of approximately $91,752,000 at March 31, 2000 which will expire, if not utilized, as follows:
2018 -- $4,185,000; 2019 -- $30,939,000 and 2020 -- $56,628,000. Utilization of
the carryforwards could be limited by Section 382 of the Internal Revenue Code of 1986, as amended, depending on future changes in ownership. See Note 13 for further information.

7. STOCKHOLDERS' EQUITY

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

  Redeemable Preferred Stock

     At March 31, 2000, the Company has issued 1,320,128 shares of Series A preferred stock ("Preferred Stock") which is redeemable at any time as a whole or in part at the option of the Company for cash in the amount of $50 per share. No dividends are payable at March 31, 2000 on the Preferred Stock. The Preferred Stock in the event of any liquidation, dissolution or winding up of the Company, or a merger or consolidation of the Company, or a sale of substantially all of the assets of the Company, each case as would constitute a "Change of Control" under the indenture, will begin to accrue dividends at a rate of 12% per annum payable quarterly beginning 90 days subsequent to such "Change of Control."

     Each share of Preferred Stock equates to one vote on all matters taken to the common shareholders. All holders of Preferred Stock and common stock are treated as one class in relation to voting rights.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

  Stock Options

     In order to motivate and retain key employees, the Company established an incentive stock option plan. The Company measures compensation cost for this plan using the intrinsic value method of accounting prescribed by APB No. 25 "Accounting for Stock Issued to Employees." Given the terms of the plan, no compensation cost has been recognized for stock options granted under the plan. The incentive stock plan became effective on February 20, 1998, and on that date certain key employees were granted stock options. The options are exercisable over a ten-year period and generally vest over the following time period:

Year 1......................................................  33 1/3%
Year 2......................................................  33 1/3%
Year 3......................................................  33 1/3%

     The following is a summary of stock option activity for the period from December 12, 1997 (inception) through March 31, 1998 and the years ended March 31, 1999 and 2000:

                                                                         WEIGHTED
                                                                       AVERAGE PRICE
                                                              SHARES     PER SHARE
                                                              ------   -------------
Options outstanding, December 12, 1997 (inception)..........      --         --
  Options granted...........................................  30,148        $50
                                                              ------
Options outstanding, March 31, 1998.........................  30,148         50
                                                              ======
  Options granted...........................................  11,616         50
  Options cancelled.........................................  (6,290)        50
                                                              ------
Options outstanding, March 31, 1999.........................  35,474         50
                                                              ======
  Options granted...........................................   7,152         50
  Options cancelled.........................................  (5,826)        50
                                                              ------
Options outstanding, March 31, 2000.........................  36,800         50
                                                              ======

     As of March 31, 2000, under the incentive stock option plan the Company had 5,938 stock options available for grant.

     The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted-average assumptions:

Expected life...............................................  3 years
Interest rate...............................................      6.4%
Dividend yield..............................................        0%
Expected volatility of the Company's stock price............        0%

     On a pro forma basis after giving effect to the fair value based method of accounting for employee stock compensation required by SFAS 123, compensation expense would have been approximately $8,000, $76,000 and $109,000 for the period from December 12, 1997 (inception) through March 31, 1998 and the years ended March 31, 1999 and 2000, respectively.

8. EMPLOYEE BENEFITS

     The Company has a defined contribution 401(k) plan covering substantially all employees. The Company makes matching contributions under this plan equal to 50% of each participant's contribution of up to 6% of the participant's compensation. Company contributions to the plan were approximately $159,000, $493,000

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

and $473,000 for the period from December 12, 1997 (inception) through March 31, 1998 and the years ended March 31, 1999 and 2000, respectively.

9. RELATED-PARTY TRANSACTIONS

  Management Agreement

     Castle Harlan Inc., an affiliate of a major stockholder of the Company, entered into an agreement whereby, in exchange for certain management services rendered, the Company agreed to pay a fee to Castle Harlan Inc. totaling $3 million per year. The amount was paid in advance for the first year and quarterly in advance thereafter. The agreement is for a term of five years, renewable automatically from year to year thereafter unless Castle Harlan Inc. or its affiliates beneficially own less than 20% of the then outstanding stock of the Company. The Company paid Castle Harlan Inc. $3,000,000, $750,000 and $3,000,000 during the period from December 12, 1997 (inception) through March 31, 1998 and the years ended March 31, 1999 and 2000, respectively. The fee is recorded at the rate of $750,000 per quarter in selling, general and administrative expenses.

     As of March 31, 2000, 4,520 shares of common stock and 18,080 shares of preferred stock held by certain officers of the Company are subject to certain repurchase requirements by the Company in the event of termination of the officer by the Company without "cause," disability or death as specified in the Stock Repurchase Agreement. The Company maintains an insurance policy to fund substantially all of its obligations in the event of disability or death.

  Finder's Fee/Consulting Arrangement

     The Company paid a member of its Board of Directors (the "Director") $1,750,000 (a "finders fee") related to services provided by the Director for the Acquisition. Upon consummation of the Acquisition, $1,100,000 of the finders fee was issued to the Director as capital stock of the Company at $50 per share par value. The Company paid the remaining $650,000 of the finders fee in cash to the Director on March 4, 1998. In addition, the Company will pay the Director an annual consulting fee of $150,000 for consulting services for a stated term of five years. The agreement will automatically extend for one-year periods unless the parties elect to terminate the agreement. The Company paid the Director $12,500, $165,523 and $140,264 during the period from December 12, 1997
(inception) through March 31, 1998 and the years ended March 31, 1999 and 2000, respectively.

     The Company also paid a closing bonus to an officer of the Company consisting of 1,000 shares of the Company's common stock, 4,000 shares of the Company's preferred stock, both valued at $50 per share, and $100,000 cash for services performed in conjunction with the Acquisition prior to his employment.

10. COMMITMENTS AND CONTINGENCIES

     Rent expense for the period from December 12, 1997 (inception) through March 31, 1998 and the years ended March 31, 1999 and 2000 was approximately $43,000, $427,000 and $415,000, respectively. Commitments for future lease payments were not significant at March 31, 2000.

     In the ordinary course of business, the Company is involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on the Company's financial position, operating results, or cash flows.

     An environmental assessment (the "Assessment") of the operations, physical premises and assets of the Company was completed in connection with the Acquisition. In the event that remediation is undertaken by the Company, then pursuant to the stock purchase agreement, costs of such remediation shall be paid as follows: Tidewater, Inc. shall pay 75% of the first $4 million, 83.33% of the next $6 million, and 100% of the

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

costs in excess of $10 million, although not to exceed the upper limit of the range in the Assessment. Tidewater, Inc. has disputed certain aspects of the Assessment, but has not disputed its obligation to reimburse the Company for actual costs incurred in remediating environmental conditions identified in the Assessment. The Company has recorded a provision of approximately $1,100,000 at March 31, 2000 for environmental remediation costs. The Company continues to further evaluate the Company's remediation requirements under existing laws, rules and regulations. Considering Tidewater's obligations pursuant to the stock purchase agreement, the Company continues to believe that any unrecorded remediation obligations will not have a material impact on its financial condition, results of operations and cash flows. Should the Company incur remediation costs, a receivable from Tidewater, Inc. for the expected reimbursement based on the terms of the stock purchase agreement will be recorded. The unreimbursed portion of any such remediation costs will be charged against the Company's environmental remediation liability.

     At the time of the Acquisition, the Company entered into a Purchase Price Adjustment Agreement with Tidewater, Inc. The agreement provides for potential additional amounts to be paid to Tidewater, Inc. upon a liquidity event, as defined in the agreement. The potential amount is based upon a formula related to accreted growth on Castle Harlan's initial investment above a certain growth rate which is compounded quarterly.

     The Company has no other commitments or contingent liabilities which, in the judgment of management, would result in losses that would materially affect the Company's consolidated financial position or operating results.

11. INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

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

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately since each business requires different marketing strategies due to customer specifications. The business was acquired as a unit (see Note 1 -- Organization).

     The following table presents sales and other financial information by industry segment for the year ended March 31, 2000 (in thousands):

                                 DOMESTIC     INTERNATIONAL                CORPORATE
                                RENTAL AND     RENTAL AND     ENGINEERED      AND
                                MAINTENANCE    MAINTENANCE     PRODUCTS    OTHER(a)     TOTAL
                                -----------   -------------   ----------   ---------   --------
Revenues......................   $ 83,577        $14,718       $25,258      $12,896    $136,449
Operating income (loss).......     22,262          3,974           971       (1,049)     26,158
Depreciation and
  amortization................     19,104          3,947           196        2,759      26,006
Capital expenditures..........     50,980          8,079           899           44      60,002
Identifiable assets...........    310,563         49,204        10,205       99,970     469,942

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

     The following table presents sales and other financial information by industry segment for the year ended March 31, 1999 (in thousands):

                                 DOMESTIC     INTERNATIONAL                CORPORATE
                                RENTAL AND     RENTAL AND     ENGINEERED      AND
                                MAINTENANCE    MAINTENANCE     PRODUCTS    OTHER(a)     TOTAL
                                -----------   -------------   ----------   ---------   --------
Revenues......................   $ 78,821        $ 6,778       $22,429      $21,470    $129,498
Operating income (loss).......     22,394          2,483           949         (116)     25,710
Depreciation and
  amortization................     15,626          1,020           161        2,507      19,314
Capital expenditures..........     48,428         17,293         2,123          237      68,081
Identifiable assets...........    311,490         16,093        11,421       98,987     437,991

     The following table presents sales and other financial information by industry segment for the period from December 12, 1997 (inception) through March 31, 1998 (in thousands):

                                 DOMESTIC     INTERNATIONAL                CORPORATE
                                RENTAL AND     RENTAL AND     ENGINEERED      AND
                                MAINTENANCE    MAINTENANCE     PRODUCTS    OTHER(a)     TOTAL
                                -----------   -------------   ----------   ---------   --------
Revenues......................   $  8,407        $   652        $3,165      $   895    $ 13,119
Operating income..............      3,373            298           189          166       4,026
Depreciation and
  amortization................      1,461             83            10            6       1,560
Capital expenditures..........      1,465            529            --           44       2,038
Identifiable assets...........    262,218         14,752         7,865       95,391     380,226

---------------

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

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for the year ended March 31, 2000 is as follows (in thousands):

                                           JUNE 30   SEPTEMBER 30   DECEMBER 31   MARCH 31
                                           -------   ------------   -----------   --------
Revenues.................................  $33,808     $34,988        $33,729     $33,924
Operating income.........................    5,966       6,632          6,697       6,863
Net loss.................................   (1,238)     (1,578)        (1,276)     (1,890)

13. SUBSEQUENT EVENT

     On April 5, 2000, the Company filed a Registration Statement on Form S-1 to register the offering to the public of 7,000,000 shares of its common stock, par value $.01 per share, under the Securities Act of 1933, as amended. As of May 22, 2000, this Registration Statement had not been declared effective. The Company is also negotiating to enter into a new $50.0 million revolving credit facility and $200.0 million operating lease facility concurrently with the proposed offering. The Company will not consummate the offering unless it concurrently closes these new financing arrangements. If the offering and concurrent financing arrangements are consummated, the Company will concurrently implement a recapitalization. Pursuant to the recapitalization, all of the Company's non-voting common stock will be converted into shares of its common stock on a one-for-one basis, the common stock will be split on a 7.4248-for-1 basis and all of the Company's outstanding preferred stock will be converted into common stock on a post-split ratio of one share of preferred stock into
2.3256 shares of common stock.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Universal Compression, Inc.

     We have audited the accompanying consolidated balance sheets of Universal Compression, Inc. and Subsidiaries (the "Company") as of March 31, 1999 and 2000, and the related consolidated statements of operations, stockholder's equity and cash flows for the period from December 12, 1997 (inception) through March 31, 1998 and for the years ended March 31, 1999 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 1999 and 2000, and the results of its operations and its cash flows for the period from December 12, 1997 (inception) through March 31, 1998 and for the years ended March 31, 1999 and 2000, in conformity with accounting principles generally accepted in the United States of America.

                                            DELOITTE & TOUCHE LLP

Houston, Texas
April 28, 2000
(May 22, 2000 as to Note 12)

                          UNIVERSAL COMPRESSION, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              MARCH 31,         MARCH 31,
                                                                 1999              2000
                                                              ----------        ----------
                                                               (IN THOUSANDS, EXCEPT FOR
                                                              SHARE AND PER SHARE AMOUNTS)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................   $  2,927          $  1,403
    Receivables, net of allowance for bad debts of $123 and
      $227 as of March 31, 1999 and 2000, respectively......     22,469            17,267
  Inventories...............................................     10,272             8,727
  Current deferred tax asset................................        426               227
  Other.....................................................        916             1,519
                                                               --------          --------
         Total current assets...............................     37,010            29,143
                                                               --------          --------
Property and equipment:
  Rental equipment..........................................    296,049           349,198
  Other.....................................................     17,122            19,617
  Accumulated depreciation..................................    (17,647)          (38,466)
                                                               --------          --------
         Total property and equipment.......................    295,524           330,349
                                                               --------          --------
Goodwill, net of accumulated amortization of $2,558 and
  $5,189 as of March 31, 1999 and 2000, respectively........     96,101            99,013
Other assets, net...........................................      7,852             6,878
Long-term deferred tax asset................................         --               962
                                                               --------          --------
         Total assets.......................................   $436,487          $466,345
                                                               ========          ========
                           LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current portion of capital lease obligation...............   $     --          $  3,456
  Current portion of long-term debt.........................        750               750
  Accounts payable..........................................      8,591            10,911
  Accrued expenses..........................................      3,947             6,869
  Payable to parent.........................................      1,434             1,288
                                                               --------          --------
         Total current liabilities..........................     14,722            23,274
Long-term deferred tax liability............................        859                --
Capital lease obligation....................................         --            10,243
Long-term debt..............................................    315,598           331,383
                                                               --------          --------
         Total liabilities..................................    331,179           364,900
                                                               --------          --------
Commitments and contingencies (Note 9)
Stockholder's equity:
  Common stock, $10 par value, 5,000 shares authorized and
    4,910 shares issued and outstanding at March 31, 1999
    and 2000................................................         49                49
  Additional paid-in capital................................    105,131           105,131
  Retained earnings (deficit)...............................        128            (3,735)
                                                               --------          --------
         Total stockholder's equity.........................    105,308           101,445
                                                               --------          --------
         Total liabilities and stockholder's equity.........   $436,487          $466,345
                                                               ========          ========

          See accompanying notes to consolidated financial statements.

                          UNIVERSAL COMPRESSION, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        FOR THE PERIOD FROM    FOR THE      FOR THE
                                                         DECEMBER 12, 1997    YEAR ENDED   YEAR ENDED
                                                        (INCEPTION) THROUGH   MARCH 31,    MARCH 31,
                                                          MARCH 31, 1998         1999         2000
                                                        -------------------   ----------   ----------
                                                               (IN THOUSANDS, EXCEPT FOR SHARE
                                                                   AND PER SHARE AMOUNTS)
Revenues:
  Rentals.............................................        $ 9,060          $ 85,599     $ 98,295
  Sales...............................................          4,037            43,588       38,000
  Other...............................................             22               311          154
                                                              -------          --------     --------
          Total revenues..............................         13,119           129,498      136,449
                                                              -------          --------     --------
Costs and expenses:
  Rentals, exclusive of depreciation and
     amortization.....................................          2,804            31,010       35,352
  Cost of sales, exclusive of depreciation and
     amortization.....................................          3,408            36,390       31,943
  Depreciation and amortization.......................          1,560            19,308       26,000
  Selling, general and administrative.................          1,305            16,862       16,797
  Interest expense....................................          2,896            26,251       30,916
                                                              -------          --------     --------
          Total costs and expenses....................         11,973           129,821      141,008
                                                              -------          --------     --------
Income (loss) before income taxes.....................          1,146              (323)      (4,559)
Income taxes (benefit)................................            529               166         (696)
                                                              -------          --------     --------
          Net income (loss)...........................        $   617          $   (489)    $ (3,863)
                                                              =======          ========     ========

          See accompanying notes to consolidated financial statements.

                          UNIVERSAL COMPRESSION, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
    FOR THE PERIOD FROM DECEMBER 12, 1997 (INCEPTION) THROUGH MARCH 31, 1998
            AND FOR THE PERIOD APRIL 1, 1998 THROUGH MARCH 31, 2000

                                                                 ADDITIONAL     RETAINED
                                                       COMMON      PAID-IN      EARNINGS
                                                        STOCK      CAPITAL     (DEFICIT)      TOTAL
                                                       -------   -----------   ----------   ---------
                                                       (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE
                                                                          AMOUNTS)
Balance, December 12, 1997 (Inception)
  Common stock issuance (4,910 shares at $10 per
     share par value)................................    $49      $105,131           --     $105,180
  Net income for period from December 12, 1997
     (inception) through March 31, 1998..............     --            --      $   617          617
                                                         ---      --------      -------     --------
Balance, March 31, 1998..............................    $49      $105,131      $   617     $105,797
  Net loss for the year ended March 31, 1999.........     --            --         (489)        (489)
Balance, March 31, 1999..............................    $49      $105,131      $   128     $105,308
                                                         ===      ========      =======     ========
  Net loss for the year ended March 31, 2000.........     --            --       (3,863)      (3,863)
Balance, March 31, 2000..............................    $49      $105,131      $(3,735)    $101,445
                                                         ===      ========      =======     ========

          See accompanying notes to consolidated financial statements.

                          UNIVERSAL COMPRESSION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      FOR THE PERIOD
                                                           FROM
                                                     DECEMBER 12, 1997     FOR THE YEAR     FOR THE YEAR
                                                    (INCEPTION) THROUGH       ENDED            ENDED
                                                      MARCH 31, 1998      MARCH 31, 1999   MARCH 31, 2000
                                                    -------------------   --------------   --------------
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss)...............................       $     617           $   (489)        $ (3,863)
  Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities:
     Depreciation and amortization................           1,560             19,308           26,000
     Gain on asset sales..........................             (13)              (192)            (124)
     Deferred income taxes........................             458                (25)          (1,622)
     Amortization of debt issuance costs..........             121              1,074            1,074
     (Increase) Decrease in receivables...........          (1,263)           (10,807)           5,202
     (Increase) Decrease in inventories...........            (223)            (2,594)           1,545
     (Increase) Decrease in other current
       assets.....................................          (2,951)             2,205             (602)
     Increase (Decrease) in accounts payable......          (1,472)             2,537            2,320
     Increase (Decrease) in accrued expenses......             587             (3,777)             411
     Increase (Decrease) in payable to parent.....              --              1,434             (146)
     Deferred interest on notes payable...........           1,880             15,341           16,934
     (Increase) Decrease in non-current assets....              --                 27             (100)
                                                         ---------           --------         --------
          Net cash provided by (used in) operating
            activities............................            (699)            24,042           47,029
                                                         ---------           --------         --------
Cash flows from investing activities:
  Proceeds from asset sales.......................             765              8,038            4,442
  Additions to property and equipment.............          (2,038)           (68,081)         (60,002)
  Acquisition of Tidewater Compression Service,
     Inc. ........................................        (351,872)                --               --
  Other acquisitions..............................              --             (2,953)          (5,543)
                                                         ---------           --------         --------
          Net cash used in investing activities...        (353,145)           (62,996)         (61,103)
                                                         ---------           --------         --------
Cash flows from financing activities:
  Net borrowings (repayments) under revolving line
     of credit....................................         259,664             40,249             (400)
  Repayments of long-term debt....................             (36)              (750)            (750)
  Net proceeds from sale-leaseback of vehicles....              --                 --            3,119
  Net proceeds from financing lease...............              --                 --           10,581
  Common stock issuance...........................         105,180                 --               --
  Debt issuance costs.............................          (8,582)                --               --
                                                         ---------           --------         --------
          Net cash provided by financing
            activities............................         356,226             39,499           12,550
                                                         ---------           --------         --------
Net increase (decrease) in cash and cash
  equivalents.....................................           2,382                545           (1,524)
                                                         ---------           --------         --------
Cash and cash equivalents at beginning of
  period..........................................              --              2,382            2,927
                                                         ---------           --------         --------
Cash and cash equivalents at end of period........       $   2,382           $  2,927         $  1,403
                                                         =========           ========         ========
Supplemental disclosure of cash flow information:
  Cash paid for interest..........................       $   1,202           $  9,653         $ 10,471
                                                         =========           ========         ========
  Cash paid for income taxes......................       $      --           $    697         $    772
                                                         =========           ========         ========

          See accompanying notes to consolidated financial statements.

                          UNIVERSAL COMPRESSION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE PERIOD FROM DECEMBER 12, 1997 (INCEPTION) THROUGH MARCH 31, 1998
                AND FOR THE YEARS ENDED MARCH 31, 1999 AND 2000

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

                          UNIVERSAL COMPRESSION, INC.

  Concentration of Credit Risk

     Trade accounts receivable are due from companies of varying size engaged principally in oil and gas activities in the United States and in certain international locations such as South America, Southeast Asia, Europe and Canada. The Company reviews the financial condition of customers prior to extending credit and periodically updates customer credit information. Payment terms are on a short-term basis and in accordance with industry standards. No single customer accounts for 10% or more of the Company's revenues. For the period from December 12, 1997 (inception) through March 31, 1998 and the years ended March 31, 1999 and 2000 the Company wrote off bad debts totaling $80,000, $330,000 and $116,000, respectively.

  Inventories

     Inventories are recorded at the lower of cost (first in first out FIFO method) or market (net realizable value). Some items of compression equipment are acquired and placed in inventories for subsequent sale or rental to others. Acquisitions of these assets are considered operating activities in the statement of cash flows.

  Properties and Equipment

     Properties and equipment are carried at cost. Depreciation for financial reporting purposes is computed on the straight-line basis beginning with the first rental, with salvage values of 20% for compression equipment, using estimated useful lives of:

Compression equipment....................................    15 years
Other properties and equipment...........................  2-25 years

     Maintenance and repairs are charged to expense as incurred. Overhauls and major improvements that benefit future periods are capitalized and depreciated over the estimated period of benefits, generally three years. Depreciation expense for the period from December 12, 1997 (inception) through March 31, 1998 and the years ended March 31, 1999 and 2000 was $1,366,226, $16,942,554 and
$23,368,262, respectively.

  Goodwill and Other Assets

     Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis primarily over 40 years. At the balance sheet date, the Company evaluated the recoverability of goodwill based on expectations of undiscounted cash flows from operations and determined that no impairment had occurred. Included in other assets are debt issuance costs, net of accumulated amortization, totaling approximately $7,507,000 and $6,432,000 at March 31, 1999 and 2000, respectively. Such costs are amortized over the period of the respective debt agreements on a straight-line method which approximates the effective interest method.

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

  Foreign Currency Transactions

     Activities outside the United States are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resultant translation

                          UNIVERSAL COMPRESSION, INC.

adjustments for the period from December 12, 1997 (inception) through March 31, 1998 and the years ended March 31, 1999 and 2000 were not significant.

  Fair Value of Financial Instruments

     The Company's financial instruments consist of trade receivables and payables (which have carrying values that approximate fair value) and long-term debt. The fair values of the Company's term loan and revolving credit facility (see Note 4) are representative of their carrying values based upon variable rate terms. The fair value of the senior discount notes was approximately $145.5 million and $151.6 million, as compared to a carrying amount of $166.9 million and $183.8 million at March 31, 1999 and 2000, respectively. The estimated fair value amounts have been determined by the Company using appropriate valuation methodologies and information available to management as of March 31, 2000 based on the quoted market price from brokers of these notes.

  Environmental Liabilities

     The costs to remediate and monitor environmental matters are accrued when such liabilities are considered probable and a reasonable estimate of such costs is determinable.

  New Accounting Pronouncements

     Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement was effective for fiscal years beginning after December 15, 1997 and required retroactive presentation of total nonowner changes in equity, including items not currently reflected in net income, for all periods presented. For the years ended March 31, 1999 and 2000, the effect of transactions which would have given rise to further disclosure was not significant.

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

                          UNIVERSAL COMPRESSION, INC.

     The following table presents the (unaudited) pro forma revenue, gross profit and net income amounts as if the Acquisition occurred on December 12, 1997 (inception)(in thousands):

                                                          PERIOD FROM
                                                       DECEMBER 12, 1997
                                                      (INCEPTION) THROUGH
                                                        MARCH 31, 1998
                                                      -------------------
                                                          (UNAUDITED)
Revenues...........................................         $32,630
                                                            -------
Gross profit.......................................         $15,992
                                                            -------
Net loss...........................................         $  (476)
                                                            -------

3. INVENTORIES

     Inventories at March 31 consisted of the following (in thousands):

                                                               1999      2000
                                                              -------   ------
Finished goods..............................................  $ 5,279   $5,551
Work-in-progress............................................    4,993    3,176
                                                              -------   ------
          Total.............................................  $10,272   $8,727
                                                              =======   ======

4. LONG-TERM DEBT

     The Company's debt at March 31 consisted of the following (in thousands):

                                                                1999       2000
                                                              --------   --------
Term loan, bearing interest of LIBOR + 2.5%, due February
  2005 and collateralized by property of the Company........  $ 74,063   $ 73,313
Revolving credit facility, bearing interest of LIBOR +
  2.25%, due February 2003 and collateralized by property of
  the Company...............................................    75,400     75,000
Senior discount notes, bearing interest of 9 7/8% per annum, due 2008, net of discount of $75,615 and $58,680 at March
  31, 1999 and 2000, respectively, unsecured................   166,885    183,820
                                                              --------   --------
          Total debt........................................   316,348    332,133
Less current maturities.....................................       750        750
                                                              --------   --------
          Total long-term debt..............................  $315,598   $331,383
                                                              --------   --------

     The Company's senior secured credit agreement ("Credit Agreement") provides for $75 million under the term loan and $85 million under the revolving credit facility, which includes a sublimit for letters of credit. The available capacity on the revolving credit facility at March 31, 1999 and 2000 was approximately $8,143,000 and $7,701,000, respectively, after giving effect to outstanding letters of credit. The interest rates on the term loan and the revolving credit facility at March 31, 1999 were 7.44% and 7.19%, respectively. The interest rates on the term loan and the revolving credit facility at March 31, 2000 were 8.69% and 8.36%, respectively. Under the revolving credit facility, a commitment fee of 0.50% per annum on the average available commitment is payable quarterly.

     The Credit Agreement contains certain financial covenants and limitations on, among other things, acquisitions, sales, indebtedness and liens. The Credit Agreement also limits the payment of cash dividends related to the Company paying up to $1 million to Holdings in any given fiscal year. In addition, the Company has substantial dividend payment restrictions under the indenture related to the senior discount notes. The Company was in compliance with all such covenants and limitations at March 31, 2000. As defined by the

                          UNIVERSAL COMPRESSION, INC.

Credit Agreement, any "change of control" would result in an "Event of Default" and all amounts outstanding under the Credit Agreement would become due and payable. All principal amounts and accrued interest would become due without further notice.

     Interest related to the 9 7/8% senior discount notes is payable semi-annually on August 15 and February 15, commencing August 15, 2003.

     Maturities of long-term debt as of March 31, 2000, in thousands, are 2001 -- $750; 2002 -- $750; 2003 -- $82,125; 2004 -- $30,938; 2005 -- $33,750;
and $183,820 thereafter.

5. CAPITAL LEASES

     On July 21, 1999, a wholly owned subsidiary of the Company entered into a financing lease with Societe Generale Financial Corporation regarding certain compression equipment. The financing lease has a term of 5 years and bears interest at a rate of LIBOR plus 4.25%. The financing lease is related to the Colombian operations of the Company's subsidiary.

     On June 17, 1999, the Company signed a master lease agreement with GE Capital Fleet Services completing a sale and lease back of the majority of its service vehicle fleet. Under the agreement, the vehicles were sold and leased back by the Company at lease terms ranging from 20 months to 56 months and will continue to be deployed by the Company under its normal operating procedures.

     Principal amortization associated with both leases is recorded in the Consolidated Statements of Cash Flows. Property and equipment at March 31, 2000 include the following amounts for capitalized leases (in thousands):

Compression equipment.....................................   $11,925
Service vehicles..........................................     4,363
                                                             -------
                                                              16,288
Less accumulated depreciation.............................    (2,365)
                                                             -------
Net assets under capital leases...........................   $13,923

     Future minimum lease payments under non-cancelable capital leases as of March 31, 2000 are as follows (in thousands):

2001......................................................   $ 3,456
2002......................................................     3,302
2003......................................................     3,171
2004......................................................     2,774
2005......................................................       996
Thereafter................................................        --
                                                             -------
          Total...........................................   $13,699

6. INCOME TAXES

     For the period from December 12, 1997 (inception) through March 31, 1998 and the years ended March 31, 1999 and 2000, substantially all of the Company's income and losses before income taxes were derived from its U.S. operations.

                          UNIVERSAL COMPRESSION, INC.

     Income tax expense (benefit) for the period from December 12, 1997 (inception) through March 31, 1998 and the years ended March 31, 1999 and 2000 consisted of the following (in thousands):

                                                       FOR THE PERIOD
                                                            FROM
                                                      DECEMBER 12, 1997
                                                     (INCEPTION) THROUGH
                                                       MARCH 31, 1998      1999    2000
                                                     -------------------   ----   -------
Current:
  Foreign..........................................         $ 71           $145   $   889
Deferred:
  Federal..........................................          411             19    (1,460)
  State............................................           47              2      (125)
                                                            ----           ----   -------
          Total....................................         $529           $166   $  (696)
                                                            ====           ====   =======

     A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the federal statutory income tax rate to income before taxes for the period from December 12, 1997 (inception) through March 31, 1998 and the years ended March 31, 1999 and 2000 is as follows (in thousands):

                                                      FOR THE PERIOD
                                                           FROM
                                                     DECEMBER 12, 1997
                                                    (INCEPTION) THROUGH
                                                      MARCH 31, 1998      1999     2000
                                                    -------------------   -----   -------
Provision (benefit) for income taxes at statutory
  rate............................................         $401           $(113)  $(1,595)
State taxes (benefit).............................           47               2      (125)
Foreign taxes.....................................           71             145       889
Non deductible expenses and other.................           10             132       135
                                                           ----           -----   -------
          Total...................................         $529           $ 166   $  (696)
                                                           ====           =====   =======

     The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at March 31 are (in thousands):

                                                                1999       2000
                                                              --------   --------
Deferred tax assets:
Net operating loss carryforwards............................  $ 22,913   $ 32,592
  Other.....................................................       630      1,172
                                                              --------   --------
          Total.............................................    23,543     33,764
Valuation allowance.........................................      (145)      (889)
                                                              --------   --------
          Total.............................................    23,398     32,875
                                                              --------   --------
Deferred tax liabilities:
  Depreciation differences on property and equipment........   (21,905)   (28,319)
  Other.....................................................    (1,926)    (3,367)
                                                              --------   --------
          TOTAL.............................................   (23,831)   (31,686)
                                                              --------   --------
          Net deferred tax asset (liability)................  $   (433)  $  1,189
                                                              ========   ========

     A valuation allowance has been established against the Company's deferred tax assets related to foreign tax credits. The Company believes that it is probable that all other deferred tax assets will be realized on future tax returns, primarily from the generation of future taxable income through both profitable operations and future reversals of existing taxable temporary differences.

                          UNIVERSAL COMPRESSION, INC.

     As a result of the activity for the period from December 12, 1997 (inception) through March 31, 1998 and the years ended March 31, 1999 and 2000, the Company has net operating loss ("NOL") carryforwards available to offset future taxable income. The Company has NOL carryforwards of approximately $84,935,000 at March 31, 2000 which will expire, if not utilized, as follows:
2018 -- $3,875,000; 2019 -- $27,859,000 and 2020 -- $53,201,000. Utilization of
the carryforwards could be limited by Section 382 of the Internal Revenue Code of 1986, as amended, depending on future changes in ownership.

7. EMPLOYEE BENEFITS

     The Company has a defined contribution 401(k) plan covering substantially all employees. The Company makes matching contributions under this plan equal to 50% of each participant's contribution of up to 6% of the participant's compensation. Company contributions to the plan were approximately $159,000; $493,000 and $473,000 for the period from December 12, 1997 (inception) through March 31, 1998 and the years ended March 31, 1999 and 2000, respectively.

8. RELATED-PARTY TRANSACTIONS

  Management Agreement

     Castle Harlan Inc., an affiliate of a major shareholder of Holdings, entered into an agreement whereby, in exchange for certain management services rendered, the Company agreed to pay a fee to Castle Harlan Inc. totaling $3 million per year. The amount was paid in advance for the first year and quarterly in advance thereafter. The agreement is for a term of five years, renewable automatically from year to year thereafter unless Castle Harlan Inc. or its affiliates beneficially own at this time less than 20% of the then outstanding stock of Holdings. The Company paid Castle Harlan Inc. $3,000,000, $750,000 and $3,000,000 during the period from December 12, 1997 (inception) through March 31, 1998 and the years ended March 31, 1999 and 2000, respectively. The fee is recorded at the rate of $750,000 per quarter in selling, general and administrative expenses.

  Finder's Fee/Consulting Arrangement

     The Company paid a member of Holdings' Board of Directors (the "Director") $1,750,000 (a "finder's fee") related to services provided by the Director for the Acquisition. Upon consummation of the Acquisition, $1,100,000 of the finder's fee was issued to the Director as capital stock of Holdings at $50 per share par value. The Company paid the remaining $650,000 of the finder's fee in cash to the Director on March 4, 1998. In addition, the Company will pay the Director an annual consulting fee of $150,000 for consulting services for a stated term of five years. The agreement will automatically extend for one-year periods unless the parties elect to terminate the agreement. The Company paid the Director $12,500, $165,523 and $140,264 during the period from December 12, 1997 (inception) through March 31, 1998 and the years ended March 31, 1999 and 2000, respectively.

  Payable to Parent

     Amounts due to Holdings include primarily cash collected from employees on behalf of Holdings for purchases of capital stock. Amounts due to Holdings do not bear interest. The net changes in amounts due to Holdings are included in cash flows from operating activities.

9. COMMITMENTS AND CONTINGENCIES

     Rent expense for the period from December 12, 1997 (inception) through March 31, 1998 and the years ended March 31, 1999 and 2000 was approximately $43,000, $427,000 and $415,000, respectively. Commitments for future lease payments were not significant at March 31, 1999.

                          UNIVERSAL COMPRESSION, INC.

     In the ordinary course of business, the Company is involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on the Company's financial position, operating results or cash flows.

     An environmental assessment (the "Assessment") of the operations, physical premises and assets of the Company was completed in connection with the Acquisition. In the event that remediation is undertaken by the Company, then pursuant to the stock purchase agreement, costs of such remediation shall be paid as follows: Tidewater, Inc. shall pay 75% of the first $4 million, 83.33% of the next $6 million, and 100% of the costs in excess of $10 million, although not to exceed the upper limit of the range in the Assessment. Tidewater, Inc. has disputed certain aspects of the Assessment, but has not disputed its obligation to reimburse the Company for actual costs incurred in remediating environmental conditions identified in the Assessment. The Company has recorded a provision of approximately $1,100,000 at March 31, 2000 for environmental remediation costs. The Company continues to further evaluate the Company's remediation requirements under existing laws, rules and regulations. Considering Tidewater's obligations pursuant to the stock purchase agreement, the Company continues to believe that any unrecorded remediation obligations will not have a material impact on its financial condition, results of operations and cash flows. Should the Company incur remediation costs, a receivable from Tidewater, Inc. for the expected reimbursement based on the terms of the stock purchase agreement will be recorded. The unreimbursed portion of any such remediation costs will be charged against the Company's environmental remediation liability.

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

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately since each business requires different marketing strategies due to customer specifications. The business was acquired as a unit (see Note 1 -- Organization).

     The following table presents sales and other financial information by industry segment for the year ended March 31, 2000 (in thousands):

                                 DOMESTIC     INTERNATIONAL                CORPORATE
                                RENTAL AND     RENTAL AND     ENGINEERED      AND
                                MAINTENANCE    MAINTENANCE     PRODUCTS    OTHER(a)     TOTAL
                                -----------   -------------   ----------   ---------   --------
Revenues......................   $ 83,577        $14,718       $25,258      $12,896    $136,449
Operating income (loss).......     22,262          3,974           971       (1,043)     26,164
Depreciation and
  amortization................     19,104          3,947           196        2,753      26,000
Capital expenditures..........     50,980          8,079           899           44      60,002
Identifiable assets...........    310,563         49,204        10,205       96,373     466,345

                          UNIVERSAL COMPRESSION, INC.

     The following table presents sales and other financial information by industry segment for the year ended March 31, 1999 (in thousands):

                                 DOMESTIC     INTERNATIONAL                CORPORATE
                                RENTAL AND     RENTAL AND     ENGINEERED      AND
                                MAINTENANCE    MAINTENANCE     PRODUCTS    OTHER(a)     TOTAL
                                -----------   -------------   ----------   ---------   --------
Revenues......................   $ 78,821        $ 6,778       $22,429      $21,470    $129,498
Operating income (loss).......     22,394          2,483           949         (109)     25,717
Depreciation and
  amortization................     15,626          1,020           161        2,501      19,308
Capital expenditures..........     48,428         17,293         2,123          237      68,081
Identifiable assets...........    311,490         16,093        11,421       97,483     436,487

     The following table presents sales and other financial information by industry segment for the period from December 12, 1997 (inception) through March 31, 1998 (in thousands):

                                 DOMESTIC     INTERNATIONAL                CORPORATE
                                RENTAL AND     RENTAL AND     ENGINEERED      AND
                                MAINTENANCE    MAINTENANCE     PRODUCTS    OTHER(a)     TOTAL
                                -----------   -------------   ----------   ---------   --------
Revenues......................   $  8,407        $   652       $ 3,165      $   895    $ 13,119
Operating income..............      3,373            298           189          166       4,026
Depreciation and
  amortization................      1,461             83            10            6       1,560
Capital expenditures..........      1,465            529            --           44       2,038
Identifiable assets...........    262,218         14,752         7,865       94,273     379,108

---------------
(a) Corporate and Other segment represents primarily corporate activities, part sales and services and all other items that could not be allocated to an identifiable segment. The segment principally serves the oil and gas market, including sales of parts and equipment utilized in the extraction of natural gas and the service that the Company provides to customers' natural gas compression units.

     Revenues include sales to unaffiliated customers. Operating income is defined as income before income taxes less gain on asset sales and interest income plus interest expense. Identifiable assets are those tangible and intangible assets that are identified with the operations of a particular industry segment. Capital expenditures include fixed asset purchases.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for the year ended March 31, 2000 is as follows (in thousands):

                                           JUNE 30   SEPTEMBER 30   DECEMBER 31   MARCH 31
                                           -------   ------------   -----------   --------
Revenues.................................  $33,808     $34,988        $33,729     $33,924
Operating income.........................    5,968       6,633          6,699       6,864
Net loss.................................     (732)     (1,052)          (738)     (1,341)

12. SUBSEQUENT EVENT

     The Company is currently negotiating a proposed new $200.0 million operating lease facility to close concurrently with Holdings' proposed public offering of its common stock. Under this lease facility, the Company will sell some of its currently owned and hereafter acquired compression equipment to a newly formed Delaware business trust, the equity interests of which will be owned by certain financial institutions, and lease it back from the trust for a five-year term. The Company is also in negotiations to replace its existing credit facility with a new $50.0 million secured revolving credit facility which has a five-year term.

     The Company's new operating lease facility and new credit facility and Holdings' proposed public offering will not be consummated unless all of such transactions close concurrently.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Universal Compression, Inc.

     We have audited the accompanying statements of income, stockholder's equity and cash flows of Tidewater Compression Service, Inc. (the "Company") for the period from April 1, 1997 through February 20, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of Tidewater Compression Service, Inc. for the period from April 1, 1997 through February 20, 1998, in conformity with generally accepted accounting principles in the United States of America.

                                            DELOITTE & TOUCHE LLP

Houston, Texas
June 1, 1998

                      TIDEWATER COMPRESSION SERVICE, INC.

                            STATEMENT OF OPERATIONS

                                                                 PERIOD FROM
                                                                APRIL 1, 1997
                                                                   THROUGH
                                                              FEBRUARY 20, 1998
                                                              -----------------
                                                               (IN THOUSANDS)
Revenues:
  Rentals...................................................       $71,644
  Sales.....................................................        19,924
  Other.....................................................         3,024
  Gain on asset sales.......................................         1,094
                                                                   -------
          Total revenues....................................        95,686
                                                                   -------
Costs and expenses:
  Rentals...................................................        31,924
  Cost of sales.............................................        14,753
  Depreciation and amortization.............................        23,310
  General and administrative................................         8,669
  Interest expense..........................................            --
                                                                   -------
          Total costs and expenses..........................        78,656
                                                                   -------
Income before income taxes..................................        17,030
Income taxes................................................         6,271
                                                                   -------
          Net income........................................       $10,759
                                                                   =======

                See accompanying notes to financial statements.

                      TIDEWATER COMPRESSION SERVICE, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY
          FOR THE PERIOD FROM APRIL 1, 1997 THROUGH FEBRUARY 20, 1998

                                                                 ADDITIONAL
                                                        COMMON    PAID-IN     RETAINED
                                                        STOCK     CAPITAL     EARNINGS    TOTAL
                                                        ------   ----------   --------   -------
                                                                     (IN THOUSANDS)
Balance, April 1, 1997................................   $49      $25,627     $31,871    $57,547
Net income............................................    --           --      10,759     10,759
                                                         ---      -------     -------    -------
Balance, February 20, 1998............................   $49      $ 25,62     $42,630    $68,306
                                                         ===      =======     =======    =======

                See accompanying notes to financial statements.

                      TIDEWATER COMPRESSION SERVICE, INC.

                            STATEMENT OF CASH FLOWS

                                                                  PERIOD FROM
                                                                 APRIL 1, 1997
                                                                    THROUGH
                                                               FEBRUARY 20, 1998
                                                               -----------------
                                                                (IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................       $ 10,759
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................         23,310
     Gain on asset sales....................................         (1,094)
     Deferred income tax benefit............................         (1,825)
     Decrease in receivables................................            700
     Increase in inventories................................           (610)
     Decrease in other current assets.......................             11
     Increase in accounts payable...........................          2,716
     Decrease in accrued expenses...........................           (476)
                                                                   --------
          Net cash provided by operating activities.........         33,491
                                                                   --------
Cash flows from investing activities:
  Proceeds from asset sales.................................          3,803
  Additions to properties and equipment.....................        (17,600)
                                                                   --------
          Net cash used in investing activities.............        (13,797)
                                                                   --------
Cash flows from financing activities:
  Net change in amount due to Tidewater Inc. ...............        (17,870)
  Repayments of long-term debt..............................             --
                                                                   --------
          Net cash used in financing activities.............        (17,870)
                                                                   --------
Net increase in cash........................................          1,824
Cash at beginning of period.................................             --
                                                                   --------
Cash at end of period.......................................       $  1,824
                                                                   ========
Supplemental cash flow information -- cash paid for
  interest..................................................             --

                See accompanying notes to financial statements.

                      TIDEWATER COMPRESSION SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
          FOR THE PERIOD FROM APRIL 1, 1997 THROUGH FEBRUARY 20, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     Tidewater Compression Service, Inc. ("TCS" or the "Company") is, and has been for all periods presented, a wholly owned subsidiary of Tidewater Inc. ("Tidewater"). The accompanying financial statements are presented as if TCS had been an entity separate from its parent during the periods presented and include the revenues and expenses that are directly related to TCS' operations. As a subsidiary of Tidewater, TCS was a participating employer in certain employee benefit plans and also received certain administrative services such as data processing, legal, insurance placement and claims handling from its parent. The costs associated with providing TCS with such employee benefit programs and administrative services, where significant, have been allocated to TCS based on management's estimate of the time involved in providing such services and are included in the accounts of TCS. Management believes the method used to allocate the cost of these services is reasonable.

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

                      TIDEWATER COMPRESSION SERVICE, INC.

  Pension, Postretirement and Other Benefit Plans

     TCS employees participate in Tidewater pension and other postretirement plans. TCS has accounted for its participation in the Tidewater plans as a participation in multiemployer plans. Accordingly, the statement of operations includes an allocation from Tidewater for the costs associated with the TCS employees who participate in these plans that is comparable to TCS' required contribution to the plans for the periods presented. Additionally, no assets and liabilities have been reflected in the balance sheet related to the overall Tidewater pension and other postretirement benefit plans since it is not practicable to segregate the amounts applicable to TCS. TCS employees also participate in the medical, dental, life and workers' compensation insurance plans sponsored by Tidewater. The costs of these plans are allocated to TCS based on the number of TCS employees participating in the plans.

  Foreign Currency Transactions

     Activities outside the United States, except those located in highly inflationary economies, are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resultant translation adjustments for the period from April 1, 1997 through February 20, 1998 were not significant.

  Foreign Operations and Export Sales

     Foreign operations were not deemed significant for the period from April 1, 1997 through February 20, 1998. Export sales for the period from April 1, 1997 through February 20, 1998 were $15,528,000.

2. INCOME TAXES

     For the period from April 1, 1997 through February 20, 1998, substantially all of TCS' income before income taxes was derived from its U.S. operations.

     Income tax expense (benefit) consisted of the following (in thousands):

                                                           PERIOD FROM
                                                             APRIL 1,
                                                               1997
                                                             THROUGH
                                                           FEBRUARY 20,
                                                               1998
                                                           ------------
Current:
  U.S. Federal...........................................    $ 7,220
  State and foreign......................................        876
Deferred.................................................     (1,825)
                                                             -------
          Total..........................................    $ 6,271
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

                      TIDEWATER COMPRESSION SERVICE, INC.

3. EMPLOYEE BENEFITS

  Defined Benefit Pension Plans and Defined Contribution Retirement Plan

     Until January 1, 1996, substantially all of the TCS personnel participated in a defined benefit pension plan sponsored by Tidewater. Tidewater's pension benefits are based principally on years of service and employee compensation. Beginning April 1996, TCS field service personnel, along with all new employees of TCS eligible for pension plan membership, were enrolled in a new, defined contribution retirement plan. Tidewater allocated pension expense to TCS of approximately $282,000 for the period from April 1, 1997 through February 20, 1998.

  Postretirement Benefits Other Than Pension

     Tidewater sponsors a program which provides limited health care and life insurance benefits to qualified retired employees. Costs of the program are based on actuarially determined amounts and are accrued over the period from the date of hire to the full eligibility date of employees who are expected to qualify for these benefits. Tidewater has allocated postretirement health care and life insurance expense to TCS of approximately $274,000 for the period from April 1, 1997 through February 20, 1998.

4. COMMITMENTS AND CONTINGENCIES

     Rent expense for the period from April 1, 1997 through February 20, 1998 was approximately $390,000. Commitments for future minimum lease payments were not significant at February 20, 1998.

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

                                        UNIVERSAL COMPRESSION HOLDINGS, INC.

Date: May 22, 2000                                    By: /s/ STEPHEN A. SNIDER
                                                      ------------------------------------------------
                                                                     Stephen A. Snider
                                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                      SIGNATURE                                      TITLE                        DATE
                      ---------                                      -----                        ----

              By: /s/ STEPHEN A. SNIDER                President, Chief Executive Officer     May 22, 2000
  -------------------------------------------------      and Director
                  Stephen A. Snider                      (Principal Executive Officer)

             By: /s/ RICHARD FITZGERALD                Senior Vice President and Chief        May 22, 2000
  -------------------------------------------------      Financial Officer
                 Richard FitzGerald                      (Principal Financial Officer and
                                                         Accounting Officer)

               By: /s/ THOMAS C. CASE                  Director                               May 22, 2000
  -------------------------------------------------
                   Thomas C. Case

               By: /s/ JOHN K. CASTLE                  Director                               May 22, 2000
  -------------------------------------------------
                   John K. Castle

               By: /s/ ERNIE L. DANNER                 Director                               May 22, 2000
  -------------------------------------------------
                   Ernie L. Danner

                 By: /s/ C. KENT MAY                   Director                               May 22, 2000
  -------------------------------------------------
                     C. Kent May

            By: /s/ WILLIAM M. PRUELLAGE               Director                               May 22, 2000
  -------------------------------------------------
                William M. Pruellage

                By: /s/ SAMUEL URCIS                   Director                               May 22, 2000
  -------------------------------------------------
                    Samuel Urcis

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            UNIVERSAL COMPRESSION, INC.


Date: May 22, 2000                                    By: /s/ STEPHEN A. SNIDER
                                                      ------------------------------------------------
                                                                     Stephen A. Snider
                                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----

              By: /s/ STEPHEN A. SNIDER                President, Chief Executive         May 22, 2000
  -------------------------------------------------      Officer and Director (Principal
                  Stephen A. Snider                      Executive Officer)

             By: /s/ RICHARD FITZGERALD                Senior Vice President and Chief    May 22, 2000
  -------------------------------------------------      Financial Officer (Principal
                 Richard Fitzgerald                      Financial Officer and
                                                         Accounting Officer)

               By: /s/ ERNIE L. DANNER                 Director                           May 22, 2000
  -------------------------------------------------
                   Ernie L. Danner