Form 10-Q
period 2000-06-30
UNIVERSAL COMPRESSION HOLDINGS INC; UNIVERSAL COMPRESSION INC
filed 2000-08-14
CIK 1057234, 1057233

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________

                       Commission File Numbers: 001-15843
                                                333-48279

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

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

UNIVERSAL COMPRESSION, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.


As of August 4, 2000, there were 13,260,021 shares of Universal Compression Holdings, Inc.'s common stock, $0.01 par value, outstanding and 4,910 shares of Universal Compression, Inc.'s common stock, $10.00 par value, outstanding.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                      JUNE 30,        MARCH 31,
                                                                        2000            2000
                                                                      ---------       ---------
                                                                     (unaudited)
                                                                 (in thousands, except share data)

ASSETS

Current assets:
    Cash and cash equivalents                                         $   6,842       $   1,403
    Accounts receivable, net                                             16,125          17,267
    Inventories                                                           8,237           8,727
    Current deferred tax asset                                              227             227
    Other                                                                 1,140           1,571
                                                                      ---------       ---------
         Total current assets                                            32,571          29,195

Property, plant and equipment
    Rental equipment                                                    316,872         349,198
    Other                                                                19,811          19,617
    Accumulated depreciation                                            (38,380)        (38,466)
                                                                      ---------       ---------
         Net property, plant and equipment                              298,303         330,349

Goodwill, net of accumulated amortization                                98,575          99,250
Other assets, net                                                         9,028           7,570
Non-current deferred tax asset                                            7,337           3,578
                                                                      ---------       ---------
         Total assets                                                 $ 445,814       $ 469,942
                                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                          $  15,178       $  17,780
    Current portion of long-term debt                                     1,400           4,206
                                                                      ---------       ---------
          Total current liabilities                                      16,578          21,986

Capital lease obligation                                                  1,651          10,243
Long-term debt                                                          186,750         363,036
Other liabilities                                                        20,032              --
                                                                      ---------       ---------
          Total liabilities                                             225,011         395,265

Commitments and Contingencies
Stockholders' equity:
    Series A preferred stock, $.01 par value, 50,000,000
      and 5,000,000 shares authorized, 0 and 1,320,128
      shares issued, 0 and 1,318,896 shares outstanding
      at June 30, 2000 and March 31, 2000, respectively                      --              13
    Common stock, $.01 par value, 200,000,000 and
      994,000 shares authorized, 13,270,494 and
      330,032 shares issued, 13,257,332 and 329,724
      shares outstanding at June 30, 2000 and March 31,
      2000, respectively                                                    133               3
    Class A non-voting common stock, $.01 par value,
      0 and 6,000 shares authorized, 0 and 4,120 shares
      issued, 0 and 3,210 shares outstanding at June 30,
      2000 and March 31, 2000, respectively                                  --              --
    Treasury stock, 13,162 and 2,450 shares at cost at
      June 30, 2000 and March 31, 2000, respectively                       (132)           (123)
    Additional paid-in capital                                          239,643          82,697
    Retained deficit                                                    (18,841)         (7,913)
                                                                      ---------       ---------
         Total stockholders' equity                                     220,803          74,677
                                                                      ---------       ---------
         Total liabilities and stockholders' equity                   $ 445,814       $ 469,942
                                                                      =========       =========


     See accompanying notes to unaudited consolidated financial statements.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                      THREE MONTHS   THREE MONTHS
                                                                          ENDED         ENDED
                                                                         JUNE 30,       JUNE 30,
                                                                          2000            1999
                                                                      ------------   ------------

Revenues:
       Rentals                                                         $  26,274       $ 23,188
       Sales                                                               8,270         10,619
       Other                                                                 216              1
                                                                       ---------       --------
            Total revenues                                                34,760         33,808

Costs and expenses:
       Rentals, exclusive of depreciation
            and amortization                                               8,970          8,602
       Cost of sales, exclusive of depreciation and amortization           6,548          9,102
       Depreciation and amortization                                       7,498          5,617
       Selling, general and administrative                                 3,455          4,538
       Operating lease                                                       689           --
       Interest expense                                                    8,004          7,946
       Non-recurring charges                                               7,059           --
                                                                       ---------       --------

            Total costs and expenses                                      42,223         35,805
                                                                       ---------       --------

Loss before income taxes and extraordinary items                          (7,463)        (1,997)

Income tax benefit                                                        (2,799)          (759)
                                                                       ---------       --------

       Loss before extraordinary items                                 $  (4,664)      $ (1,238)
                                                                       =========       ========

       Extraordinary loss, net of $3,759
       income tax benefit                                                  6,264           --
                                                                       ---------       --------

       Net loss                                                        $ (10,928)      $ (1,238)
                                                                       =========       ========

Weighted average common and common
       equivalent shares outstanding:
       Basic                                                               8,817           --
                                                                       ---------       --------

       Diluted                                                             8,817           --
                                                                       ---------       --------

Earnings per share - basic:
       Loss before extraordinary items                                 $   (0.53)      $   --
       Extraordinary loss                                                  (0.71)          --
                                                                       ---------       --------
       Net loss                                                        $   (1.24)      $   --
                                                                       =========       ========

 Earnings per share - diluted:
       Loss before extraordinary items                                 $   (0.53)      $   --
       Extraordinary loss                                                  (0.71)          --
                                                                       ---------       --------
       Net loss                                                        $   (1.24)      $   --
                                                                       =========       ========


     See accompanying notes to unaudited consolidated financial statements.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                     THREE MONTHS    THREE MONTHS
                                                                         ENDED           ENDED
                                                                        JUNE 30,        JUNE 30,
                                                                          2000            1999
                                                                     ------------    ------------

Cash flows from operating activities:
  Net loss                                                             $ (10,928)      $  (1,238)
  Adjustments to reconcile net loss to cash
    provided from operating activities:
       Depreciation and amortization                                       7,498           5,617
       (Gain) loss on asset sales                                            (93)             19
       Amortization of debt issuance costs                                   329             290
       Accretion of discount notes                                         5,055           4,853
       Deferred income taxes                                              (3,759)              0
       Other                                                               4,588           7,051
                                                                       ---------       ---------
            Net cash provided by operating activities                      2,690          16,592

Cash flows from investing activities:
       Additions to property, plant and equipment, net                   (18,559)        (10,171)
       Capital leaseback of vehicles                                        (334)         (3,935)
       Proceeds from sale of fixed assets                                 62,647            --
                                                                       ---------       ---------
            Net cash provided by (used in) investing activities           43,754         (14,106)

Cash flows from financing activities:
       Principal repayments of long-term debt                           (107,091)           (188)
       Net repayment under revolving line of credit                      (75,000)         (4,900)
       Net proceeds (repayment) on sale-leaseback of vehicles                (68)          3,935
       Net repayment of financing lease                                  (10,580)           --
       Common stock issuance                                             157,063            --
       Debt issuance costs                                                (5,320)           --
       Treasury stock                                                         (9)             (5)
                                                                       ---------       ---------
            Net cash used in financing activities                        (41,005)         (1,158)

Net increase in cash and cash equivalents                                  5,439           1,328
Cash and cash equivalents at beginning of period                           1,403           2,927
                                                                       ---------       ---------

Cash and cash equivalents at end of period                             $   6,842       $   4,255
                                                                       =========       =========


     See accompanying notes to unaudited consolidated financial statements.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000

1.      BASIS OF PRESENTATION

Universal Compression Holdings, Inc. (the "Company") was formed on December 12, 1997 for the purpose of acquiring Tidewater Compression Service, Inc. ("TCS") from Tidewater Inc. ("Tidewater"). Upon completion of the acquisition on February 20, 1998 (the "Tidewater Acquisition"), TCS became the Company's wholly-owned subsidiary and changed its name to Universal Compression, Inc. ("Universal"). Through this subsidiary, the Company's gas compression service operations date back to 1954. The Company is a holding company which conducts its operations through its wholly-owned subsidiary, Universal. Accordingly, the Company is dependent upon the distribution of earnings from Universal, whether in the form of dividends, advances or payments on account of intercompany obligations, to service its debt obligations. These consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Company's Annual Report on Form 10-K for the year ended March 31, 2000. That report contains a more comprehensive summary of the Company's major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001.

The Company is a leading provider of natural gas compressor rental, sales, operations, maintenance and fabrication services to the natural gas industry, with one of the largest gas compressor fleets in the United States, and has a growing presence in key international markets. As of June 30, 2000, the Company had a broad base of over 650 customers and operated a fleet of over 2,700 compression rental units with an aggregate capacity of approximately 707,000 horsepower. The Company operates in every significant natural gas producing region in the United States through its 30 compression sales and service locations. As a complement to its rental operations, the Company designs and fabricates compression units for its own fleet as well as for its global customer base.

During the quarter ended June 30, 2000, the Company completed an initial public offering of 7,275,000 shares of its common stock (which includes 275,000 shares of common stock issued pursuant to an over-allotment option granted to the underwriters), which provided the Company with net proceeds (after deducting underwriting discounts and commissions) of approximately $149.2 million. Concurrently with the initial public offering, the Company implemented a recapitalization pursuant to which all existing classes of the Company's stock were converted into common stock. Also concurrently with the initial public offering, the Company entered into a new $50 million revolving credit facility and $200 million operating lease facility. The proceeds of the offering and the $62.6 million in initial proceeds from the new operating lease facility were used to repay $192.7 million of indebtedness, and the remaining proceeds were used for working capital and to pay expenses associated with the offering and concurrent financing transactions.

EARNINGS PER SHARE

Basic and diluted earnings per share are computed using the weighted average number of shares outstanding for the period. Diluted earnings per share is not adjusted for the incremental shares attributed to outstanding options to purchase common stock due to the anti-dilutive effect of such options. The Company completed its initial public offering of 7,000,000 shares of common stock on May 30, 2000, with an additional 275,000 shares issued on June 7, 2000 pursuant to the underwriters' over-allotment option. Earnings per share information is not presented for the three months ended June 30, 1999 as such information would not be meaningful because the Company was beneficially owned by a single stockholder under the terms of voting agreements during such period.

2.      RECENT ACCOUNTING PRONOUNCEMENTS

In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This statement addresses a limited number of issues causing implementation difficulties for entities applying SFAS No. 133. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently evaluating the effects of this statement.

3.      INVENTORIES

Inventories consisted of (in thousands):

                                                   JUNE 30,     MARCH 31,
                                                     2000         2000
                                                   --------     ---------

                    Finished goods                 $ 5,577      $ 5,551
                    Work-in-progress                 2,660        3,176
                                                   -------      -------
                         Total                     $ 8,237      $ 8,727
                                                   =======      =======

4.      OPERATING LEASE FACILITY

In May 2000, the Company entered into a $200 million operating lease facility pursuant to which the Company may sell and lease back certain compression equipment from a Delaware business trust for a five-year term. The rental payments under the lease facility include an amount based on LIBOR plus a variable amount depending on the Company's operating results, applied to the funded amount of the lease. Under the lease facility, the Company received approximately $63 million in proceeds from the initial sale of compression equipment in May 2000, and may sell up to an additional $137 million of compression equipment through November 2001. The equipment was sold and leased back by the Company for a five-year period and will continue to be deployed by the Company under its normal operating procedures. At any time, the Company has the option to repurchase the equipment. The equipment sold had a book value of approximately $43 million and the equipment sale resulted in a gain of approximately $20 million that is being deferred until the end of the lease. The Company has substantial residual value guarantees on the equipment under the operating lease facility (approximately 85% of the funded amount) that are due upon termination of the lease and which may be satisfied by a cash payment or the exercise of the purchase option. Pursuant to the facility, the Company is restricted by certain covenants relating to its operations, including its ability to enter into acquisition and sales transactions, incur additional indebtedness, permit additional liens on its assets and pay dividends. The Company's obligations under this facility are secured by liens on its compression equipment that is subject to the lease and certain related rights.

5.      EXTRAORDINARY LOSSES

During the quarter ended June 30, 2000, the Company incurred extraordinary losses of $6.3 million, net of income taxes of $3.7 million, related to its debt restructuring.

6.      NON-RECURRING CHARGES

During the quarter ended June 30, 2000, the Company incurred non-recurring charges of $4.4 million, net of income taxes of $2.7 million, related to the early termination of a management agreement and a consulting agreement and other related fees in connection with the Company's initial public offering and concurrent financing transactions.

7.      RELATED PARTY TRANSACTIONS

In connection with the initial public offering, the Company terminated its Management Agreement with Castle Harlan, Inc. and its Finders and Consulting Agreement with Samuel Urcis, a director of the Company. In exchange for such terminations, the Company paid $3.0 million in cash and issued 136,364 shares of its common stock to Castle Harlan, and paid $150,000 in cash and issued 6,818 shares of common stock to Mr. Urcis.

8.      INDUSTRY SEGMENTS

The Company has three principal industry segments: Domestic Rental and Maintenance, International Rental and Maintenance and Engineered Products. The two Rental and Maintenance segments provide natural gas compression rental and maintenance services to meet specific customer requirements. The Engineered Products segment involves the design, fabrication and sale of natural gas and air compression packages to meet customer and the Company's own specifications. The International Rental and Maintenance segment represents substantially all of the Company's foreign based operations.

The Company evaluates performance based on profit or loss from operations, which is defined as income before income taxes less gain on asset sales and interest income plus interest expense. Revenues include sales to unaffiliated customers. Gross margin is defined as total revenue less rental expenses, cost of sales (exclusive of depreciation and amortization), gain on asset sales and interest income. The Corporate and Other segment represents primarily corporate activities, part sales and services and all other items that could not be allocated to an identifiable segment. The Corporate and Other segment principally serves the oil and gas market, including sales of parts and equipment utilized in the extraction of natural gas and the services that the Company provides to customers' natural gas compression units.

The following table presents sales and other financial information by industry segment for the three months ended June 30, 2000 and 1999 (in thousands):

                                     DOMESTIC    INTERNATIONAL                CORPORATE
                                    RENTAL AND     RENTAL AND   ENGINEERED       AND
                                   MAINTENANCE    MAINTENANCE    PRODUCTS       OTHER       TOTAL
                                   -----------    -----------    --------       -----       -----

June 30, 2000:
    Revenues .................       $ 22,175       $ 4,099       $ 7,661      $   825     $ 34,760
    Gross margin .............       $ 14,245       $ 3,059       $ 1,522      $   260     $ 19,086
    Operating income .........       $  5,703       $ 1,308       $   921      $  (488)    $  7,444

June 30, 1999:
    Revenues .................       $ 19,761       $ 3,426       $ 5,988      $ 4,633     $ 33,808
    Gross margin .............       $ 12,018       $ 2,568       $   576      $   958     $ 16,120
    Operating income .........       $  4,246       $ 1,199       $   (99)     $   580     $  5,926

9.       COMMITMENTS AND CONTINGENCIES

In February 1998, in connection with the Tidewater Acquisition, the Company entered into a Purchase Price Adjustment Agreement with Tidewater. The agreement provides for potential additional amounts to be paid to Tidewater upon a liquidity event, as defined in the agreement. If a liquidity event occurs and Castle Harlan Partners III and its affiliates receive an amount greater than its accreted investment (defined as its initial investment increased at a compounded rate of 6.25% each quarter, which equates to approximately 27.4% annually), the Company must make a payment to Tidewater equal to 10% of the amount, if any, that Castle Harlan receives in excess of its accreted investment. Any payment pursuant to this agreement would result in an increase in goodwill in the year of payment and a corresponding increase in goodwill and amortization expense in subsequent years. As of June 30, 2000, Castle Harlan's accreted investment was approximately $25.50 per share, which will continue to grow at a compounded rate of 6.25% per quarter. As of June 30, 2000, no liquidity event, as defined in the agreement, had occurred.

In the ordinary course of business, the Company is involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on the Company's financial position, operating results or cash flows.

10.      SUBSEQUENT EVENTS

In August 2000, the Company and Universal signed a definitive merger agreement to acquire Gas Compression Services, Inc. ("GCSI"), a supplier of natural gas compression equipment and services. Under the terms of the agreement, the Company will acquire GCSI for a combination of $12 million in cash, shares of the Company's common stock valued at $46 million, and the assumption of approximately $53 million in debt and operating leases. The transaction will be accounted for as a purchase. The transaction is subject to customary closing conditions, including regulatory approvals, and is expected to be consummated by the end of September 2000.

                          UNIVERSAL COMPRESSION, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                    JUNE 30,         MARCH 31,
                                                                      2000             2000
                                                                  -----------       ----------
                                                                  (unaudited)
                                                                (in thousands, except share data)

ASSETS

Current assets:
    Cash and cash equivalents                                      $   6,842        $   1,403
    Accounts receivable, net                                          16,125           17,267
    Inventories                                                        8,237            8,727
    Current deferred tax asset                                           227              227
    Other                                                              1,076            1,519
                                                                   ---------        ---------
          Total current assets                                        32,507           29,143

Property, plant and equipment:
    Rental equipment                                                 316,872          349,198
    Other                                                             19,811           19,617
    Accumulated depreciation                                         (38,380)         (38,466)
                                                                   ---------        ---------
          Net property, plant and equipment                          298,303          330,349

Goodwill, net of accumulated amortization                             98,339           99,013
Other assets, net                                                      9,028            6,878
Non-current deferred tax asset                                         2,999              962
                                                                   ---------        ---------
          Total assets                                             $ 441,176        $ 466,345
                                                                   =========        =========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                       $  15,404        $  17,780
    Payable to parent                                                115,991            1,288
    Current portion of long-term debt                                  1,400            4,206
                                                                   ---------        ---------
          Total current liabilities                                  132,795           23,274

Capital lease obligation                                               1,651           10,243
Long-term debt                                                       186,750          331,383
Other liabilities                                                     20,032             --
                                                                   ---------        ---------

          Total liabilities                                          341,228          364,900

Commitments and Contingencies
Stockholder's equity:
    Common stock, $10 par value, 5,000 shares
          authorized and 4,910 shares issued and
          outstanding                                                     49               49
    Additional paid-in capital                                       111,316          105,131
    Retained deficit                                                 (11,417)          (3,735)
                                                                   ---------        ---------

          Total stockholder's equity                                  99,948          101,445
                                                                   ---------        ---------

          Total liabilities and stockholder's equity               $ 441,176        $ 466,345
                                                                   =========        =========


     See accompanying notes to unaudited consolidated financial statements.

                          UNIVERSAL COMPRESSION, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                            THREE MONTHS   THREE MONTHS
                                                               ENDED           ENDED
                                                              JUNE 30,        JUNE 30,
                                                                2000            1999
                                                            ------------   ------------

Revenues:
       Rentals                                                $ 26,274        $ 23,188
       Sales                                                     8,270          10,619
       Other                                                       216               1
                                                              --------        --------
            Total revenues                                      34,760          33,808

Costs and expenses:
       Rentals, exclusive of depreciation
            and amortization                                     8,970           8,602
       Cost of sales, exclusive of
            depreciation and amortization                        6,548           9,102
       Depreciation and amortization                             7,496           5,615
       Selling, general and administrative                       3,455           4,538
       Operating lease                                             689            --
       Interest expense                                          7,406           7,132
       Non-recurring charges                                     7,059            --
                                                              --------        --------

            Total costs and expenses                            41,623          34,989
                                                              --------        --------

Loss before income taxes and extraordinary items                (6,863)         (1,181)

Income tax benefit                                              (2,574)           (449)
                                                              --------        --------

       Loss before extraordinary items                        $ (4,289)       $   (732)
                                                              ========        ========

       Extraordinary loss, net of $2,037 income tax benefit      3,393            --
                                                              --------        --------

       Net loss                                               $ (7,682)       $   (732)
                                                              ========        ========


     See accompanying notes to unaudited consolidated financial statements.

                          UNIVERSAL COMPRESSION, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                       THREE MONTHS     THREE MONTHS
                                                                           ENDED            ENDED
                                                                          JUNE 30,         JUNE 30,
                                                                            2000             1999
                                                                       ------------     ------------

Cash flows from operating activities:
  Net loss                                                              $   (7,682)       $    (732)
  Adjustments to reconcile net loss to cash
    provided from operating activities:
       Depreciation and amortization                                         7,496            5,615
       (Gain) loss on asset sales                                              (93)              19
       Amortization of debt issuance costs                                     314              268
       Accretion of discount notes                                           4,472            4,060
       Increase (decrease) in payable to parent                            114,703              (16)
       Deferred income taxes                                                (2,037)               0
       Other                                                                 4,150            7,373
                                                                        ----------        ---------
            Net cash provided by operating activities                      121,323           16,587

Cash flows from investing activities:
       Additions to property, plant and equipment, net                     (18,559)         (10,171)
       Capital leaseback of vehicles                                          (334)          (3,935)
       Proceeds from sale of fixed assets                                   62,647             --
                                                                        ----------        ---------
            Net cash provided by (used in) investing activities             43,754          (14,106)

Cash flows from financing activities:
       Principal repayments of long-term debt                              (74,855)            (188)
       Net repayment under revolving line of credit                        (75,000)          (4,900)
       Net proceeds (repayment) on sale-leaseback of vehicles                  (68)           3,935
       Net repayment of financing lease                                    (10,580)            --
       Acquisition                                                           6,185             --
       Debt issuance costs                                                  (5,320)            --
                                                                        ----------        ---------
            Net cash used in financing activities                         (159,638)          (1,153)

Net increase in cash and cash equivalents                                    5,439            1,328
Cash and cash equivalents at beginning of period                             1,403            2,927
                                                                        ----------        ---------

Cash and cash equivalents at end of period                              $    6,842        $   4,255
                                                                        ==========        =========


     See accompanying notes to unaudited consolidated financial statements.

                          UNIVERSAL COMPRESSION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000


1.      BASIS OF PRESENTATION

Universal Compression Holdings, Inc. (the "Company") was formed on December 12, 1997 for the purpose of acquiring TCS, which was formed in 1954, from Tidewater. Upon completion of the Tidewater Acquisition on February 20, 1998, TCS became the Company's wholly-owned subsidiary and changed its name to Universal Compression, Inc. ("Universal"). Universal is a wholly-owned subsidiary of the Company. These consolidated financial statements should be read in conjunction with the consolidated financial statements presented in Universal's Annual Report on Form 10-K for the year ended March 31, 2000. That report contains a more comprehensive summary of Universal's major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of Universal and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending
March 31, 2001.

Universal is a leading provider of natural gas compressor rental, sales, operations, maintenance and fabrication services to the natural gas industry, with one of the largest compressor fleets in the United States, and has a growing presence in key international markets. As of June 30, 2000, Universal had a broad base of over 650 customers and operated a fleet of over 2,700 compression rental units with an aggregate capacity of approximately 707,000 horsepower. Universal operates in every significant natural gas producing region in the United States through its 30 compression sales and service locations. As a complement to its rental operations, Universal designs and fabricates compression units for its own fleet as well as for its global customer base.

2.      RECENT ACCOUNTING PRONOUNCEMENTS

In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This statement addresses a limited number of issues causing implementation difficulties for entities applying SFAS No. 133. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Universal is currently evaluating the effects of this statement.

3.      INVENTORIES

Inventories consisted of (in thousands):

                                                           JUNE 30,      MARCH 31,
                                                             2000          2000
                                                           --------      ---------

                 Finished goods                            $ 5,577       $ 5,551
                 Work-in-progress                            2,660         3,176
                                                           -------       -------
                      Total                                $ 8,237       $ 8,727
                                                           =======       =======

4.      OPERATING LEASE FACILITY

In May 2000, Universal entered into a $200 million operating lease facility pursuant to which Universal may sell and lease back certain compression equipment from a Delaware business trust for a five-year term. The rental payments under the lease facility include an amount based on LIBOR plus a variable amount depending on Universal's operating results, applied to the funded amount of the lease. Under the lease facility, Universal received approximately $63 million in proceeds from the initial sale of compression equipment in May 2000, and may sell up to an additional $137 million of compression equipment through November 2001. The equipment was sold and leased back by Universal for a five-year period and will continue to be deployed by Universal under its normal operating procedures. At any time, Universal has the option to repurchase the equipment. The equipment sold had a book value of approximately $43 million and the equipment sale resulted in a gain of approximately $20 million that is being deferred until the end of the lease. Universal has substantial residual value guarantees on the equipment under the operating lease facility (approximately 85% of the funded amount) that are due upon termination of the lease and which may be satisfied by a cash payment or the exercise of the purchase option. Pursuant to the facility, Universal is restricted by certain covenants relating to its operations, including its ability to enter into acquisition and sales transactions, incur additional indebtedness, permit additional liens on its assets and pay dividends. Universal's obligations under this facility are secured by liens on its compression equipment that is subject to the lease and certain related rights.

5.      EXTRAORDINARY LOSSES

During the quarter ended June 30, 2000, Universal incurred extraordinary losses of $3.4 million, net of income taxes of $2.0 million, related to its debt restructuring.

6.      NON-RECURRING CHARGES

During the quarter ended June 30, 2000, Universal incurred non-recurring charges of $4.4 million, net of income taxes of $2.7 million, related to the early termination of a management agreement and a consulting agreement and other related fees in connection with the Company's initial public offering and the concurrent financing transactions.

7.      RELATED PARTY TRANSACTIONS

In connection with the initial public offering, Universal terminated its Management Agreement with Castle Harlan, Inc. and its Finders and Consulting Agreement with Samuel Urcis, a director of the Company. In exchange for such terminations, Universal paid $3.0 million in cash and issued 136,364 shares of its common stock to Castle Harlan, and paid $150,000 in cash and issued 6,818 shares of common stock to Mr. Urcis.

8.      INDUSTRY SEGMENTS

Universal has three principal industry segments: Domestic Rental and Maintenance, International Rental and Maintenance and Engineered Products. The two Rental and Maintenance segments provide natural gas compression rental and maintenance services to meet specific customer requirements. The Engineered Products segment involves the design, fabrication and sale of natural gas and air compression packages to meet customer and Universal's own specifications. The International Rental and Maintenance segment represents substantially all of Universal's foreign based operations.

Universal evaluates performance based on profit or loss from operations, which is defined as income before income taxes less gain on asset sales and interest income plus interest expense. Revenues include sales to unaffiliated customers. Gross margin is defined as total revenue less rental expenses, cost of sales (exclusive of depreciation and amortization), gain of asset sales and interest income. The Corporate and Other segment represents primarily corporate activities, part sales and services and all other items that could not be allocated to an identifiable segment. The Corporate and Other segment principally serves the oil and gas market, including sales of parts and equipment utilized in the extraction of natural gas and the service that Universal provides to customers' natural gas compression units.

The following table presents sales and other financial information by industry segment for the three months ended June 30, 2000 and 1999 (in thousands):

                                 DOMESTIC      INTERNATIONAL                  CORPORATE
                                RENTAL AND       RENTAL AND    ENGINEERED        AND
                                MAINTENANCE     MAINTENANCE     PRODUCTS        OTHER            TOTAL
                                -----------    -------------   ----------     ---------          -----
June 30, 2000:
   Revenues .............        $ 22,175        $ 4,099        $ 7,661         $   825         $ 34,760
   Gross margin .........        $ 14,245        $ 3,059        $ 1,522         $   260         $ 19,086
   Operating income .....        $  5,703        $ 1,308        $   921         $  (486)        $  7,446

June 30, 1999:
   Revenues .............        $ 19,761        $ 3,426        $ 5,988         $ 4,633         $ 33,808
   Gross margin .........        $ 12,018        $ 2,568        $   576         $   958         $ 16,120
   Operating income .....        $  4,246        $ 1,199        $   (99)        $   582         $  5,928

9.       COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, Universal is involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on Universal's financial position, operating results or cash flows.

10.      SUBSEQUENT EVENTS

In August 2000, the Company and Universal signed a definitive merger agreement to acquire Gas Compression Services, Inc. ("GCSI"), a supplier of natural gas compression equipment and services. Under the terms of the agreement, the Company will acquire GCSI by merger into Universal for a combination of $12 million in cash, shares of the Company's common stock valued at $46 million and the assumption of approximately $53 million in debt and operating leases. The transaction will be accounted for as a purchase. The transaction is subject to customary closing conditions, including regulatory approvals, and is expected to be consummated by the end of September 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this report are forward-looking statements. Such forward-looking statements include, without limitation, statements regarding the sufficiency of available cash flows to fund continuing operations, capital improvements, the expected amount of capital expenditures for the fiscal year, the Company's pending merger transaction, the Company's future financial position, growth strategy and projected costs, and plans and objectives of management for future operations. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although management believes the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to have been correct. Important factors that could cause actual result to differ materially from the expectations reflected in the forward-looking statements include, among other things: (1) conditions in the oil and gas industry, including the price of oil and natural gas and the demand for natural gas, (2) competition among the various providers of contract compression services, (3) changes in safety and environmental regulations pertaining to the production and transportation of natural gas, (4) changes in economic or political conditions in the markets in which the Company operates, and (5) introduction of competing technologies by other companies. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

The terms "Company," "our" and "we" when used in this report, refer to Universal Compression Holdings, Inc. and its subsidiaries including Universal Compression, Inc., as a combined entity, except where it is made clear that such term means only the parent company, and includes its predecessors, including Tidewater Compression Service, Inc.


                      UNIVERSAL COMPRESSION HOLDINGS, INC.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Revenues. The Company's total revenues for the three months ended June 30, 2000 increased $1.0 million to $34.8 million compared to $33.8 million for the three months ended June 30, 1999. Rental revenue increased by $3.1 million, or 13%, to $26.3 million during the three months ended June 30, 2000 from $23.2 million during the three months ended June 30, 1999. Domestic rental revenue increased by $2.4 million, or 12%, to $22.2 million during the three months ended June 30, 2000 from $19.8 million during the three months ended June 30, 1999. International rental revenue increased by $0.7 million, or 21%, to $4.1 million during the three months ended June 30, 2000 from $3.4 million during the three months ended June 30, 1999. The increase in both domestic and international rental revenue primarily resulted from expansion of the Company's rental fleet. Domestic average rented horsepower for the three months ended June 30, 2000 increased by 21% to approximately 492,000 horsepower from approximately 407,000 horsepower for the three months ended June 30, 1999. In addition, international average rented horsepower for the three months ended June 30, 2000 increased by 33% to approximately 53,000 horsepower from approximately 40,000 horsepower for the three months ended June 30, 1999, primarily through additional service in Argentina and Colombia. The Company's average horsepower utilization rate for the quarter ended June 30, 2000, was approximately 84.3%, up from 78.4% in the same quarter a year ago. At the end of the quarter the Company had approximately 653,000 available horsepower with another 54,000 horsepower operated and maintained for customers. Revenue from fabrication and sales decreased to $8.3 million from $10.6 million, a decrease of 22%. The decline in sales revenue, consisting mostly of equipment fabrication and parts sales, for the first fiscal quarter was due primarily to the impact in the prior-year period of an equipment sale option exercised by a rental customer and the sale of a small air compression distributorship. These two events totaled $3.6 million. Excluding these transactions, equipment and parts sales revenues in the first quarter of the current year increased $1.2 million over the same period a year earlier. The backlog of fabrication projects at the end of the first quarter was approximately $18.4 million, compared with a backlog of $12.3 million at the same time a year earlier.

Gross Margin. Gross margin (defined as total revenue less rental expense, cost of sales (exclusive of depreciation and amortization), gain on asset sales and interest income) for the three months ended June 30, 2000 increased $3.0 million, or 19%, to $19.1 million from gross margin of $16.1 million for the three months ended June 30, 1999. The rental gross margin for the three months ended June 30, 2000 increased $2.7 million, or 18%, to $17.3 million compared to gross margin of $14.6 million for the three months ended June 30, 1999. Gross margin increased primarily as the result of the rental revenue growth discussed above, while rental margins increased to approximately 66% for the three months ended June 30, 2000 compared to approximately 63% for the three months ended June 30, 1999.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2000 decreased $1.1 million compared to the three months ended June 30, 1999. As a percentage of revenue, selling, general and administrative expenses represented 10% of revenues for the three months ended June 30, 2000 compared to 13% of revenues for the three months ended June 30, 1999. The decrease is primarily due to the elimination of management fees paid during the three months ended June 30, 2000 as a result of termination of such fees in connection with the Company's initial public offering consummated May 30, 2000. In addition, the Company has been able to reduce other costs as compared to the same period in the prior year.

EBITDA for the three months ended June 30, 2000 increased 27% to $15.7 million from $12.4 million for the three months ended June 30, 1999, primarily due to increases in horsepower and utilization of the compression rental fleet in addition to decreased selling, general and administrative expenses as discussed above. EBITDA is defined as net income plus income taxes, interest expense, leasing expense, management fees, depreciation and amortization. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as an indicator of the Company's operating performance or to net cash provided by operating activities as a measure of its liquidity. Additionally, the EBITDA computation used herein may not be comparable to other similarly titled measures of other companies. EBITDA represents a measure upon which management assesses financial performance and certain covenants in the Company's borrowing arrangements will be tied to similar measures. The Company believes that EBITDA is a standard measure of financial performance used for valuing companies in the compression industry. EBITDA is a useful common yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the bulk of which are long-lived assets in the compression industry), or what their tax attributes may be.

Non-recurring Charges. During the quarter ended June 30, 2000, the Company incurred non-recurring charges of $4.4 million, net of income taxes of $2.7 million, related to the early termination of a management agreement and a consulting agreement and other related fees in connection with the Company's initial public offering and concurrent financing transactions.

Depreciation and Amortization. Depreciation and amortization increased by $1.9 million to $7.5 million during the three months ended June 30, 2000, compared to $5.6 million during the three months ended June 30, 1999. The increase resulted primarily from the expansion of the Company's rental fleet offset partially by the compressor equipment sold and leased back under the new operating lease facility.

Operating Lease. The Company incurred leasing expense of $0.7 million during the three months ended June 30, 2000 resulting from the new operating lease facility entered into in May 2000.

Interest Expense. Interest expense increased $0.1 million to $8.0 million for the three months ended June 30, 2000 from $7.9 million for the three months ended June 30, 1999, primarily as a result of increased borrowings under the revolving credit facility, increased accretion of discount notes, the financing lease and increased interest rates. The increase in interest expense was offset partially by the reduction of debt resulting from the Company's initial public offering and related debt restructuring.

Extraordinary Losses. During the quarter ended June 30, 2000, the Company incurred extraordinary losses of $6.3 million, net of income taxes of $3.7 million, related to its debt restructuring.

Net Loss. The Company had a net loss of $10.9 million for the three months ended June 30, 2000 compared to a net loss of $1.2 million for the three months ended June 30, 1999, primarily as a result of extraordinary losses of $6.3 million, net of income taxes, non-recurring charges of $4.4 million, net of income taxes, increased depreciation and amortization related to the continued expansion of the Company's assets and the factors discussed above. Excluding the effect of the non-recurring and extraordinary after-tax charges, the Company's net loss for the fiscal 2001 first quarter was $252,000.

LIQUIDITY AND CAPITAL RESOURCES

In May 2000, concurrently with the Company's initial public offering, the Company entered into a $200 million, five-year operating lease facility (the "Operating Lease Facility") arranged by Deutsche Bank Securities Inc. The transaction has been structured as a sale and lease back of compression equipment to a trust formed by Deutsche Bank AG (the "Trust"). Under the Operating Lease Facility, certain of the compression equipment was sold to the Trust for approximately $63 million and leased back by the Company for a five-year period and the Company may sell an additional $137 million of equipment to the Trust through November 2001. The compression equipment will continue to be deployed by the Company under its normal operating procedures. Additionally, the Company has the option to repurchase the equipment from the Trust at any time. The equipment sold had a book value of approximately $43 million and the equipment sale resulted in a gain of approximately $20 million, which is being deferred until the end of the lease. As of June 30, 2000, the rate for the rental payments under the Operating Lease Facility was approximately 9.5%.

In May 2000, the Company repaid and terminated its term loan and revolving credit facility and entered into a new $50.0 million secured revolving credit facility which has a five-year term. The revolver bears interest at our option at a base rate or LIBOR plus, in each case, a variable amount depending on our operating results. The revolver is secured by a lien on all of our personal property that is not subject to our new Operating Lease Facility. The revolver contains limitations on our ability to enter into acquisition and sales transactions, incur additional indebtedness and place additional liens on our assets. Although we are able to borrow the full amount of the commitment under the new revolver, as of June 30, 2000, no amounts were outstanding. Universal is the borrower, and one of its subsidiaries, together with the Company, is a guarantor under the Credit Agreement.

The Company's cash and cash equivalents balance at June 30, 2000 was $6.8 million compared to $1.4 million at March 31, 2000. For the three months ended June 30, 2000, the Company generated cash flow from operations of $2.7 million, received $62.6 million from the sale of compression equipment under the Operating Lease Facility and received $149.2 million from the initial public offering of its common stock. The Company primarily used this cash flow to purchase $19.3 million of equipment and inventory for its rental operations and make net principal payments of $192.7 million on its outstanding debt balances, which included termination of the Company's term loan and credit facility, redemption of all of its 11 3/8% Senior Discount Notes and retirement of a finance lease arrangement. See Part II, Item 2, "Changes in Securities and Use of Proceeds" in this report for more information.

In April 2000, the Company acquired all of the outstanding stock of Spectrum Rotary Compression Inc. from Energy Spectrum Partners LP in exchange for 287,723 shares of the Company's common stock. Spectrum added approximately 10,700 horsepower to the Company's fleet and provided an increased presence in the screw compressor market.

The Company expects to expend approximately $75 million on capital projects during fiscal 2001. The Company continues to emphasize its investment in larger horsepower compression rental units and the acquisition leaseback of customer owned equipment. The Company's other principal uses of cash will be to fund working capital needs and to meet required principal and interest payments on debt obligations.

The successful completion of the Company's initial public offering of its common stock and financing and operating lease arrangements during the quarter improved the Company's financial resources. The Company anticipates that internally generated cash flow, including improvement in its working capital position and availability under its new revolving credit facility, Operating Lease Facility and permitted international borrowings will be sufficient to fund domestic and international operations, capital projects, and its obligations for fiscal year 2001.

                          UNIVERSAL COMPRESSION, INC.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Revenues. Universal Compression Inc.'s ("Universal") total revenues for the three months ended June 30, 2000 increased $1.0 million to $34.8 million compared to $33.8 million for the three months ended June 30, 1999. Rental revenue increased by $3.1 million, or 13%, to $26.3 million during the three months ended June 30, 2000 from $23.2 million during the three months ended June 30, 1999. Domestic rental revenue increased by $2.4 million, or 12%, to $22.2 million during the three months ended June 30, 2000 from $19.8 million during the three months ended June 30, 1999. International rental revenue increased by $0.7 million, or 21%, to $4.1 million during the three months ended June 30, 2000 from $3.4 million during the three months ended June 30, 1999. The increase in both domestic and international rental revenue primarily resulted from expansion of the Universal's rental fleet. Domestic average rented horsepower for the three months ended June 30, 2000 increased by 21% to approximately 492,000 horsepower from approximately 407,000 horsepower for the three months ended June 30, 1999. In addition, international average rented horsepower for the three months ended June 30, 2000 increased by 33% to approximately 53,000 horsepower for the three months ended June 30, 2000 from approximately 40,000 horsepower for the three months ended June 30, 1999, primarily through additional service in Argentina and Colombia. Universal's average horsepower utilization rate for the quarter ended June 30, 2000, was approximately 84.3%, up from 78.4% in the same quarter a year ago. At the end of the quarter, Universal had approximately 653,000 available horsepower with another 54,000 horsepower operated and maintained for customers. Revenue from fabrication and sales decreased to $8.3 million from $10.6 million, a decrease of 22%. The decline in sales revenue, consisting mostly of equipment fabrication and parts sales, for the first fiscal quarter was due primarily to the impact in the prior-year period of an equipment sale option exercised by a rental customer and the sale of a small air compression distributorship. These two events totaled $3.6 million. Excluding these transactions, equipment and parts sales revenues in the first quarter of the current year increased $1.2 million over the same period a year earlier. The backlog of fabrication projects at the end of the first quarter was approximately $18.4 million, compared with a backlog of $12.3 million at the same time a year earlier.

Gross Margin. Gross margin (defined as total revenue less rental expense, cost of sales (exclusive of depreciation and amortization, gain on asset sales and interest income)) for the three months ended June 30, 2000 increased $3.0 million, or 19%, to $19.1 million from gross margin of $16.1 million for the three months ended June 30, 1999. The rental gross profit for the three months ended June 30, 2000 increased $2.7 million, or 18%, to $17.3 million compared to gross margin of $14.6 million for the three months ended June 30, 1999. Gross margin increased primarily as the result of the rental revenue growth discussed above, while rental margins increased to approximately 66% for the three months ended June 30, 2000 compared to approximately 63% for the three months ended June 30, 1999.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2000 decreased $1.1 million compared to the three months ended June 30, 1999. As a percentage of revenue, selling, general and administrative expenses represented 10% of revenues for the three months ended June 30, 2000 compared to 13% of revenues for the three months ended June 30, 1999. The decrease is primarily due to the elimination of management fees paid during the three months ended June 30, 2000 as a result of termination of such fees in connection with the Company's initial public offering consummated May 30, 2000. In addition, Universal has been able to reduce other costs as compared to the same period in the prior year.

EBITDA for the three months ended June 30, 2000 increased 27% to $15.7 million from $12.4 million for the three months ended June 30, 1999, primarily due to increases in horsepower and utilization of the compression rental fleet in addition to decreased selling, general and administrative expenses as discussed above. EBITDA is defined as net income plus income taxes, interest expense, leasing expense, management fees, depreciation and amortization. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as an indicator of Universal's operating performance or to net cash provided by operating activities as a measure of its liquidity. Additionally, the EBITDA computation used herein may not be comparable to other similarly titled measures of other companies. EBITDA represents a measure upon which management assesses financial performance and certain covenants in Universal's borrowing arrangements will be tied to similar measures. Universal believes that EBITDA is a standard measure of financial performance used for valuing companies in the compression industry. EBITDA is a useful common yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the bulk of which are long-lived assets in the compression industry), or what their tax attributes may be.

Non-recurring Charges. During the quarter ended June 30, 2000, Universal incurred non-recurring charges of $4.4 million, net of income taxes of $2.7 million, related to the early termination of a management agreement and a consulting agreement and other related fees in connection with the Company's initial public offering and the concurrent financing transactions.

Depreciation and Amortization. Depreciation and amortization increased by $1.9 million to $7.5 million during the three months ended June 30, 2000 compared to $5.6 million during the three months ended June 30, 1999. The increase resulted primarily from the expansion of Universal's rental fleet offset partially by the compression equipment sold and leased back under the Operating Lease Facility.

Operating Lease. Universal incurred leasing expense of $0.7 million during the three months ended June 30, 2000 resulting from the Operating Lease Facility entered into in May 2000.

Interest Expense. Interest expense increased $0.3 million to $7.4 million for the three months ended June 30, 2000 from $7.1 million for the three months ended June 30, 1999, primarily as the result of increased borrowings under the revolving credit facility, increased accretion of discount notes, the financing lease and increased interest rates. The increase in interest expense was offset partially by the reduction of debt resulting from the Company's initial public offering and related debt restructuring.

Extraordinary Losses. During the quarter ended June 30, 2000, Universal incurred extraordinary losses of $3.4 million, net of income taxes of $2.0 million, related to its debt restructuring.

Net Loss. Universal had a net loss of $7.7 million for the three months ended June 30, 2000 compared to a net loss of $0.7 million for the three months ended June 30, 1999, primarily as a result of extraordinary losses of $3.4 million, net of income taxes, non-recurring charges of $4.4 million, net of income taxes, interest expense increasing from $7.1 million to $7.4 million, increased depreciation and amortization related to the continued expansion of Universal's assets and the factors discussed above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to some market risk due to the floating interest rate under the new revolving credit facility and operating lease facility. The revolving credit facility and operating lease facility have interest and lease payments based on a floating rate (a base rate or LIBOR, at the Company's option in the case of the revolving credit facility, and LIBOR, in the case of the Operating Lease Facility) plus a variable amount based on operating results. The revolving credit facility and the Operating Lease Facility run through May 2005 and have outstanding principal balances at June 30, 2000 of $0 and $62.6 million, respectively. The LIBOR rate at June 30, 2000 was 6.65%. A 1.0% increase in interest rates could result in a $0.6 million annual increase in interest expense on the existing principal balances. In order to minimize any significant foreign currency credit risk, the Company generally contractually requires that payment be made in U.S. dollars. If payment is not made in U.S. dollars, the Company generally utilizes the exchange rate into U.S. dollars on the payment date or balances payments in local currency against local expenses.


                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended June 30, 2000, the Company issued the following equity securities that were not registered under the Securities Act of 1933, as amended: (A) on April 28, 2000, 17,201 shares of common stock and 68,804 shares of preferred stock to Energy Spectrum Partners LP in connection with the Company's acquisition of all of the outstanding capital stock of Spectrum Rotary Compression, Inc. (which shares were subsequently converted into an aggregate of 287,723 shares of common stock by virtue of the Company's initial public offering and related recapitalization); and (B) on May 30, 2000, (i) 136,364 shares of common stock to Castle

Harlan, Inc. with respect to the early termination of its Management Agreement with the Company in connection with the initial public offering, (ii) 6,818 shares of common stock to Samuel Urcis, a director of the Company, with respect to the early termination of his Finders and Consulting Agreement with the Company in connection with the initial public offering and (iii) 13,636 shares of common stock to Ernie L. Danner, a director and officer of the Company, in connection with his services relating to the initial public offering. All of such shares were issued in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) under such Act and disclosed in the Company's Registration Statement on Form S-1, which was declared effective on May 23, 2000.

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

On April 5, 2000, the Company filed a Registration Statement on Form S-1 (File No. 333-34090) relating to the initial public offering of its common stock. On May 23, 2000, the Company's Registration Statement on Form S-1 relating to its initial public offering was declared effective. The Company initially sold 7,000,000 shares of its common stock in the offering, which closed on May 30, 2000. The public offering price was $22.00 per share, and the underwriting discount was $1.485 per share. The net proceeds to the Company from the initial offering, after deducting underwriting discounts and commissions, were approximately $143.6 million. Concurrently with the closing of the initial public offering, the Company entered into a new revolving credit facility and the Operating Lease Facility.

On June 2, 2000, the underwriters for the initial public offering exercised a portion of the over-allotment option granted to them by the Company in connection with the offering. On June 7, 2000, the Company issued and sold an additional 275,000 shares of its common stock pursuant to this option. The net proceeds to the Company from the issuance of the over-allotment shares, after deducting underwriting discounts and commissions, were approximately $5.6 million.

The $149.2 million in total net proceeds to the Company from the initial public offering (including the issuance of the over-allotment shares) and the $62.6 million in initial proceeds to the Company from the Operating Lease Facility were used as follows: $148.3 million was used to repay all outstanding indebtedness under the Company's term loan and revolving credit facility; $32.2 million was used to redeem all of the Company's outstanding 11 3/8% Senior Discount Notes; $10.6 million was used to repay all indebtedness under the Company's Colombian financing lease that was entered into in July 1999; and the remaining proceeds were used for working capital and to pay expenses associated with the offering and the concurrent financing transactions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In lieu of a special meeting of stockholders, on or about May 1, 2000, resolutions were duly adopted by written consent of a majority of the Company's stockholders entitled to vote on the following matters: (i) amending and restating the Company's existing certificate of incorporation (as amended and restated, the "Restated Certificate of Incorporation"), a copy of which is filed as Exhibit 3.1 to this report, which included an increase to the authorized common stock and preferred stock and a recapitalization of the outstanding capital stock of the Company in connection with of the Company's initial public offering; (ii) amending the Company's existing Incentive Stock Option Plan (a) to modify certain definitions, (b) to allow for adjustment of shares subject to outstanding options and reserved under such plan in connection with the recapitalization of the Company's capital stock, and (c) to increase the number of shares reserved thereunder as well as to approve stock option grants thereunder; (iii) amending the Company's bylaws to provide for a staggered board with three classes of directors; (iv) implementing the classified board of directors and electing to the Board of Directors (a) C. Kent May and Thomas C. Case to Class A to serve for the ensuing year, (b) Ernie L. Danner and Stephen
A. Snider to Class B to serve for the next two years, and (c) John K. Castle, Samuel Urcis, and William Pruellage to Class C to serve for the next three years; and (v) appointing the independent auditors of the Company. The foregoing directors account for all of the directors on the Board of Directors.

In lieu of a special meeting of stockholders, on or about May 16, 2000, resolutions were duly adopted by written consent of a majority of the Company's stockholders entitled to vote on an amendment to the Company's Incentive Stock Option Plan to modify the terms and conditions under which an option may be granted and exercised. The stockholders of the 346,925 shares of the Company's voting common stock and 1,387,700 shares of the Company's preferred stock unanimously approved such matters pursuant to such written consent.

On or about May 18, 2000, a majority of the Company stockholders representing 1,720 shares of our 3,050 outstanding shares of non-voting common stock approved the Restated Certificate of Incorporation pursuant to a written consent in lieu of special meeting with the remainder of such shares not voting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

The following documents have been included as Exhibits to this report:

  EXHIBIT
   NUMBER                             DESCRIPTION

    3.1     --    Restated Certificate of Incorporation of Universal
                  Compression Holdings, Inc.

    3.2     --    Restated Bylaws of Universal Compression Holdings, Inc.

    10.1    --    Participation Agreement, dated May 30, 2000, among Universal
                  Compression, Inc., Universal Compression Holdings, Inc.,
                  Wilmington Trust Company, as Trustee and in its individual capacity, Deutsche Bank AG, New York Branch, and the other
                  Certificate Holders party thereto, Bankers Trust Company, as
                  Administrative Agent and Collateral Agent, and the Lenders party thereto.

    10.2    --    Master Equipment Lease Agreement, dated May 30, 2000, between
                  Wilmington Trust Company, as Trustee, and Universal
                  Compression, Inc.

    10.3    --    Loan Agreement, dated May 30, 2000, among Wilmington Trust
                  Company, as Trustee, Bankers Trust Company, as Administrative
                  Agent and Collateral Agent, and the Lenders party thereto.

    10.4    --    Assembly Agency Agreement, dated May 30, 2000, between
                  Wilmington Trust Company, as Trustee, and Universal
                  Compression, Inc.

    10.5    --    Trust Agreement, dated May 25, 2000, between the Certificate
                  Holders and Wilmington Trust Company, as Trustee.

    10.6    --    Credit Agreement, dated May 30, 2000, among Universal
                  Compression Holdings, Inc., Universal Compression, Inc.,
                  Deutsche Bank Securities, Inc., as Lead Arranger, Bankers
                  Trust Company, as Administrative Agent, and the lenders party thereto.

    10.7    --    Security Agreement, dated May 30, 2000, among Universal
                  Compression Holdings, Inc., Universal Compression, Inc., certain of its subsidiaries and Bankers Trust Company, as Collateral Agent.

    10.8    --    Pledge Agreement, dated May 30, 2000, among Universal
                  Compression Holdings, Inc., Universal Compression, Inc., and
                  Bankers Trust Company, as Collateral Agent.

    10.9    --    Subsidiaries Guaranty, dated May 30, 2000, by Universal
                  Compression International, Inc. in favor of Bankers Trust
                  Company, as Administrative Agent.

    27.1    --    Financial Data Schedule - Universal Compression Holdings, Inc.

    27.2    --    Financial Data Schedule - Universal Compression, Inc.

(b)     Reports on Form 8-K.

Four reports were filed on Form 8-K during the first fiscal quarter of 2000:

o The Company and Universal filed a Current Report on Form 8-K on April 7, 2000 to report under Item 5 the filing on April 5, 2000 of a registration statement on Form S-1 (Reg. No. 333-34090) for the proposed public offering of the Company's common stock.

o The Company and Universal filed a Current Report on Form 8-K on May 5, 2000 to report under Item 5 the filing on May 3, 2000 of an amendment to the Company's registration statement on Form S-1 (Reg. No. 333-34090), which included financial statements for the fiscal year ended March 31, 2000.

o The Company and Universal filed a Current Report on Form 8-K on June 2, 2000 to report under Item 5 the issuance of a press release on May 24, 2000 and on May 31, 2000 announcing the Company's initial public offering of 7,000,000 shares of its common stock at $22.00 per share, and the concurrent closing of a new $200.0 million operating lease facility and $50.0 million revolving credit facility.

o The Company and Universal filed a Current Report on Form 8-K on June 8, 2000 to report under Item 5 the issuance of a press release on June 8, 2000 announcing the issuance of an additional 275,000 shares of the Company's common stock at $22.00 per share to cover over-allotments relating to its initial public offering.

In addition, the Company and Universal filed a Current Report on Form 8-K on August 9, 2000 to report under Item 5 the issuance of a press release on August 7, 2000 announcing the execution of an Agreement and Plan of Merger dated August 4, 2000, which contemplates the acquisition of all the outstanding capital stock of Gas Compression Services, Inc. ("GCSI") and certain additional assets through GCSI's merger with and into Universal Compression, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   UNIVERSAL COMPRESSION HOLDINGS, INC.


Date: August 11, 2000              By:      /s/ RICHARD W. FITZGERALD
                                      -----------------------------------------
                                                Richard W. FitzGerald,
                                             Chief Financial Officer and
                                                Senior Vice President

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   UNIVERSAL COMPRESSION, INC.


Date: August 11, 2000              By:    /s/ RICHARD W. FITZGERALD
                                      -----------------------------------------
                                              Richard W. FitzGerald,
                                           Chief Financial Officer and
                                              Senior Vice President

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                                  DESCRIPTION
  -------                                 -----------

    3.1     --    Restated Certificate of Incorporation of Universal
                  Compression Holdings, Inc.

    3.2     --    Restated Bylaws of Universal Compression Holdings, Inc.

    10.1    --    Participation Agreement, dated May 30, 2000, among Universal
                  Compression, Inc., Universal Compression Holdings, Inc.,
                  Wilmington Trust Company, as Trustee and in its individual capacity, Deutsche Bank AG, New York Branch, and the other
                  Certificate Holders party thereto, Bankers Trust Company, as
                  Administrative Agent and Collateral Agent, and the Lenders
                  party thereto.

    10.2    --    Master Equipment Lease Agreement, dated May 30, 2000, between
                  Wilmington Trust Company, as Trustee, and Universal
                  Compression, Inc.

    10.3    --    Loan Agreement, dated May 30, 2000, among Wilmington Trust
                  Company, as Trustee, Bankers Trust Company, as Administrative
                  Agent and Collateral Agent, and the Lenders party thereto.

    10.4    --    Assembly Agency Agreement, dated May 30, 2000, between
                  Wilmington Trust Company, as Trustee, and Universal
                  Compression, Inc.

    10.5    --    Trust Agreement, dated May 25, 2000, between the Certificate
                  Holders and Wilmington Trust Company, as Trustee.

    10.6    --    Credit Agreement, dated May 30, 2000, among Universal
                  Compression Holdings, Inc., Universal Compression, Inc.,
                  Deutsche Bank Securities, Inc., as Lead Arranger, Bankers
                  Trust Company, as Administrative Agent, and the lenders party thereto.

    10.7    --    Security Agreement, dated May 30, 2000, among Universal
                  Compression Holdings, Inc., Universal Compression, Inc.,
                  certain of its subsidiaries and Bankers Trust Company, as
                  Collateral Agent.

    10.8    --    Pledge Agreement, dated May 30, 2000, among Universal
                  Compression Holdings, Inc., Universal Compression, Inc., and
                  Bankers Trust Company, as Collateral Agent.

    10.9    --    Subsidiaries Guaranty, dated May 30, 2000, by Universal
                  Compression International, Inc. in favor of Bankers Trust
                  Company, as Administrative Agent.

    27.1    --    Financial Data Schedule - Universal Compression Holdings, Inc.

    27.2    --    Financial Data Schedule - Universal Compression, Inc.