Form 10-K405/A
period 2000-03-31
UNIVERSAL COMPRESSION HOLDINGS INC; UNIVERSAL COMPRESSION INC
filed 2000-11-03
CIK 1057234, 1057233

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------
                                AMENDMENT NO. 1
                                  FORM 10-K/A
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)

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

    Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     NOTICE

     This Form 10-K/A, dated November 3, 2000, amends the Universal Compression Holdings, Inc. ("UCH") and Universal Compression, Inc. ("UCI") Form 10-K for the fiscal year ended March 31, 2000 as filed on May 23, 2000 (the "2000 Form 10-K"). The Exhibit Index on pages E-1 through E-7 was inadvertently omitted from the electronic filing and is provided in this filing in its entirety and should be read in conjunction with the 2000 Form 10-K for UCH and UCI as previously filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           UNIVERSAL COMPRESSION HOLDINGS, INC.

Date: November 3, 2000                                 By: /s/ RICHARD W. FITZGERALD
                                               ---------------------------------------------
                                                           Richard W. FitzGerald
                                                         Senior Vice President and
                                                          Chief Financial Officer

                                               UNIVERSAL COMPRESSION, INC.

Date: November 3, 2000                                 By: /s/ RICHARD W. FITZGERALD
                                               ---------------------------------------------
                                                           Richard W. FitzGerald
                                                         Senior Vice President and
                                                          Chief Financial Officer

                               INDEX TO EXHIBITS

                EXHIBITS OF UNIVERSAL COMPRESSION HOLDINGS, INC.
                        AND UNIVERSAL COMPRESSION, INC.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Certificate of Incorporation of Universal Compression
                            Holdings, Inc., as amended to date (incorporated by
                            reference to Exhibit 3.1 of Amendment No. 2 dated
                            September 17, 1998 to Universal Compression Holdings,
                            Inc.'s Registration Statement on Form S-4 (File No.
                            333-48283)).
          3.2            -- Form of Restated Certificate of Incorporation of
                            Universal Compression Holdings, Inc., to be effective in
                            the event of and immediately prior to closing of the
                            proposed offering under Universal Compression Holdings,
                            Inc.'s Registration Statement on Form S-1 (File No.
                            333-34090), as amended (incorporated by reference to
                            Exhibit 3.2 of Amendment No. 2 dated May 22, 2000 to
                            Universal Compression Holdings, Inc.'s Registration
                            Statement on Form S-1 (File No. 333-34090)).
          3.3            -- Bylaws of Universal Compression Holdings, Inc.
                            (incorporated by reference to Exhibit 3.2 of Amendment
                            No. 1 dated July 30, 1998 to Universal Compression
                            Holdings, Inc.'s Registration Statement on Form S-4 (File
                            No. 333-48283)).
          3.4            -- Amendment to Bylaws of Universal Compression Holdings,
                            Inc. (incorporated by reference to Exhibit 3.4 of
                            Amendment No. 1 dated May 3, 2000 to Universal
                            Compression Holdings, Inc.'s Registration Statement on
                            Form S-1 (File No. 333-34090)).
          3.5            -- Form of Proposed Bylaws of Universal Compression
                            Holdings, Inc., to be effective in the event of and
                            immediately upon closing of the proposed offering under
                            Universal Compression Holdings, Inc.'s Registration
                            Statement on Form S-1 (File No. 333-34090), as amended
                            (incorporated by reference to Exhibit 3.5 of Amendment
                            No. 2 dated May 22, 2000 to Universal Compression
                            Holdings, Inc.'s Registration Statement on Form S-1 (File
                            No. 333-34090)).
          4.1            -- Specimen common stock certificate of Universal
                            Compression Holdings, Inc. (incorporated by reference to
                            Exhibit 4.1 of Amendment No. 2 dated May 22, 2000 to
                            Universal Compression Holdings, Inc.'s Registration
                            Statement on Form S-1 (File No. 333-34090)).
          4.2            -- Purchase Agreement, dated as of February 13, 1998,
                            between Universal Compression Holdings, Inc. and BT Alex.
                            Brown Incorporated (incorporated by reference to Exhibit
                            4.1 of Universal Compression Holdings, Inc.'s
                            Registration Statement on Form S-4 dated March 19, 1998
                            (File No. 333-48283)).
          4.3            -- Purchase Agreement, dated as of February 13, 1998,
                            between Universal Compression, Inc. and each of BT Alex.
                            Brown and Salomon Smith Barney (incorporated by reference
                            to Exhibit 4.1 to Universal Compression, Inc.'s
                            Registration Statement on Form S-4 dated March 19, 1998
                            (File No. 333-48279)).
          4.4            -- Specimen of Universal Compression Holdings, Inc.'s
                            11 3/8% Senior Discount Note due 2009 (incorporated by
                            reference to Exhibit 4.2 to Universal Compression
                            Holdings, Inc.'s Registration Statement on Form S-4 dated
                            March 19, 1998 (File No. 333-48283)).
          4.5            -- Indenture, dated as of February 20, 1998, between
                            Universal Compression Holdings, Inc. and United States
                            Trust Company of New York, as Trustee, with respect to
                            the 11 3/8% Senior Discount Notes (incorporated by
                            reference to Exhibit 4.3 to Universal Compression
                            Holdings, Inc.'s Registration Statement on Form S-4 dated
                            March 19, 1998 (File No. 333-48283)).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          4.6            -- Indenture, dated as of February 20, 1998, between
                            Universal Compression, Inc. and the United States Trust
                            Company of New York, as Trustee, with respect to the
                            9 7/8% Senior Discount Notes (incorporated by reference
                            to Exhibit 4.3 to Universal Compression, Inc.'s
                            Registration Statement on Form S-4 dated March 19, 1998
                            (File No. 333-48279)).
          4.7            -- First Supplemental Indenture, dated May 9, 2000, between
                            Universal Compression, Inc. and United States Trust
                            Company of New York, as Trustee, with respect to the
                            9 7/8% Senior Discount Notes. (incorporated by reference
                            to Exhibit 4.7 of Amendment No. 2 dated May 22, 2000 to
                            Universal Compression Holdings, Inc.'s Registration
                            Statement on Form S-1 (File No. 333-34090)).
          4.8            -- Specimen of Universal Compression, Inc.'s 9 7/8% Senior
                            Discount Notes due 2008 (incorporated by reference to
                            Exhibit 4.2 to Universal Compression, Inc.'s Registration
                            Statement on Form S-4 dated March 19, 1998 (File No.
                            333-48279)).
          4.9            -- Registration Rights Agreement, dated February 20, 1998, between Universal Compression Holdings, Inc. and BT Alex.
                            Brown Incorporated (incorporated by reference to Exhibit
                            4.4 to Universal Compression Holdings, Inc.'s
                            Registration Statement on Form S-4 dated March 19, 1998
                            (File No. 333-48283)).
          4.10           -- Form of Notes under Credit Agreement (incorporated by
                            reference to Exhibit 4.6 to Universal Compression
                            Holdings, Inc.'s Registration Statement on Form S-4 dated
                            March 19, 1998 (File No. 333-48283)).
          4.11           -- Stock Purchase Plan Buyback Agreement, dated March 26,
                            1999, among Universal Compression Holdings, Inc. and the
                            persons named therein (incorporated by reference to
                            Exhibit 4.10 of Universal Compression Holdings, Inc.'s
                            Annual Report on Form 10-K for the year ended March 31,
                            1999).
          9.1            -- Voting Trust Agreement, dated February 20, 1998, among
                            Universal Compression Holdings, Inc., John K. Castle, as
                            voting trustee and certain stockholders party thereto
                            (incorporated by reference to Exhibit 9.1 of Amendment
                            No. 2 dated September 17, 1998 to Universal Compression
                            Holdings, Inc.'s Registration Statement on Form S-4 dated
                            March 19, 1998 (File No. 333-48283)).
          9.2            -- Voting Trust Agreement, dated December 1, 1998, among
                            Universal Compression Holdings, Inc., John K. Castle, as
                            voting trustee and certain other parties thereto
                            (incorporated by reference to Exhibit 9.1 of Universal
                            Compression Holdings, Inc.'s Quarterly Report on Form
                            10-Q for the period ended December 31, 1998)).
          9.3            -- Form of Instruments of Accession to Voting Trust
                            Agreement for each of Richard W. FitzGerald and Valerie
                            L. Banner (incorporated by reference to Exhibit 9.3 to
                            Universal Compression Holdings, Inc.'s Registration
                            Statement on Form S-1 (File No. 333-34090)).
          9.4            -- Voting Agreement, dated February 20, 1998, among Castle
                            Harlan Partners, Universal Compression Holdings, Inc. and
                            certain other parties thereto (incorporated by reference
                            to Exhibit 10.13 to Universal Compression Holdings,
                            Inc.'s Registration Statement on Form S-4 dated March 19,
                            1998 (File No. 333-48283)).
          9.5            -- First Amendment to Voting Agreement, dated as of May 19,
                            2000, among Castle Harlan Partners, Universal Compression
                            Holdings, Inc. and certain other parties thereto
                            (incorporated by reference to Exhibit 9.5 to Amendment
                            No. 2 dated May 22, 2000 to Universal Compression
                            Holdings, Inc.'s Registration Statement on Form S-1 (File
                            No. 333-34090)).
          9.6            -- Voting Agreement, dated April 28, 2000, between Universal
                            Compression Holdings, Inc. and Energy Spectrum Partners
                            LP (incorporated by reference to Exhibit 9.6 of Amendment
                            No. 2 dated May 22, 2000 to Universal Compression
                            Holdings, Inc.'s Registration Statement on Form S-1 (File
                            No. 333-34090)).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.1            -- Stock Purchase Agreement, dated December 18, 1997,
                            between TW Acquisition Corporation and Tidewater, Inc.
                            (incorporated by reference to Exhibit 10.1 to Universal
                            Compression Holdings, Inc.'s Registration Statement on
                            Form S-4 dated March 19, 1998 (File No. 333-48283)).
         10.2            -- Incentive Stock Option Plan (incorporated by reference to
                            Exhibit 10 of Universal Compression Holdings, Inc.'s
                            Quarterly Report on Form 10-Q for the period ended
                            September 30, 1998).
         10.3            -- Amendment Number One to Incentive Stock Option Plan,
                            dated April 20, 2000 (incorporated by reference to
                            Exhibit 10.3 of Amendment No. 2 dated May 22, 2000 to
                            Universal Compression Holdings, Inc.'s Registration
                            Statement on Form S-1 (File No. 333-34090)).
         10.4            -- Amendment Number Two to Incentive Stock Option Plan,
                            dated May 15, 2000 (incorporated by reference to Exhibit
                            10.4 of Amendment No. 2 dated May 22, 2000 to Universal
                            Compression Holdings, Inc.'s Registration Statement on
                            Form S-1 (File No. 333-34090)).
         10.5            -- Purchase Price Adjustment Agreement, dated February 20,
                            1998, among TW Acquisition Corporation, Universal
                            Compression Holdings, Inc., and Tidewater, Inc.
                            (incorporated by reference to Exhibit 10.2 to Universal
                            Compression Holdings, Inc.'s Registration Statement on
                            Form S-4 dated March 19, 1998 (File No. 333-48283)).
         10.6            -- Employment Agreement, dated February 20, 1998, with
                            Stephen Snider (incorporated by reference to Exhibit 10.4
                            to Universal Compression Holdings, Inc.'s Registration
                            Statement on Form S-4 dated March 19, 1998 (File No.
                            333-48283)).
         10.7            -- Employment Agreement, dated February 20, 1998, with Ernie
                            L. Danner (incorporated by reference to Exhibit 10.5 to
                            Universal Compression Holdings, Inc.'s Registration
                            Statement on Form S-4 dated March 19, 1998 (File No.
                            333-48283)).
         10.8            -- Employment Agreement, dated February 20, 1998, with
                            Newton Schnoor (incorporated by reference to Exhibit 10.7
                            to Universal Compression Holdings, Inc.'s Registration
                            Statement on Form S-4 dated March 19, 1998 (File No.
                            333-48283)).
         10.9            -- Executive Employment Agreement, effective April 12, 1999, with Richard FitzGerald (incorporated by reference to
                            Exhibit 10.1 to Universal Compression Holdings, Inc.'s
                            Quarterly Report on Form 10-Q for the period ended
                            December 31, 1999).
         10.10           -- Executive Employment Agreement, effective June 1, 1998, with Valerie L. Banner (incorporated by reference to
                            Exhibit 10.2 to Universal Compression Holdings, Inc.'s
                            Quarterly Report on Form 10-Q for the period ended
                            September 30, 1999).
         10.11           -- Management Agreement, dated February 20, 1998, among
                            Universal Compression, Inc., Universal Compression
                            Holdings, Inc., and Castle Harlan, Inc. (incorporated by
                            reference to Exhibit 10.9 to Universal Compression
                            Holdings, Inc.'s Registration Statement on Form S-4 dated
                            March 19, 1998 (File No. 333-48283)).
         10.12           -- Master Transaction Agreement, dated April 5, 2000, among
                            Universal Compression Holdings, Inc., Castle Harlan
                            Partners III, L.P. and Castle Harlan, Inc. (incorporated
                            by reference to Exhibit 10.12 of Amendment No. 2 dated
                            May 22, 2000 to Universal Compression Holdings, Inc.'s
                            Registration Statement on Form S-1 (File No. 333-34090)).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.13           -- Finders and Consulting Agreement, dated February 20, 1998
                            (incorporated by reference to Exhibit 10.10 to Universal
                            Compression Holdings, Inc.'s Registration Statement on
                            Form S-4 dated March 19, 1998 (File No. 333-48283)).
         10.14           -- Finders and Consulting Termination Agreement dated April
                            5, 2000, between Universal Compression Holdings, Inc. and
                            Samuel Urcis (incorporated by reference to Exhibit 10.14
                            of Amendment No. 2 dated May 22, 2000 to Universal
                            Compression Holdings, Inc.'s Registration Statement on
                            Form S-1 (File No. 333-34090)).
         10.15           -- Assignment and Assumption Agreement, dated February 20,
                            1998, among Universal Compression, Inc., BT Alex. Brown
                            and Salomon Smith Barney (incorporated by reference to
                            Exhibit 10.11 to Universal Compression Holdings, Inc.'s
                            Registration Statement on Form S-4 dated March 19, 1998
                            (File No. 333-48283)).
         10.16           -- Co-Investor Subscription Agreement, dated February 20,
                            1998, among Universal Compression Holdings, Inc. and
                            certain co-investors party thereto (incorporated by
                            reference to Exhibit 10.12 to Universal Compression
                            Holdings, Inc.'s Registration Statement on Form S-4 dated
                            March 19, 1998 (File No. 333-48283)).
         10.17           -- Registration Rights Agreement, dated February 20, 1998, among Universal Compression Holdings, Inc. and certain
                            stockholders party thereto (incorporated by reference to
                            Exhibit 10.14 to Universal Compression Holdings, Inc.'s
                            Registration Statement on Form S-4 dated March 19, 1998
                            (File No. 333-48283)).
         10.18           -- Form of Instruments of Accession to Registration Rights
                            Agreement for each of Richard W. FitzGerald and Valerie
                            L. Banner (incorporated by reference to Exhibit 4.10 to
                            Universal Compression Holdings, Inc.'s Registration
                            Statement on Form S-1 (File No. 333-34090)).
         10.19           -- Instrument of Accession to Registration Rights Agreement,
                            dated April 28, 2000, for Energy Spectrum Partners LP
                            (incorporated by reference to Exhibit 10.19 of Amendment
                            No. 2 dated May 22, 2000 to Universal Compression
                            Holdings, Inc.'s Registration Statement on Form S-1 (File
                            No. 333-34090)).
         10.20           -- Stockholders Agreement, dated February 20, 1998, among
                            Universal Compression Holdings, Inc. and certain
                            stockholders party thereto (incorporated by reference to
                            Exhibit 10.15 to Universal Compression Holdings, Inc.'s
                            Registration Statement on Form S-4 dated March 19, 1998
                            (File No. 333-48283)).
         10.21           -- Form of Instruments of Accession to Stockholders
                            Agreement for each of Richard W. FitzGerald and Valerie
                            L. Banner (incorporated by reference to Exhibit 10.15 to
                            Universal Compression Holdings, Inc.'s Registration
                            Statement on Form S-1 (File No. 333-34090)).
         10.22           -- Instrument of Accession to Stockholders Agreement, as
                            amended, for Energy Spectrum Partners LP (incorporated by
                            reference to Exhibit 10.22 of Amendment No. 2 dated May
                            22, 2000 to Universal Compression Holdings, Inc.'s
                            Registration Statement on Form S-1 (File No. 333-34090)).
         10.23           -- Management Subscription Agreement, dated February 20,
                            1998, among Universal Compression Holdings, Inc. and
                            certain key members of Universal Compression, Inc.'s
                            management (incorporated by reference to Exhibit 10.16 to
                            Universal Compression Holdings, Inc.'s Registration
                            Statement on Form S-4 dated March 19, 1998 (File No.
                            333-48283)).
         10.24           -- Management Stock Buyback Agreement among Universal
                            Compression Holdings, Inc. and certain key members of
                            Universal Compression, Inc.'s management (incorporated by
                            reference to Exhibit 10.17 to Universal Compression
                            Holdings, Inc.'s Registration Statement on Form S-4 dated
                            March 19, 1998 (File No. 333-48283)).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.25           -- Form of Management Stock Buyback Agreements between
                            Universal Compression Holdings, Inc. and each of Richard
                            W. FitzGerald and Valerie L. Banner (incorporated by
                            reference to Exhibit 10.18 to Universal Compression
                            Holdings, Inc.'s Registration Statement on Form S-1 (File
                            No. 333-34090)).
         10.26           -- Stock Option Agreements between Universal Compression
                            Holdings, Inc. and each of Ernie Danner, Stephen Snider,
                            Samuel Urcis and Newton Schnoor (incorporated by
                            reference to Exhibit 10.18 to Universal Compression
                            Holdings, Inc.'s Registration Statement on Form S-4 dated
                            March 19, 1998 (File No. 333-48283)).
         10.27           -- Stock Option Agreement, dated April 12, 1999, between
                            Universal Compression Holdings, Inc. and Richard W.
                            FitzGerald (incorporated by reference to Exhibit 10.2 to
                            Universal Compression Holdings, Inc.'s Quarterly Report
                            on Form 10-Q for the period ended December 31, 1999).
         10.28           -- Stock Option Agreement between Universal Compression
                            Holdings, Inc. and Valerie L. Banner (incorporated by
                            reference to Exhibit 10.3 to Universal Compression
                            Holdings, Inc.'s Quarterly Report on Form 10-Q for the
                            period ended September 30, 1999).
         10.29           -- Form of Stock Option Agreements between Universal
                            Compression Holdings, Inc. and each of Jack B. Hilburn,
                            H. Patrick Jones and Kirk E. Townsend (incorporated by
                            reference to Exhibit 10.24 of Amendment No. 1 dated May
                            3, 2000 to Universal Compression Holdings, Inc.'s
                            Registration Statement on Form S-1 (File No. 333-34090)).
         10.30           -- Form of Stock Option Agreements of Universal Compression
                            Holdings, Inc., effective as of April 20, 2000
                            (incorporated by reference to Exhibit 10.30 of Amendment
                            No. 2 dated May 22, 2000 to Universal Compression
                            Holdings, Inc.'s Registration Statement on Form S-1 (File
                            No. 333-34090)).
         10.31           -- Agreement, dated October 27, 1999, among Universal
                            Compression, Inc., Universal Compression Holdings, Inc.
                            and Jack B. Hilburn (incorporated by reference to Exhibit
                            10.23 to Universal Compression Holdings, Inc.'s
                            Registration Statement on Form S-1 (File No. 333-34090)).
         10.32           -- Agreement, dated October 27, 1999, among Universal
                            Compression Inc., Universal Compression Holdings, Inc.
                            and Kirk E. Townsend (incorporated by reference to
                            Exhibit 10.24 to Universal Compression Holdings, Inc.'s
                            Registration Statement on Form S-1 (File No. 333-34090)).
         10.33           -- Form of Indemnification Agreements for each of Samuel
                            Urcis, Stephen Snider, John K. Castle, Jeffrey Siegal,
                            William M. Pruellage, Newton Schnoor, C. Kent May, Jack
                            Hilburn, Ernie Danner, Thomas Case, Valerie Banner,
                            Duncan Allison, Kirk Townsend, Dana H. Cook, H. Pat Jones
                            and Richard FitzGerald. (incorporated by reference to
                            Exhibit 10.27 of Amendment No. 1 dated May 3, 2000 to
                            Universal Compression Holdings, Inc.'s Registration
                            Statement on Form S-1 (File No. 333-34090)).
         10.34           -- Credit Agreement, dated February 20, 1998, among
                            Universal Compression, Inc., Universal Compression
                            Holdings, Inc., Bankers Trust Company, as agent and the
                            lenders party thereto (incorporated by reference to
                            Exhibit 4.5 to Universal Compression Holdings, Inc.'s
                            Registration Statement on Form S-4 dated March 19, 1998
                            (File No. 333-48283)).
         10.35           -- Security Agreement, dated February 20, 1998, among
                            Universal Compression, Inc., Universal Compression
                            Holdings, Inc., Bankers Trust Company and the banks party
                            thereto (incorporated by reference to Exhibit 4.7 to
                            Universal Compression Holdings, Inc.'s Registration
                            Statement on Form S-4 dated March 19, 1998 (File No.
                            333-48283)).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.36           -- Pledge Agreement, dated February 20, 1998, among
                            Universal Compression, Inc., Universal Compression
                            Holdings, Inc., Bankers Trust Company and the banks party
                            thereto (incorporated by reference to Exhibit 4.8 to
                            Universal Compression Holdings, Inc.'s Registration
                            Statement on Form S-4 dated March 19, 1998 (File No.
                            333-48283)).
         10.37           -- Acknowledgement and Joinder Agreement, dated February 20,
                            1998, between Universal Compression, Inc. and Bankers
                            Trust Company (incorporated by reference to Exhibit 4.9
                            of Universal Compression Holdings, Inc.'s Registration
                            Statement on Form S-4 dated March 19, 1998 (File No.
                            333-48283)).
         10.38           -- First Amendment to Credit Agreement, dated November 13,
                            1998, among Universal Compression Holdings, Inc.,
                            Universal Compression, Inc., Bankers Trust Company as
                            agent and the lenders party thereto (incorporated by
                            reference to Exhibit 4.1 of Universal Compression
                            Holdings, Inc.'s Quarterly Report on Form 10-Q for the
                            period ended December 31, 1998).
         10.39           -- Second Amendment to Credit Agreement, dated April 14,
                            2000, among Universal Compression Holdings, Inc.,
                            Universal Compression, Inc., Bankers Trust Company as
                            agent and the lenders party thereto (incorporated by
                            reference to Exhibit 10.39 of Amendment No. 2 dated May
                            22, 2000 to Universal Compression Holdings, Inc.'s
                            Registration Statement on Form S-1 (File No. 333-34090)).
         10.40           -- Non-Qualified Stock Purchase Plan (incorporated by
                            reference to Exhibit 99.1 to Universal Compression
                            Holdings, Inc.'s Registration Statement on Form S-8 dated
                            February 24, 1999 (File No. 333-72859)).
         10.41           -- Form of Participation Agreement among Universal
                            Compression, Inc., Universal Compression Holdings, Inc.,
                            the Trust, Deutsche Bank AG, New York Branch, and the
                            other certificate holders party thereto, the
                            Administrative Agent, the Collateral Agent and the
                            lenders party thereto (incorporated by reference to
                            Exhibit 10.41 of Amendment No. 2 dated May 22, 2000 to
                            Universal Compression Holdings, Inc.'s Registration
                            Statement on Form S-1 (File No. 333-34090)).
         10.42           -- Form of Master Equipment Lease Agreement between the
                            Trust and Universal Compression, Inc. (incorporated by
                            reference to Exhibit 10.42 of Amendment No. 2 dated May
                            22, 2000 to Universal Compression Holdings, Inc.'s
                            Registration Statement on Form S-1 (File No. 333-34090)).
         10.43           -- Form of Loan Agreement among the Trust, the
                            Administrative Agent, the Collateral Agent and the
                            lenders party thereto (incorporated by reference to
                            Exhibit 10.43 of Amendment No. 2 dated May 22, 2000 to
                            Universal Compression Holdings, Inc.'s Registration
                            Statement on Form S-1 (File No. 333-34090)).
         10.44           -- Form of Assembly Agency Agreement between the Trust and
                            Universal Compression, Inc. (incorporated by reference to
                            Exhibit 10.44 of Amendment No. 2 dated May 22, 2000 to
                            Universal Compression Holdings, Inc.'s Registration
                            Statement on Form S-1 (File No. 333-34090)).
         10.45           -- Form of Trust Agreement between the Certificate Holders and the Trust (incorporated by reference to Exhibit 10.45
                            of Amendment No. 2 dated May 22, 2000 to Universal
                            Compression Holdings, Inc.'s Registration Statement on
                            Form S-1 (File No. 333-34090).
         10.46           -- Form of Credit Agreement among Universal Compression
                            Holdings, Inc., Universal Compression, Inc., Deutsche
                            Bank Securities, Inc., as lead arranger, Bankers Trust
                            Company, as administrative agent, and the lenders party
                            thereto (incorporated by reference to Exhibit 10.46 of
                            Amendment No. 2 dated May 22, 2000 to Universal
                            Compression Holdings, Inc.'s Registration Statement on
                            Form S-1 (File No. 333-34090)).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.47           -- Form of Security Agreement among Universal Compression
                            Holdings, Inc., Universal Compression, Inc., and certain
                            of its subsidiaries in favor of Bankers Trust Company, as
                            Collateral Agent (incorporated by reference to Exhibit
                            10.47 of Amendment No. 2 dated May 22, 2000 to Universal
                            Compression Holdings, Inc.'s Registration Statement on
                            Form S-1 (File No. 333-34090)).
         10.48           -- Form of Pledge Agreement made by Universal Compression
                            Holdings, Inc. and Universal Compression, Inc. in favor
                            of Bankers Trust Company, as Collateral Agent
                            (incorporated by reference to Exhibit 10.48 of Amendment
                            No. 2 dated May 22, 2000 to Universal Compression
                            Holdings, Inc.'s Registration Statement on Form S-1 (File
                            No. 333-34090)).
         10.49           -- Form of Subsidiaries Guaranty (incorporated by reference to Exhibit 10.49 of Amendment No. 2 dated May 22, 2000 to
                            Universal Compression Holdings, Inc.'s Registration
                            Statement on Form S-1 (File No. 333-34090)).
         21.1            -- Subsidiaries of Universal Compression Holdings, Inc.
                            (incorporated by reference to Exhibit 21.1 of Amendment
                            No. 2 dated May 22, 2000 to Universal Compression
                            Holdings, Inc.'s Registration Statement on Form S-1 (File
                            No. 333-34090)).
         23.1*           -- Consent of Deloitte & Touche LLP.
         27.1*           -- Financial data schedule of Universal Compression
                            Holdings, Inc. (for SEC filing purposes only).
         27.2*           -- Financial data schedule of Universal Compression, Inc.
                            (for SEC filing purposes only).

---------------

* Filed herewith.