Form 10-Q
period 2000-09-30
UNIVERSAL COMPRESSION HOLDINGS INC; UNIVERSAL COMPRESSION INC
filed 2000-11-14
CIK 1057234, 1057233

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

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
       (States or other jurisdictions of                      (I.R.S. Employer
         incorporation of organization)                     Identification Nos.)



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

As of November 10, 2000, there were 14,664,038 shares of Universal Compression Holdings, Inc.'s common stock, $0.01 par value, outstanding and 4,910 shares of Universal Compression, Inc.'s common stock, $10.00 par value, outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      UNIVERSAL COMPRESSION HOLDINGS, INC.
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                           CONSOLIDATED BALANCE SHEETS

                                                                          SEPTEMBER 30,      MARCH 31,
                                                                               2000            2000
                                                                          -------------     ----------
                                                                           (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                                $   1,535      $   1,403
    Accounts receivable, net                                                    23,760         14,615
    Current portion of notes receivable                                          3,087          1,535
    Inventories                                                                 14,722          8,727
    Current deferred tax asset                                                     227            227
    Other                                                                        1,396          1,571
                                                                             ---------      ---------
         Total current assets                                                   44,727         28,078

Property, plant and equipment
    Rental equipment                                                           359,993        349,198
    Other                                                                       26,525         19,617
    Accumulated depreciation                                                   (44,391)       (38,466)
                                                                             ---------      ---------
         Net property, plant and equipment                                     342,127        330,349

Goodwill, net of accumulated amortization                                      131,557         99,250
Notes receivable                                                                 4,929          1,117
Other non-current assets, net                                                    8,611          7,570
Non-current deferred tax asset                                                   7,509          3,578
                                                                             ---------      ---------
         Total assets                                                        $ 539,460      $ 469,942
                                                                             =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable, trade                                                  $  15,694      $  10,911
    Accrued liabilities                                                         15,718          6,869
    Current portion of long-term debt and capital lease obligation               1,991          4,206
                                                                             ---------      ---------
          Total current liabilities                                             33,403         21,986

Capital lease obligation                                                         5,952         10,243
Long-term debt                                                                 196,429        363,036
Non-current deferred tax liability                                               2,806             --
Other liabilities                                                               39,192             --
                                                                             ---------      ---------
          Total liabilities                                                    277,782        395,265

Commitments and Contingencies
Stockholders' equity:
    Series A preferred stock, $.01 par value, 50,000,000
      and 5,000,000 shares authorized, 0 and 1,320,128
      shares issued, 0 and 1,318,896 shares outstanding
      at September 30, 2000 and March 31, 2000, respectively                        --             13
    Common stock, $.01 par value, 200,000,000 and 994,000 shares authorized, 14,674,741 and 330,032 shares issued, 14,661,579 and 329,724 shares outstanding at September 30, 2000 and March 31,
      2000, respectively                                                           147              3
    Class A non-voting common stock, $.01 par value,
      0 and 6,000 shares authorized, 0 and 4,120 shares
      issued, 0 and 3,210 shares outstanding at September 30,
      2000 and March 31, 2000, respectively                                         --             --
    Treasury stock, 13,162 and 2,450 shares at cost at
      September 30, 2000 and March 31, 2000, respectively                         (132)          (123)
    Additional paid-in capital                                                 278,751         82,697
    Retained deficit                                                           (17,088)        (7,913)
                                                                             ---------      ---------
         Total stockholders' equity                                            261,678         74,677
                                                                             ---------      ---------
         Total liabilities and stockholders' equity                          $ 539,460      $ 469,942
                                                                             =========      =========

See accompanying notes to unaudited consolidated financial statements.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    THREE MONTHS   THREE MONTHS  SIX MONTHS    SIX MONTHS
                                                                       ENDED          ENDED        ENDED          ENDED
                                                                   SEPTEMBER 30,  SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                                                                       2000           1999         2000           1999
                                                                   -------------  ------------- ------------- -------------
 Revenues:
        Rentals                                                       $ 28,681     $ 23,675      $ 54,955      $ 46,863
        Sales                                                           10,131       11,255        18,401        21,874
        Other                                                               41           58           257            59
                                                                      --------     --------      --------      --------
             Total revenues                                             38,853       34,988        73,613        68,796

 Costs and expenses:
        Rentals, exclusive of depreciation
             and amortization                                            9,903        8,502        18,873        17,104
        Cost of sales, exclusive of depreciation and amortization        8,480        9,648        15,028        18,750
        Depreciation and amortization                                    6,679        6,061        14,177        11,678
        Selling, general and administrative                              3,769        4,116         7,224         8,654
        Operating lease                                                  1,995           --         2,684            --
        Interest expense                                                 5,221        8,500        13,225        16,446
        Non-recurring charges                                               --           --         7,059            --
                                                                      --------     --------      --------      --------

             Total costs and expenses                                   36,047       36,827        78,270        72,632
                                                                      --------     --------      --------      --------
 Income (loss) before income taxes and extraordinary items               2,806       (1,839)       (4,657)       (3,836)
 Income taxes (benefit)                                                  1,053         (261)       (1,746)       (1,020)
                                                                      --------     --------      --------      --------

        Income (loss) before extraordinary items                      $  1,753     $ (1,578)     $ (2,911)     $ (2,816)
                                                                      ========     ========      ========      ========

        Extraordinary loss, net of $3,759
             income tax benefit                                             --           --        (6,264)           --
                                                                      --------     --------      --------      --------

        Net income (loss)                                             $  1,753     $ (1,578)     $ (9,175)     $ (2,816)
                                                                      ========     ========      ========      ========
Weighted average common and common equivalent shares outstanding:
        Basic                                                           13,504           --        11,173            --
                                                                      --------     --------      --------      --------
        Diluted                                                         13,881           --        11,173            --
                                                                      --------     --------      --------      --------
 Earnings per share - basic:
        Income (loss) before extraordinary items                      $   0.13     $     --      $  (0.26)     $     --
        Extraordinary loss                                                  --           --         (0.56)           --
                                                                      --------     --------      --------      --------
        Net income (loss)                                             $   0.13     $     --      $  (0.82)     $     --
                                                                      ========     ========      ========      ========
  Earnings per share - diluted:
        Income (loss) before extraordinary items                      $   0.13     $     --      $  (0.26)     $     --
        Extraordinary loss                                                  --           --         (0.56)           --
                                                                      --------     --------      --------      --------
        Net income (loss)                                             $   0.13     $     --      $  (0.82)     $     --
                                                                      ========     ========      ========      ========

See accompanying notes to unaudited consolidated financial statements.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                    SIX MONTHS        SIX MONTHS
                                                                      ENDED             ENDED
                                                                   SEPTEMBER 30,     SEPTEMBER 30,
                                                                       2000              1999
                                                                   -------------     -------------
Cash flows from operating activities:
  Net loss                                                           $  (9,175)        $  (2,816)
  Adjustments to reconcile net loss to cash
    provided from operating activities:
       Depreciation and amortization                                    14,177            11,678
       Gain on asset sales                                                (102)               (6)
       Amortization of debt issuance costs                                 732               581
       Accretion of discount notes                                       9,697             9,882
       Deferred income taxes                                            (1,125)               --
       (Increase) decrease in receivables                              (14,509)            3,912
       (Increase) decrease in inventories                               (5,995)            1,774
       Increase (decrease) in accounts payable                           4,783            (1,032)
       Increase in accrued expenses                                      6,578             3,631
       Other                                                             3,722            (1,599)
                                                                     ---------         ---------
            Net cash provided by operating activities                    8,783            26,005

Cash flows from investing activities:
       Additions to property, plant and equipment, net                 (30,779)          (33,125)
       Capital leaseback of vehicles                                      (713)           (4,062)
       Acquisitions                                                   (124,852)               --
       Proceeds from sale of fixed assets                              139,647                --
                                                                     ---------         ---------
            Net cash used in investing activities                      (16,697)          (37,187)

Cash flows from financing activities:
       Principal repayments of long-term debt                         (107,091)             (376)
       Net repayment under revolving line of credit                    (75,000)           (1,100)
       Net proceeds (repayment) on sale-leaseback of vehicles              (79)            3,689
       Net proceeds (repayment) of financing lease                     (10,580)            7,406
       Common stock issuance                                           196,185                --
       Debt issuance costs                                              (5,320)               --
       Treasury stock                                                       (9)              (17)
       Debt assumed in acquisitions                                      9,940                --
                                                                     ---------         ---------
            Net cash provided by financing activities                    8,046             9,602

Net increase (decrease) in cash and cash equivalents                       132            (1,580)
Cash and cash equivalents at beginning of period                         1,403             2,927
                                                                     ---------         ---------

Cash and cash equivalents at end of period                           $   1,535         $   1,347
                                                                     =========         =========


See accompanying notes to unaudited consolidated financial statements.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

1. BASIS OF PRESENTATION

Universal Compression Holdings, Inc. (the "Company") was formed on December 12, 1997 for the purpose of acquiring Tidewater Compression Service, Inc. ("TCS") from Tidewater Inc. ("Tidewater"). Upon completion of the acquisition on February 20, 1998 (the "Tidewater Acquisition"), TCS became the Company's wholly-owned subsidiary and changed its name to Universal Compression, Inc. ("Universal"). Through this subsidiary, the Company's gas compression service operations date back to 1954. The Company is a holding company which conducts its operations through its wholly-owned subsidiary, Universal. Accordingly, the Company is dependent upon the distribution of earnings from Universal, whether in the form of dividends, advances or payments on account of intercompany obligations, to service its debt obligations. These consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Company's Annual Report on Form 10-K for the year ended March 31, 2000. That report contains a more comprehensive summary of the Company's major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three and six-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001.

The Company is a leading provider of natural gas compressor rental, sales, operations, maintenance and fabrication services to the natural gas industry, with one of the largest gas compressor fleets in the United States, and has a growing presence in key international markets. As of September 30, 2000, the Company had a broad base of over 750 customers and maintained a fleet of over 3,400 compression rental units. In addition, the Company owns or services under contract a total of approximately 977,000 horsepower. The Company operates in every significant natural gas producing region in the United States through its 38 compression sales and service locations. As a complement to its rental operations, the Company designs and fabricates compression units for its own fleet as well as for its global customer base.

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

The Company completed the merger of Gas Compression Services, Inc. ("GCSI") into Universal on September 15, 2000. In the merger, the GCSI shareholders received cash and 1,400,726 shares of the Company's common stock and the Company assumed certain debt.

EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Included in diluted shares for the three-month period ended September 30, 2000 are common stock equivalents relating to options of 377,000. Common stock equivalents are calculated using the treasury stock method. Diluted earnings per share for the six-month period ended September 30, 2000 is not adjusted for the incremental shares attributed to outstanding options to purchase common stock due to the anti-dilutive effect of such options. The Company completed its initial public offering of 7,000,000 shares of common stock on May 30, 2000, with an additional 275,000 shares issued on June 7, 2000 pursuant to the underwriters' over-allotment option. The Company completed the merger of GCSI into Universal on September 15, 2000 in exchange for the Company's issuance of 1,400,726 shares of its common stock to GCSI shareholders. Earnings per share information is not presented for the three and six-month periods ended September 30, 1999 as such information would not be meaningful because the Company was beneficially owned by a single stockholder under the terms of voting agreements during such period.

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC issued an amendment to SAB 101, effectively delaying its implementation until the fourth quarter of fiscal years beginning after December 15, 1999. After careful study of SAB 101 and its amendment, management believes that its revenue recognition policy is appropriate and that any possible effects of SAB 101 and its amendment will be immaterial to the Company's results of operations.

3. BUSINESS COMBINATION

On September 15, 2000, the Company completed the merger of Gas Compression Services, Inc. ("GCSI"), a supplier of natural gas compression equipment and services with fabrication and overhaul facilities in Michigan and Texas, into Universal for a combination of approximately $12 million in cash, 1,400,726 shares of the Company's common stock valued at approximately $39 million, the assumption of approximately $57 million in debt and operating leases of GCSI, and $6 million of debt related to GCSI customer equipment financing and associated customer notes receivable. All of the assumed debt and operating leases, except for approximately $10 million, were paid off concurrent with the merger using proceeds received under the operating lease facility. The acquisition was accounted for under the purchase method of accounting and resulted in the recognition of approximately $33 million in goodwill. Results of operations for GCSI are included in the accompanying consolidated financial statements for the 15 days from the date of the merger.

4. INVENTORIES

Inventories consisted of (in thousands):

                                   SEPTEMBER 30,     MARCH 31,
                                       2000            2000
                                   -------------     ---------
Finished goods                        $ 7,930        $ 5,551
Work-in-progress                        6,792          3,176
                                      -------        -------
    Total                             $14,722        $ 8,727
                                      =======        =======

5. OPERATING LEASE FACILITY

In May 2000, the Company and Universal entered into a $200 million operating lease facility pursuant to which the Company may sell and lease back certain compression equipment from a Delaware business trust for a five-year term. The rental payments under the lease facility include an amount based on LIBOR plus a variable amount depending on the Company's operating results, applied to the funded amount of the lease. Under the lease facility, the Company has received an aggregate of approximately $140 million in proceeds from the sale of compression equipment in May 2000 and, in connection with the GCSI acquisition, in September 2000, and may sell up to an additional $60 million of compression equipment through November 2001. The equipment was sold and leased back by the Company for a five-year period and will continue to be deployed by the Company under its normal operating procedures. At any time, the Company has the option to repurchase the equipment. The equipment sold had a book value of approximately $97 million and the equipment sale resulted in a gain of approximately $43 million that is being deferred until the end of the lease.

The Company has residual value guarantees on the equipment under the operating lease facility of approximately 85% of the funded amount that are due upon termination of the lease and which may be satisfied by a cash payment or the exercise of the purchase option. Pursuant to the facility, the Company is restricted by certain covenants relating to its operations, including its ability to enter into acquisition and sales transactions, incur additional indebtedness, permit additional liens on its assets and pay dividends. The Company's obligations under this facility are secured by liens on its compression equipment that is subject to the lease and certain related rights. Under the operating lease facility, Universal is the lessee and the Company guarantees certain of Universal's obligations thereunder.

6. EXTRAORDINARY LOSSES

During the quarter ended June 30, 2000, the Company incurred extraordinary losses of $6.3 million, net of income taxes of $3.7 million, related to its debt restructuring that occurred concurrently with the Company's initial public offering of its common stock.

7. NON-RECURRING CHARGES

During the quarter ended June 30, 2000, the Company incurred non-recurring charges of $4.4 million, net of income taxes of $2.7 million, related to the early termination of a management agreement and a consulting agreement and other related fees in connection with the Company's initial public offering and concurrent financing transactions.

8. RELATED PARTY TRANSACTIONS

In connection with the initial public offering in the quarter ended June 30, 2000, the Company terminated its Management Agreement with Castle Harlan, Inc. and its Finders and Consulting Agreement with Samuel Urcis, a director of the Company. In exchange for such terminations, the Company paid $3 million in cash and issued 136,364 shares of its common stock to Castle Harlan, and paid $150,000 in cash and issued 6,818 shares of common stock to Mr. Urcis.

9. INDUSTRY SEGMENTS

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

The Company evaluates performance based on profit or loss from operations, which is defined as income before income taxes less gain on asset sales and interest income plus interest expense and operating lease expense. Revenues include sales to unaffiliated customers. Gross margin is defined as total revenue less rental expenses, cost of sales (exclusive of depreciation and amortization), gain on asset sales and interest income. The Corporate and Other segment, which represents primarily corporate activities, part sales and services and all other items that could not be allocated to an identifiable segment, principally serves the oil and gas market, including sales of parts and equipment utilized in the extraction of natural gas and the services that the Company provides to customers' natural gas compression units.

The following table presents sales and other financial information by industry segment for the three months ended September 30, 2000 and 1999 (in thousands):

                                 DOMESTIC    INTERNATIONAL                  CORPORATE
                                RENTAL AND     RENTAL AND    ENGINEERED        AND
                               MAINTENANCE    MAINTENANCE     PRODUCTS        OTHER           TOTAL
                               -----------   -------------   ----------     ---------        -------
September 30, 2000:
    Revenues ............        $24,396        $ 4,286        $ 8,318        $ 1,853        $38,853
    Gross margin ........        $15,525        $ 3,254        $ 1,363        $   253        $20,395
    Operating income ....        $ 7,678        $ 1,290        $   796        $   183        $ 9,947

September 30, 1999:
    Revenues ............        $20,351        $ 3,324        $ 8,909        $ 2,404        $34,988
    Gross margin ........        $12,816        $ 2,358        $ 1,157        $   479        $16,810
    Operating income ....        $ 5,080        $   805        $   563        $   185        $ 6,633

The following table presents sales and other financial information by industry segment for the six months ended September 30, 2000 and 1999 (in thousands):

                                 DOMESTIC    INTERNATIONAL                   CORPORATE
                                RENTAL AND     RENTAL AND    ENGINEERED         AND
                               MAINTENANCE    MAINTENANCE     PRODUCTS         OTHER          TOTAL
                               -----------   -------------   ----------      ---------       -------
September 30, 2000:
    Revenues ............        $46,571        $ 8,385        $15,979        $ 2,678        $73,613
    Gross margin ........        $29,770        $ 6,313        $ 2,885        $   513        $39,481
    Operating income ....        $13,381        $ 2,598        $ 1,717        $   384        $18,080

September 30, 1999:
    Revenues ............        $40,112        $ 6,751        $14,897        $ 7,036        $68,796
    Gross margin ........        $24,834        $ 4,926        $ 1,733        $ 1,437        $32,930
    Operating income ....        $ 9,326        $ 2,004        $   464        $   804        $12,598

10.  COMMITMENTS AND CONTINGENCIES

In February 1998, in connection with the Tidewater Acquisition, the Company entered into a Purchase Price Adjustment Agreement with Tidewater. The agreement provides for potential additional amounts to be paid to Tidewater upon a liquidity event, as defined in the agreement. If a liquidity event occurs and Castle Harlan Partners III and its affiliates receive an amount greater than its accreted investment (defined as its initial investment increased at a compounded rate of 6.25% each quarter, which equates to approximately 27.4% annually), the Company must make a payment to Tidewater equal to 10% of the amount, if any, that Castle Harlan receives in excess of its accreted investment. Any payment pursuant to this agreement would result in an increase in goodwill in the year of payment and a corresponding increase in goodwill and amortization expense in subsequent years. As of September 30, 2000, Castle Harlan's accreted investment was approximately $27.09 per share, which will continue to grow at a compounded rate of 6.25% per quarter. As of September 30, 2000, no liquidity event, as defined in the agreement, that required a payment had occurred.

In the ordinary course of business, the Company is involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on the Company's financial position, operating results or cash flows.

11.  SUBSEQUENT EVENTS

On October 24, 2000, the Company and Universal announced the signing of a definitive merger agreement to acquire Weatherford Global Compression Services ("WGC"), a supplier of natural gas compression equipment and services and a division of Weatherford International, Inc. Under the terms of the agreement, a subsidiary of Weatherford International will merge into Universal in exchange for 13.75 million shares of the Company's common stock, which will represent approximately 48% of the outstanding shares of the combined company, and the assumption of approximately $300 million in debt and operating leases of WGC. The transaction will be accounted for as a purchase. Weatherford International will acquire the interest of its minority partner in WGC as a condition to the closing of the transaction. Also, Weatherford International will retain approximately $40 million of WGC's assets, including its Singapore-based operations. The transaction is subject to various conditions, including approval of the Company's stockholders, the refinancing of the Company's and WGC's debt and leasing obligations, regulatory approvals and other customary conditions. Concurrent with the execution and delivery of the merger agreement, Weatherford, the Company and Castle Harlan and certain of its affiliates entered into a stockholders agreement that obligates the Castle Harlan parties to, among other things, vote in favor of the merger, which through their ownership and various voting agreements and voting trusts with several stockholders currently gives the Castle Harlan parties voting control of up to approximately 38% of the Company's voting stock. Although there can be no assurance the transaction will close, it is expected to be consummated by the end of December 2000 or in the first quarter of 2001.

                           UNIVERSAL COMPRESSION, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           SEPTEMBER 30,      MARCH 31,
                                                              2000              2000
                                                           -------------      ---------
                                                           (UNAUDITED)
ASSETS

Current assets:
    Cash and cash equivalents                               $   1,535         $   1,403
    Accounts receivable, net                                   23,760            14,615
    Current portion of notes receivable                         3,087             1,535
    Inventories                                                14,722             8,727
    Current deferred tax asset                                    227               227
    Other                                                       1,325             1,519
                                                            ---------         ---------
          Total current assets                                 44,656            28,026

Property, plant and equipment:
    Rental equipment                                          359,993           349,198
    Other                                                      26,525            19,617
    Accumulated depreciation                                  (44,391)          (38,466)
                                                            ---------         ---------
          Net property, plant and equipment                   342,127           330,349

Goodwill, net of accumulated amortization                     131,323            99,013
Notes receivable                                                4,929             1,117
Other assets, net                                               8,611             6,878
Non-current deferred tax asset                                  3,171               962
                                                            ---------         ---------
          Total assets                                      $ 534,817         $ 466,345
                                                            =========         =========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Accounts payable, trade                                 $  15,694         $  10,911
    Accrued liabilities                                        15,945             6,869
    Current  portion of  long-term  debt and capital
      lease obligation                                          1,991             4,206
                                                            ---------         ---------
          Total current liabilities                            33,630            21,986

Capital lease obligation                                        5,952            10,243
Long-term debt                                                196,429           331,383
Payable to parent                                             155,106             1,288
Non-current deferred tax liability                              2,806                --
Other liabilities                                              39,192                --
                                                            ---------         ---------
          Total liabilities                                   433,115           364,900


Commitments and Contingencies
Stockholder's equity:
    Common stock, $10 par value, 5,000 shares
          authorized and 4,910 shares issued and
          outstanding                                              49                49
    Additional paid-in capital                                111,316           105,131
    Retained deficit                                           (9,663)           (3,735)
                                                            ---------         ---------
          Total stockholder's equity                          101,702           101,445
                                                            ---------         ---------
          Total liabilities and stockholder's equity        $ 534,817         $ 466,345
                                                            =========         =========

See accompanying notes to unaudited consolidated financial statements.

                           UNIVERSAL COMPRESSION, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                         THREE MONTHS    THREE MONTHS      SIX MONTHS        SIX MONTHS
                                                            ENDED            ENDED            ENDED            ENDED
                                                         SEPTEMBER 30,  SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                                            2000             1999             2000             1999
                                                         -------------  -------------     -------------    -------------
Revenues:
       Rentals                                             $ 28,681        $ 23,675         $ 54,955         $ 46,863
       Sales                                                 10,131          11,255           18,401           21,874
       Other                                                     41              58              257               59
                                                           --------        --------         --------         --------
            Total revenues                                   38,853          34,988           73,613           68,796

Costs and expenses:
       Rentals, exclusive of depreciation
            and amortization                                  9,903           8,502           18,873           17,104
       Cost of sales, exclusive of
            depreciation and amortization                     8,480           9,648           15,028           18,750
       Depreciation and amortization                          6,677           6,060           14,173           11,675
       Selling, general and administrative                    3,769           4,116            7,224            8,654
       Operating lease                                        1,995              --            2,684               --
       Interest expense                                       5,221           7,653           12,627           14,785
       Non-recurring charges                                     --              --            7,059               --
                                                           --------        --------         --------         --------
            Total costs and expenses                         36,045          35,979           77,668           70,968
                                                           --------        --------         --------         --------

Income (loss) before income taxes and                         2,808            (991)          (4,055)          (2,172)
extraordinary items

Income taxes (benefit)                                        1,054              61           (1,520)            (388)
                                                           --------        --------         --------         --------
       Income (loss) before extraordinary items            $  1,754        $ (1,052)        $ (2,535)        $ (1,784)
                                                           ========        ========         ========         ========
       Extraordinary loss, net of $2,037 income tax
         benefit                                                 --              --           (3,393)              --
                                                           --------        --------         --------         --------
       Net income (loss)                                   $  1,754        $ (1,052)        $ (5,928)        $ (1,784)
                                                           ========        ========         ========         ========

See accompanying notes to unaudited consolidated financial statements.

                           UNIVERSAL COMPRESSION, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     SIX MONTHS        SIX MONTHS
                                                                        ENDED            ENDED
                                                                    SEPTEMBER 30,    SEPTEMBER 30,
                                                                        2000              1999
                                                                    -------------    -------------
Cash flows from operating activities:
  Net loss                                                           $  (5,928)        $  (1,784)
  Adjustments to reconcile net loss to cash
    provided from operating activities:
       Depreciation and amortization                                    14,173            11,675
       Gain on asset sales                                                (102)               (6)
       Amortization of debt issuance costs                                 717               537
       Accretion of discount notes                                       9,114             8,266
       Increase (decrease) in payable to parent                        153,818               (34)
       Deferred income taxes                                               597                --
       (Increase) decrease in receivables                              (14,509)            3,912
       (Increase) decrease in inventories                               (5,995)            1,774
       Increase (decrease) in accounts payable                           4,783            (1,032)
       Increase in accrued expenses                                      6,805             3,631
       Other                                                             3,065            (1,584)
                                                                     ---------         ---------
            Net cash provided by operating activities                  166,538            25,988

Cash flows from investing activities:
       Additions to property, plant and equipment, net                 (30,779)          (33,125)
       Capital leaseback of vehicles                                      (713)           (4,062)
       Acquisitions                                                   (124,852)               --
       Proceeds from sale of fixed assets                              139,647                --
                                                                     ---------         ---------
            Net cash used in investing activities                      (16,697)          (37,187)

Cash flows from financing activities:
       Principal repayments of long-term debt                          (74,855)             (376)
       Net repayment under revolving line of credit                    (75,000)           (1,100)
       Net proceeds (repayment) on sale-leaseback of vehicles              (79)            3,689
       Net proceeds (repayment) of financing lease                     (10,580)            7,406
       Acquisition                                                       6,185                --
       Debt issuance costs                                              (5,320)               --
       Debt assumed in acquisitions                                      9,940                --
                                                                     ---------         ---------
         Net cash provided by (used in) financing activities          (149,709)            9,619

Net increase (decrease) in cash and cash equivalents                       132            (1,580)
Cash and cash equivalents at beginning of period                         1,403             2,927
                                                                     ---------         ---------

Cash and cash equivalents at end of period                           $   1,535         $   1,347
                                                                     =========         =========


See accompanying notes to unaudited consolidated financial statements.

                           UNIVERSAL COMPRESSION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

1. BASIS OF PRESENTATION

Universal Compression Holdings, Inc. (the "Company") was formed on December 12, 1997 for the purpose of acquiring TCS, which was formed in 1954, from Tidewater. Upon completion of the Tidewater Acquisition on February 20, 1998, TCS became the Company's wholly-owned subsidiary and changed its name to Universal Compression, Inc. ("Universal"). Universal is a wholly-owned subsidiary of the Company. These consolidated financial statements should be read in conjunction with the consolidated financial statements presented in Universal's Annual Report on Form 10-K for the year ended March 31, 2000. That report contains a more comprehensive summary of Universal's major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of Universal and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three and six-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001.

Universal is a leading provider of natural gas compressor rental, sales, operations, maintenance and fabrication services to the natural gas industry, with one of the largest compressor fleets in the United States, and has a growing presence in key international markets. As of September 30, 2000, Universal had a broad base of over 750 customers and maintained a fleet of over 3,400 compression rental units. In addition, Universal owns or services under contract a total of approximately 977,000 horsepower. Universal operates in every significant natural gas producing region in the United States through its 38 compression sales and service locations. As a complement to its rental operations, Universal designs and fabricates compression units for its own fleet as well as for its global customer base.

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC issued an amendment to SAB 101, effectively delaying its implementation until the fourth quarter of fiscal years beginning after December 15, 1999. After careful study of SAB 101 and its amendment, management believes that its revenue recognition policy is appropriate and that any possible effects of SAB 101 and its amendment will be immaterial to Universal's results of operations.

3.  BUSINESS COMBINATION

On September 15, 2000, the Company completed the merger of Gas Compression Services, Inc. ("GCSI"), a supplier of natural gas compression equipment and services with fabrication and overhaul facilities in Michigan and Texas, into Universal for a combination of approximately $12 million in cash, 1,400,726 shares of the Company's common stock valued at approximately $39 million, the assumption of approximately $57 million in debt and operating leases of GCSI, and $6 million of debt related to GCSI customer equipment financing and associated customer notes receivable. All of the assumed debt and operating leases, except for approximately $10 million, were paid off concurrent with the merger using proceeds received under the operating lease facility. The acquisition was accounted for under the purchase method of accounting and resulted in the recognition of approximately $33 million in goodwill. Results of operations for GCSI are included in the accompanying consolidated financial statements for the 15 days from the date of the merger.

4. INVENTORIES

Inventories consisted of (in thousands):

                     SEPTEMBER 30,    MARCH 31,
                         2000            2000
                     -------------    ---------
Finished goods          $ 7,930        $ 5,551
Work-in-progress          6,792          3,176
                        -------        -------
     Total              $14,722        $ 8,727
                        =======        =======

5. OPERATING LEASE FACILITY

In May 2000 the Company and Universal entered into a $200 million operating lease facility pursuant to which Universal may sell and lease back certain compression equipment from a Delaware business trust for a five-year term. The rental payments under the lease facility include an amount based on LIBOR plus a variable amount depending on Universal's operating results, applied to the funded amount of the lease. Under the lease facility, Universal has received an aggregate of approximately $140 million in proceeds from the sale of compression equipment in May 2000 and, in connection with the GCSI acquisition, in September 2000, and may sell up to an additional $60 million of compression equipment through November 2001. The equipment was sold and leased back by Universal for a five-year period and will continue to be deployed by Universal under its normal operating procedures. At any time, Universal has the option to repurchase the equipment. The equipment sold had a book value of approximately $97 million and the equipment sale resulted in a gain of approximately $43 million that is being deferred until the end of the lease. Universal has residual value guarantees on the equipment under the operating lease facility of approximately 85% of the funded amount that are due upon termination of the lease and which may be satisfied by a cash payment or the exercise of the purchase option. Pursuant to the facility, Universal is restricted by certain covenants relating to its operations, including its ability to enter into acquisition and sales transactions, incur additional indebtedness, permit additional liens on its assets and pay dividends. Universal's obligations under this facility are secured by liens on its compression equipment that is subject to the lease and certain related rights. Under the operating lease facility, Universal is the lessee and the Company guarantees certain of Universal's obligations thereunder.

6. EXTRAORDINARY LOSSES

During the quarter ended June 30, 2000, Universal incurred extraordinary losses of $3.4 million, net of income taxes of $2.0 million, related to its debt restructuring that occurred concurrently with the Company's initial public offering of its common stock.

7. NON-RECURRING CHARGES

During the quarter ended June 30, 2000, Universal incurred non-recurring charges of $4.4 million, net of income taxes of $2.7 million, related to the early termination of a management agreement and a consulting agreement and other related fees in connection with the Company's initial public offering and the concurrent financing transactions.

8. RELATED PARTY TRANSACTIONS

In connection with the initial public offering in the quarter ended June 30, 2000, Universal terminated its Management Agreement with Castle Harlan, Inc. and the Finders and Consulting Agreement with Samuel Urcis, a director of the Company. In exchange for such terminations, the Company paid $3 million in cash and issued 136,364 shares of the Company's common stock to Castle Harlan, and paid $150,000 in cash and issued 6,818 shares of common stock to Mr. Urcis.

9. INDUSTRY SEGMENTS

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

Universal evaluates performance based on profit or loss from operations, which is defined as income before income taxes less gain on asset sales and interest income plus interest expense and operating lease expense. Revenues include sales to unaffiliated customers. Gross margin is defined as total revenue less rental expenses, cost of sales (exclusive of depreciation and amortization), gain on asset sales and interest income. The Corporate and Other segment, which represents primarily corporate activities, part sales and services and all other items that could not be allocated to an identifiable segment, principally serves the oil and gas market, including sales of parts and equipment utilized in the extraction of natural gas and the service that Universal provides to customers' natural gas compression units.

The following table presents sales and other financial information by industry segment for the three months ended September 30, 2000 and 1999 (in thousands):

                               DOMESTIC    INTERNATIONAL                   CORPORATE
                              RENTAL AND     RENTAL AND     ENGINEERED        AND
                             MAINTENANCE    MAINTENANCE      PRODUCTS        OTHER          TOTAL
                             -----------    -----------     ----------     ---------       -------
September 30, 2000:
   Revenues ...........        $24,396        $ 4,286        $ 8,318        $ 1,853        $38,853
   Gross margin .......        $15,525        $ 3,254        $ 1,363        $   253        $20,395
   Operating income ...        $ 7,678        $ 1,290        $   796        $   185        $ 9,949

September 30, 1999:
   Revenues ...........        $20,351        $ 3,324        $ 8,909        $ 2,404        $34,988
   Gross margin .......        $12,816        $ 2,358        $ 1,157        $   479        $16,810
   Operating income ...        $ 5,080        $   805        $   563        $   186        $ 6,634

The following table presents sales and other financial information by industry segment for the six months ended September 30, 2000 and 1999 (in thousands):

                           DOMESTIC    INTERNATIONAL                   CORPORATE
                          RENTAL AND     RENTAL AND    ENGINEERED         AND
                         MAINTENANCE    MAINTENANCE     PRODUCTS         OTHER          TOTAL
                         -----------    -----------    ----------      ----------      -------
September 30, 2000:
   Revenues ...........    $46,571        $ 8,385        $15,979        $ 2,678        $73,613
   Gross margin .......    $29,770        $ 6,313        $ 2,885        $   513        $39,481
   Operating income ...    $13,381        $ 2,598        $ 1,717        $   388        $18,084

September 30, 1999:
   Revenues ...........    $40,112        $ 6,751        $14,897        $ 7,036        $68,796
   Gross margin .......    $24,834        $ 4,926        $ 1,733        $ 1,437        $32,930
   Operating income ...    $ 9,326        $ 2,004        $   464        $   807        $12,601

10. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, Universal is involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on Universal's financial position, operating results or cash flows.

11.  SUBSEQUENT EVENTS

On October 24, 2000, the Company and Universal announced the signing of a definitive merger agreement to acquire Weatherford Global Compression Services ("WGC"), a supplier of natural gas compression equipment and services and a division of Weatherford International, Inc. Under the terms of the agreement, a subsidiary of Weatherford International will merge into Universal in exchange for 13.75 million shares of the Company's common stock, which will represent approximately 48% of the outstanding shares of the combined company, and the assumption of approximately $300 million in debt and operating leases of WGC. The transaction will be accounted for as a purchase. Weatherford International will acquire the interest of its minority partner in WGC as a condition to the closing of the transaction. Also, Weatherford International will retain approximately $40 million of WGC's assets, including its Singapore-based operations. The transaction is subject to various conditions, including approval of the Company's stockholders, the refinancing of the Company's and WGC's debt and leasing obligations, regulatory approvals and other customary conditions. Concurrent with the execution and delivery of the merger agreement, Weatherford, the Company and Castle Harlan and certain of its affiliates entered into a stockholders agreement that obligates the Castle Harlan parties to, among other things, vote in favor of the merger, which through their ownership and various voting agreements and voting trusts with several stockholders currently gives the Castle Harlan parties voting control of up to approximately 38% of the Company's voting stock. Although there can be no assurance the transaction will close, it is expected to be consummated by the end of December 2000 or in the first quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this report are forward-looking statements. Such forward-looking statements include, without limitation, statements regarding the sufficiency of available cash flows to fund continuing operations, capital improvements, the expected amount of capital expenditures for the fiscal year, successful consummation of the Company's pending Weatherford merger transaction, tax and accounting treatment of any acquisition, the Company's future financial position, growth strategy and projected costs, and plans and objectives of management for future operations. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although management believes the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to have been correct. Important factors that could cause actual result to differ materially from the expectations reflected in the forward-looking statements include, among other things: (1) competition among the various providers of contract compression services, (2) conditions in the oil and gas industry, including the demand for natural gas as well as impacts from the price of natural gas and oil, (3) failure to consummate acquisitions and integrate acquired businesses, (4) changes in safety and environmental regulations pertaining to the production and transportation of natural gas, (5) changes in economic or political conditions in the markets in which the Company operates, and (6) introduction of competing technologies by other companies. Our future results will depend upon various other risks and uncertainties, including but not limited to, those detailed in our filings with the Securities and Exchange Commission. For additional information regarding risks and uncertainties, see our filings, copies of which are available to the public. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly revise or update such forward-looking statements whether as a result of new information, future events or otherwise.

The terms "Company," "our" and "we" when used in this report, refer to Universal Compression Holdings, Inc. and its subsidiaries including Universal Compression, Inc., as a combined entity, except where it is made clear that such term means only the parent company, and includes its predecessors, including Tidewater Compression Service, Inc.

GENERAL

Universal Compression Holdings, Inc. was formed in December 1997 to acquire all of the outstanding stock of Tidewater Compression. Upon completion of the acquisition in February 1998, Tidewater Compression became the Company's wholly-owned operating subsidiary and changed its name to Universal Compression, Inc. ("Universal"). Through this subsidiary, the Company's gas compression service operations date back to 1954.

During the quarter ended June 30, 2000, the Company completed an initial public offering of 7,275,000 shares of its common stock (which includes 275,000 shares of common stock issued pursuant to an over-allotment option granted to the underwriters), which provided the Company with net proceeds (after deducting underwriting discounts and commissions) of approximately $149.2 million. Concurrently with the initial public offering, the Company implemented a recapitalization pursuant to which all then existing classes of the Company's stock were converted into common stock. Also concurrently with the initial public offering, the Company entered into a $50 million revolving credit facility and $200 million operating lease facility. The proceeds of the offering and the $62.6 million in initial proceeds from the operating lease facility were used to repay $192.7 million of indebtedness, and the remaining proceeds were used for working capital and to pay expenses associated with the offering and concurrent financing transactions.

The Company is a leading provider of natural gas compressor rental, sales, operations, maintenance and fabrication services to the natural gas industry, with one of the largest gas compressor fleets in the United States, and has a growing presence in key international markets. As of September 30, 2000, the Company had a broad base of over 750 customers and maintained a fleet of over 3,400 compression rental units. In addition, the Company owns or services under contract a total of approximately 977,000 horsepower. The Company operates in every significant natural gas producing region in the United States through its 38 compression sales and service locations. As a complement to its rental operations, the Company designs and fabricates compression units for its own fleet as well as for its global customer base.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Revenues. The Company's total revenues for the three months ended September 30, 2000 increased $3.9 million, or 11%, to $38.9 million compared to $35.0 million for the three months ended September 30, 1999. Rental revenue increased by $5.0 million, or 21%, to $28.7 million during the three months ended September 30, 2000 from $23.7 million during the three months ended September 30, 1999. Domestic rental revenue increased by $4.0 million, or 20%, to $24.4 million during the three months ended September 30, 2000 from $20.4 million during the three months ended September 30, 1999. International rental revenue increased by $1.0 million, or 30%, to $4.3 million during the three months ended September 30, 2000 from $3.3 million during the three months ended September 30, 1999. The increase in both domestic and international rental revenue primarily resulted from expansion of the Company's rental fleet.

Domestic average rented horsepower for the three months ended September 30, 2000 increased by 24% to approximately 535,000 horsepower from approximately 433,000 horsepower for the three months ended September 30, 1999. In addition, international average rented horsepower for the three months ended September 30, 2000 increased by 31% to approximately 55,000 horsepower from approximately 42,000 horsepower for the three months ended September 30, 1999, primarily through additional service in South America. The Company's average horsepower utilization rate for the quarter ended September 30, 2000, was approximately 86.2%, up from 79.3% in the same quarter a year ago. At the end of the quarter, the Company had approximately 810,000 available horsepower with another 167,000 horsepower operated and maintained for customers. The horsepower utilization rate at September 30, 2000 was approximately 87.5%. The preceding horsepower and utilization amounts include GCSI for the 15 days from the date of the merger.

Revenue from fabrication and sales decreased to $10.1 million from $11.3 million, a decrease of 11%. The decline in sales revenue, consisting mostly of equipment fabrication and parts sales, for the second fiscal quarter was due primarily to a slightly lower level of fabrication activity and the sale of a small air compression distributorship. The backlog of fabrication projects at the end of the second fiscal quarter was approximately $26.8 million, compared with a backlog of $5.2 million at the same time a year earlier. From June 30, 2000 to September 30, 2000, backlog has increased $8.4 million.

Gross Margin. Gross margin (defined as total revenue less rental expense, cost of sales (exclusive of depreciation and amortization), gain on asset sales and interest income) for the three months ended September 30, 2000 increased $3.6 million, or 21%, to $20.4 million from gross margin of $16.8 million for the three months ended September 30, 1999. The rental gross margin for the three months ended September 30, 2000 increased $3.6 million, or 24%, to $18.8 million compared to gross margin of $15.2 million for the three months ended September 30, 1999. Gross margin increased primarily as the result of the rental revenue growth discussed above and operating cost improvements realized by rental operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2000 decreased $0.3 million compared to the three months ended September 30, 1999. As a percentage of revenue, selling, general and administrative expenses represented 10% of revenues for the three months ended September 30, 2000 compared to 12% of revenues for the three months ended September 30, 1999. The decrease is primarily due to the elimination of management fees paid as a result of termination of such fees in connection with the Company's initial public offering consummated May 30, 2000. In addition, the Company has been able to reduce other costs as compared to the same period in the prior year. These reductions have been offset partially by increases in certain expenses related to the Company operating as a publicly traded company.

EBITDA for the three months ended September 30, 2000 increased 24% to $16.7 million from $13.5 million for the three months ended September 30, 1999, primarily due to increases in horsepower and utilization of the compression rental fleet in addition to operating cost improvements realized by rental operations and decreased selling, general and administrative expenses, as discussed above. EBITDA is defined as net income plus income taxes, interest expense, leasing expense, management fees, depreciation and amortization. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as an indicator of the Company's operating performance or to net cash provided by operating activities as a measure of its liquidity. Additionally, the EBITDA computation used herein may not be comparable to other similarly titled measures of other companies. EBITDA represents a measure upon which management assesses financial performance, and certain covenants in the Company's borrowing arrangements will be tied to similar measures. The Company believes that EBITDA is a standard measure of financial performance used for valuing companies in the compression industry. EBITDA is a useful common yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the bulk of which are long-lived assets in the compression industry), or what their tax attributes may be.

Depreciation and Amortization. Depreciation and amortization increased by $0.6 million to $6.7 million during the three months ended September 30, 2000, compared to $6.1 million during the three months ended September 30, 1999. The increase resulted primarily from the expansion of the Company's rental fleet offset partially by the compressor equipment sold and leased back under the new operating lease facility.

Operating Lease. The Company incurred leasing expense of $2.0 million during the three months ended September 30, 2000 resulting from the new operating lease facility entered into in May 2000. The outstanding balance under the operating lease facility at September 30, 2000 was $139.6 million.

Interest Expense. Interest expense decreased $3.3 million to $5.2 million for the three months ended September 30, 2000 from $8.5 million for the three months ended September 30, 1999, primarily as a result of the reduction of debt resulting from the Company's initial public offering and related debt restructuring. The decrease in interest expense was offset partially by increased accretion of discount notes and the assumption of debt related to the GCSI acquisition.

Net Income. The Company had net income of $1.8 million for the three months ended September 30, 2000 compared to a net loss of $1.6 million for the three months ended September 30, 1999, primarily as a result of an increase in gross margins and interest expense decreasing from $8.5 million to $5.2 million, offset partially by increased depreciation and amortization related to the continued expansion of the Company's assets and leasing expense of $2.0 million resulting from the new operating lease facility.

SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1999

Revenues. The Company's total revenues for the six months ended September 30, 2000 increased $4.8 million, or 7%, to $73.6 million compared to $68.8 million for the six months ended September 30, 1999. Rental revenue increased by $8.1 million, or 17%, to $55.0 million during the six months ended September 30, 2000 from $46.9 million during the six months ended September 30, 1999. Domestic rental revenue increased by $6.5 million, or 16%, to $46.6 million during the six months ended September 30, 2000 from $40.1 million during the six months ended September 30, 1999. International rental revenue increased by $1.6 million, or 24%, to $8.4 million during the six months ended September 30, 2000 from $6.8 million during the six months ended September 30, 1999. The increase in both domestic and international rental revenue primarily resulted from expansion of the Company's rental fleet.

Domestic average rented horsepower for the six months ended September 30, 2000 increased by 22% to approximately 514,000 horsepower from approximately 420,000 horsepower for the six months ended September 30, 1999. In addition, international average rented horsepower for the six months ended September 30, 2000 increased by 32% to approximately 54,000 horsepower from approximately 41,000 horsepower for the six months ended September 30, 1999, primarily through additional service in South America. The Company's average horsepower utilization rate for the six months ended September 30, 2000, was approximately 85.3%, up from 78.9% in the same period a year ago. At the end of the quarter, the Company had approximately 810,000 available horsepower with another 167,000 horsepower operated and maintained for customers. The horsepower utilization rate at September 30, 2000 was approximately 87.5%. The preceding horsepower and utilization amounts include GCSI for the 15 days from the date of the merger.

Revenue from fabrication and sales decreased to $18.4 million for the six months ended September 30, 2000 from $21.9 million for the same period a year ago, a decrease of 16%. The decline in sales revenue, consisting mostly of equipment fabrication and parts sales was due primarily to the impact in the prior-year period of an equipment purchase option exercised by a rental customer and the sale of a small air compression distributorship. The backlog of fabrication projects at the end of the second fiscal quarter was approximately $26.8 million, compared with a backlog of $5.2 million at the same time a year earlier. From June 30, 2000 to September 30, 2000, backlog has increased $8.4 million.

Gross Margin. Gross margin (defined as total revenue less rental expense, cost of sales (exclusive of depreciation and amortization), gain on asset sales and interest income) for the six months ended September 30, 2000 increased $6.6 million, or 20%, to $39.5 million from gross margin of $32.9 million for the six months ended September 30, 1999. The rental gross margin for the six months ended September 30, 2000 increased $6.3 million, or 21%, to $36.1 million compared to gross margin of $29.8 million for the six months ended September 30, 1999. Gross margin increased primarily as the result of the rental revenue growth discussed above and operating cost improvements realized by rental operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended September 30, 2000 decreased $1.4 million compared to the six months ended September 30, 1999. As a percentage of revenue, selling, general and administrative expenses represented 10% of revenues for the six months ended September 30, 2000 compared to 13% of revenues for the six months ended September 30, 1999. The decrease is primarily due to the elimination of management fees as a result of termination of such fees in connection with the Company's initial public offering consummated May 30, 2000. In addition, the Company has been able to reduce other costs as compared to the same period in the prior year. These reductions have been offset partially by increases in certain expenses related to the Company operating as a publicly traded company.

EBITDA for the six months ended September 30, 2000 increased 25% to $32.4 million from $25.9 million for the six months ended September 30, 1999, primarily due to increases in horsepower and utilization of the compression rental fleet in addition to operating cost improvements realized by rental operations and decreased selling, general and administrative expenses, as discussed above. EBITDA is defined as net income plus income taxes, interest expense, leasing expense, management fees, depreciation and amortization. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as an indicator of the Company's operating performance or to net cash provided by operating activities as a measure of its liquidity. Additionally, the EBITDA computation used herein may not be comparable to other similarly titled measures of other companies. EBITDA represents a measure upon which management assesses financial performance, and certain covenants in the Company's borrowing arrangements will be tied to similar measures. The Company believes that EBITDA is a standard measure of financial performance used for valuing companies in the compression industry. EBITDA is a useful common yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the bulk of which are long-lived assets in the compression industry), or what their tax attributes may be.

Non-recurring Charges. During the quarter ended June 30, 2000, the Company incurred non-recurring charges of $4.4 million, net of income taxes of $2.7 million, related to the early termination of a management agreement and a consulting agreement and other related fees in connection with the Company's initial public offering and concurrent financing transactions.

Depreciation and Amortization. Depreciation and amortization increased by $2.5 million to $14.2 million during the six months ended September 30, 2000, compared to $11.7 million during the six months ended September 30, 1999. The increase resulted primarily from the expansion of the Company's rental fleet offset partially by the compressor equipment sold and leased back under the new operating lease facility.

Operating Lease. The Company incurred leasing expense of $2.7 million during the six months ended September 30, 2000 resulting from the new operating lease facility entered into in May 2000. The outstanding balance under the operating lease facility at September 30, 2000 was $139.6 million.

Interest Expense. Interest expense decreased $3.2 million to $13.2 million for the six months ended September 30, 2000 from $16.4 million for the six months ended September 30, 1999, primarily as a result of the reduction of debt resulting from the Company's initial public offering and related debt restructuring. The decrease in interest expense was offset partially by increased accretion of discount notes and the assumption of debt related to the GCSI acquisition.

Extraordinary Losses. During the quarter ended June 30, 2000, the Company incurred extraordinary losses of $6.3 million, net of income taxes of $3.7 million, related to its debt restructuring.

Net Loss. The Company had a net loss of $9.2 million for the six months ended September 30, 2000 compared to a net loss of $2.8 million for the six months ended September 30, 1999, primarily as a result of extraordinary losses of $6.3 million, net of income taxes, non-recurring charges of $4.4 million, net of income taxes, increased depreciation and amortization related to the continued expansion of the Company's assets and the factors discussed above. The increase in the net loss was partially offset by increased gross margins, decreased selling, general and administrative expenses and decreased interest expense. Excluding the effect of the non-recurring and extraordinary after-tax charges, the Company had net income of $1.5 million for the six months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

In May 2000, concurrently with the Company's initial public offering, the Company and Universal entered into a $200 million, five-year operating lease facility (the "Operating Lease Facility") arranged by Deutsche Bank Securities Inc. The transaction involves a sale and leaseback of compression equipment to a trust formed by Deutsche Bank AG (the "Trust"). Under the Operating Lease Facility, certain of the Company's compression equipment was sold to the Trust for approximately $140 million and leased back by the Company for a five-year period. The Company may sell an additional $60 million of equipment to the Trust through November 2001. The compression equipment sold under the Operating Lease Facility will continue to be deployed by the Company under its normal operating procedures. Additionally, the Company has the option to repurchase the equipment from the Trust at any time. The equipment sold had a book value of approximately $97 million and the equipment sale resulted in a gain of approximately $43 million, which is being deferred until the end of the lease. As of September 30, 2000, the rate for the rental payments under the Operating Lease Facility was approximately 9.5%. Under the Operating Lease Facility, Universal is the lessee and the Company guarantees certain of Universal's obligations thereunder.

In May 2000, the Company repaid and terminated its term loan and revolving credit facility and entered into a new $50.0 million secured revolving credit facility which has a five-year term. The revolver bears interest at the Company's option at a base rate or LIBOR plus, in each case, a variable amount depending on the Company's operating results. The revolver is secured by a lien on all of the Company's personal property that is not subject to the Operating Lease Facility. The revolver contains limitations on the Company's ability to enter into acquisition and sales transactions, incur additional indebtedness and place additional liens on the Company's assets. Although the Company is able to borrow the full amount of the commitment under the revolver, as of September 30, 2000, no amounts were outstanding. Universal is the borrower, and four of its subsidiaries, together with the Company, are guarantors under the revolver.

The Company's cash and cash equivalents balance at September 30, 2000 was $1.5 million compared to $1.4 million at March 31, 2000. For the six months ended September 30, 2000, the Company generated cash flow from operations of $8.8 million, received $139.6 million from the sale of compression equipment under the Operating Lease Facility and received $149.2 million from the initial public offering of its common stock. The Company primarily used this cash flow to purchase $32.9 million of equipment and inventory for its rental operations and make net principal payments of $192.7 million on its outstanding debt balances, which included termination of the Company's term loan and credit facility, redemption of all of its 11 3/8% Senior Discount Notes and retirement of a finance lease arrangement.

The Company expects to expend approximately $89 million on capital projects during fiscal 2001, excluding acquisitions. The Company has spent approximately $33 million during the six months ended September 30, 2000. The Company continues to emphasize its investment in larger horsepower compression rental units and the acquisition leaseback of customer owned equipment. The Company's other principal uses of cash will be to meet interest and lease payments as well as support changes in its working capital.

In April 2000, the Company acquired all of the outstanding stock of Spectrum Rotary Compression Inc. from Energy Spectrum Partners LP in exchange for 287,723 shares of the Company's common stock. Spectrum added approximately 10,700 horsepower to the Company's fleet and provided an increased presence in the screw compressor market.

On September 15, 2000, the Company completed the merger of Gas Compression Services, Inc. ("GCSI"), a supplier of natural gas compression equipment and services with fabrication and overhaul facilities in Michigan and Texas, into Universal for a combination of approximately $12 million in cash, 1,400,726 shares of the Company's common stock valued at approximately $39 million, the assumption of approximately $57 million in debt and operating leases of GCSI, and $6 million of debt related to GCSI customer equipment financing and associated customer notes receivable. The acquisition was accounted for under the purchase method of accounting and resulted in the recognition of approximately $33 million in goodwill.

On October 24, 2000, the Company and Universal announced the signing of a definitive merger agreement to acquire Weatherford Global Compression Services ("WGC"), a supplier of natural gas compression equipment and services and a division of Weatherford International, Inc. The consolidated entity will have a total of 1.8 million horsepower available and will be the second largest natural gas compression services provider. Under the terms of the agreement, a subsidiary of Weatherford International will merge into Universal in exchange for 13.75 million restricted shares of the Company's common stock, which will represent approximately 48% of the outstanding shares of the combined company, and the assumption of approximately $300 million in debt and operating leases of WGC. In addition, WGC's net working capital, estimated at $90 million, will be transferred to Universal. As part of the agreement, Weatherford will limit its voting rights to 33 1/3% of the voting power of the Company for a period of up to two years. Also, the Company will enter into a registration rights agreement with Weatherford, which will provide certain demand and piggyback registration rights at the effective time of the merger. Weatherford International will acquire the interest of its minority partner in WGC as a condition to the closing of the transaction and will retain approximately $40 million of WGC's assets, including its Singapore-based operations. The transaction is subject to various conditions, including approval of the Company's stockholders, the refinancing of the Company's current revolver and Operating Lease Facility as well as WGC's current financing arrangements, regulatory approvals and other customary conditions. In addition, pursuant to the indenture governing Universal's 9 7/8% senior discount notes, the merger with WGC gives the holders of such notes the right to require that the Company redeem those notes at a price equal to 101% of the accreted value, plus accrued and unpaid interest to date. Concurrent with the execution and delivery of the merger agreement, Weatherford, the Company and Castle Harlan and certain of its affiliates entered into a stockholders agreement that obligates the Castle Harlan parties to, among other things, vote in favor of the merger, which through their ownership and various voting agreements and voting trusts with several stockholders currently gives the Castle Harlan parties voting control of up to approximately 38% of the Company's voting stock. Although there can be no assurance the transaction will close, it is expected to be consummated by the end of December 2000 or in the first quarter of 2001.

The Company expects to add approximately 40,000 horsepower to its fleet in the current fiscal 2001 third quarter. Such increase includes the 10,000 horsepower to be added for its first compression service project in Mexico, which project will contribute an approximately $4.7 million one time turn key installation payment to the Company at a modest margin. The Company also expects to invoice in the current quarter approximately $12 million of its $26.8 million backlog at September 30, 2000.

The successful completion of the Company's initial public offering of its common stock and financing and operating lease arrangements during the first fiscal quarter improved the Company's financial resources. The Company anticipates that internally generated cash flow, including improvement in its working capital position and availability under its revolving credit facility, Operating Lease Facility and permitted international borrowings will be sufficient to fund domestic and international operations, capital projects, and its obligations for fiscal year 2001, excluding acquisitions and the pending Weatherford merger.


                           UNIVERSAL COMPRESSION, INC.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Revenues. Universal Compression Inc.'s ("Universal") total revenues for the three months ended September 30, 2000 increased $3.9 million, or 11%, to $38.9 million compared to $35.0 million for the three months ended September 30, 1999. Rental revenue increased by $5.0 million, or 21%, to $28.7 million during the three months ended September 30, 2000 from $23.7 million during the three months ended September 30, 1999. Domestic rental revenue increased by $4.0 million, or 20%, to $24.4 million during the three months ended September 30, 2000 from $20.4 million during the three months ended September 30, 1999. International rental revenue increased by $1.0 million, or 30%, to $4.3 million during the three months ended September 30, 2000 from $3.3 million during the three months ended September 30, 1999. The increase in both domestic and international rental revenue primarily resulted from expansion of Universal's rental fleet.

Domestic average rented horsepower for the three months ended September 30, 2000 increased by 24% to approximately 535,000 horsepower from approximately 433,000 horsepower for the three months ended September 30, 1999. In addition, international average rented horsepower for the three months ended September 30, 2000 increased by 31% to approximately 55,000 horsepower from approximately 42,000 horsepower for the three months ended September 30, 1999, primarily through additional service in South America. Universal's average horsepower utilization rate for the quarter ended September 30, 2000, was approximately 86.2%, up from 79.3% in the same quarter a year ago. At the end of the quarter, Universal had approximately 810,000 available horsepower with another 167,000 horsepower operated and maintained for customers. The horsepower utilization rate at September 30, 2000 was approximately 87.5%. The preceding horsepower and utilization amounts include GCSI for the 15 days from the date of the merger.

Revenue from fabrication and sales decreased to $10.1 million from $11.3 million, a decrease of 11%. The decline in sales revenue, consisting mostly of equipment fabrication and parts sales, for the second fiscal quarter was due primarily to a slightly lower level of fabrication activity and the sale of a small air compression distributorship. The backlog of fabrication projects at the end of the second fiscal quarter was approximately $26.8 million, compared with a backlog of $5.2 million at the same time a year earlier. From June 30, 2000 to September 30, 2000, backlog has increased $8.4 million.

Gross Margin. Gross margin (defined as total revenue less rental expense, cost of sales (exclusive of depreciation and amortization), gain on asset sales and interest income) for the three months ended September 30, 2000 increased $3.6 million, or 21%, to $20.4 million from gross margin of $16.8 million for the three months ended September 30, 1999. The rental gross margin for the three months ended September 30, 2000 increased $3.6 million, or 24%, to $18.8 million compared to gross margin of $15.2 million for the three months ended September 30, 1999. Gross margin increased primarily as the result of the rental revenue growth discussed above and operating cost improvements realized by rental operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2000 decreased $0.3 million compared to the three months ended September 30, 1999. As a percentage of revenue, selling, general and administrative expenses represented 10% of revenues for the three months ended September 30, 2000 compared to 12% of revenues for the three months ended September 30, 1999. The decrease is primarily due to the elimination of management fees paid as a result of termination of such fees in connection with the Company's initial public offering consummated May 30, 2000. In addition, Universal has been able to reduce other costs as compared to the same period in the prior year. These reductions have been offset partially by increases in certain expenses related to the Company operating as a publicly traded company.

EBITDA for the three months ended September 30, 2000 increased 24% to $16.7 million from $13.5 million for the three months ended September 30, 1999, primarily due to increases in horsepower and utilization of the compression rental fleet in addition to operating cost improvements realized by rental operations and decreased selling, general and administrative expenses, as discussed above. EBITDA is defined as net income plus income taxes, interest expense, leasing expense, management fees, depreciation and amortization. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as an indicator of Universal's operating performance or to net cash provided by operating activities as a measure of its liquidity. Additionally, the EBITDA computation used herein may not be comparable to other similarly titled measures of other companies. EBITDA represents a measure upon which management assesses financial performance, and certain covenants in Universal's borrowing arrangements will be tied to similar measures. Universal believes that EBITDA is a standard measure of financial performance used for valuing companies in the compression industry. EBITDA is a useful common yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the bulk of which are long-lived assets in the compression industry), or what their tax attributes may be.

Depreciation and Amortization. Depreciation and amortization increased by $0.6 million to $6.7 million during the three months ended September 30, 2000 compared to $6.1 million during the three months ended September 30, 1999. The increase resulted primarily from the expansion of Universal's rental fleet offset partially by the compression equipment sold and leased back under the Operating Lease Facility.

Operating Lease. Universal incurred leasing expense of $2.0 million during the three months ended September 30, 2000 resulting from the Operating Lease Facility entered into in May 2000. The outstanding balance under the Operating Lease Facility at September 30, 2000 was $139.6 million.

Interest Expense. Interest expense decreased $2.5 million to $5.2 million for the three months ended September 30, 2000 from $7.7 million for the three months ended September 30, 1999, primarily as the result of the reduction of debt resulting from the Company's initial public offering and related debt restructuring. The decrease in interest expense was offset partially by increased accretion of discount notes and the assumption of debt related to the GCSI acquisition.

Net Income. Universal had net income of $1.8 million for the three months ended September 30, 2000 compared to a net loss of $1.1 million for the three months ended September 30, 1999, primarily as a result of an increase in gross margins and interest expense decreasing from $7.7 million to $5.2 million, offset partially by increased depreciation and amortization related to the continued expansion of Universal's assets and leasing expense of $2.0 million resulting from the new Operating Lease Facility.

SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1999

Revenues. Universal Compression Inc.'s ("Universal") total revenues for the six months ended September 30, 2000 increased $4.8 million, or 7%, to $73.6 million compared to $68.8 million for the six months ended September 30, 1999. Rental revenue increased by $8.1 million, or 17%, to $55.0 million during the six months ended September 30, 2000 from $46.9 million during the six months ended September 30, 1999. Domestic rental revenue increased by $6.5 million, or 16%, to $46.6 million during the six months ended September 30, 2000 from $40.1 million during the six months ended September 30, 1999. International rental revenue increased by $1.6 million, or 24%, to $8.4 million during the six months ended September 30, 2000 from $6.8 million during the six months ended September 30, 1999. The increase in both domestic and international rental revenue primarily resulted from expansion of Universal's rental fleet.

Domestic average rented horsepower for the six months ended September 30, 2000 increased by 22% to approximately 514,000 horsepower from approximately 420,000 horsepower for the six months ended September 30, 1999. In addition, international average rented horsepower for the six months ended September 30, 2000 increased by 32% to approximately 54,000 horsepower from approximately 41,000 horsepower for the six months ended September 30, 1999, primarily through additional service in South America. Universal's average horsepower utilization rate for the six months ended September 30, 2000, was approximately 85.3%, up from 78.9% in the same period a year ago. At the end of the quarter, Universal had approximately 810,000 available horsepower with another 167,000 horsepower operated and maintained for customers. The horsepower utilization rate at September 30, 2000 was approximately 87.5%. The preceding horsepower and utilization amounts include GCSI for the 15 days from the date of the merger.

Revenue from fabrication and sales decreased to $18.4 million for the six months ended September 30, 2000 from $21.9 million for the same period a year ago, a decrease of 16%. The decline in sales revenue, consisting mostly of equipment fabrication and parts sales was due primarily to the impact in the prior-year period of an equipment purchase option exercised by a rental customer and the sale of a small air compression distributorship. The backlog of fabrication projects at the end of the second fiscal quarter was approximately $26.8 million, compared with a backlog of $5.2 million at the same time a year earlier. From June 30, 2000 to September 30, 2000, backlog has increased $8.4 million.

Gross Margin. Gross margin (defined as total revenue less rental expense, cost of sales (exclusive of depreciation and amortization), gain on asset sales and interest income) for the six months ended September 30, 2000 increased $6.6 million, or 20%, to $39.5 million from gross margin of $32.9 million for the six months ended September 30, 1999. The rental gross margin for the six months ended September 30, 2000 increased $6.3 million, or 21%, to $36.1 million compared to gross margin of $29.8 million for the six months ended September 30, 1999. Gross margin increased primarily as the result of the rental revenue growth discussed above and operating cost improvements realized by rental operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended September 30, 2000 decreased $1.4 million compared to the six months ended September 30, 1999. As a percentage of revenue, selling, general and administrative expenses represented 10% of revenues for the six months ended September 30, 2000 compared to 13% of revenues for the six months ended September 30, 1999. The decrease is primarily due to the elimination of management fees as a result of termination of such fees in connection with the Company's initial public offering consummated May 30, 2000. In addition, Universal has been able to reduce other costs as compared to the same period in the prior year. These reductions have been offset partially by increases in certain expenses related to the Company operating as a publicly traded company.

EBITDA for the six months ended September 30, 2000 increased 25% to $32.4 million from $25.9 million for the six months ended September 30, 1999, primarily due to increases in horsepower and utilization of the compression rental fleet in addition to operating cost improvements realized by rental operations and decreased selling, general and administrative expenses, as discussed above. EBITDA is defined as net income plus income taxes, interest expense, leasing expense, management fees, depreciation and amortization. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as an indicator of Universal's operating performance or to net cash provided by operating activities as a measure of its liquidity. Additionally, the EBITDA computation used herein may not be comparable to other similarly titled measures of other companies. EBITDA represents a measure upon which management assesses financial performance, and certain covenants in Universal's borrowing arrangements will be tied to similar measures. Universal believes that EBITDA is a standard measure of financial performance used for valuing companies in the compression industry. EBITDA is a useful common yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the bulk of which are long-lived assets in the compression industry), or what their tax attributes may be.

Non-recurring Charges. During the quarter ended June 30, 2000, Universal incurred non-recurring charges of $4.4 million, net of income taxes of $2.7 million, related to the early termination of a management agreement and a consulting agreement and other related fees in connection with the Company's initial public offering and the concurrent financing transactions.

Depreciation and Amortization. Depreciation and amortization increased by $2.5 million to $14.2 million during the six months ended September 30, 2000 compared to $11.7 million during the six months ended September 30, 1999. The increase resulted primarily from the expansion of Universal's rental fleet offset partially by the compression equipment sold and leased back under the Operating Lease Facility.

Operating Lease. Universal incurred leasing expense of $2.7 million during the six months ended September 30, 2000 resulting from the Operating Lease Facility entered into in May 2000. The outstanding balance under the Operating Lease Facility at September 30, 2000 was $139.6 million.

Interest Expense. Interest expense decreased $2.2 million to $12.6 million for the six months ended September 30, 2000 from $14.8 million for the six months ended September 30, 1999, primarily as the result of the reduction of debt resulting from the Company's initial public offering and related debt restructuring. The decrease in interest expense was offset partially by increased accretion of discount notes and the assumption of debt related to the GCSI acquisition.

Extraordinary Losses. During the quarter ended June 30, 2000, Universal incurred extraordinary losses of $3.4 million, net of income taxes of $2.0 million, related to its debt restructuring.

Net Loss. Universal had a net loss of $5.9 million for the six months ended September 30, 2000 compared to a net loss of $1.8 million for the six months ended September 30, 1999, primarily as a result of extraordinary losses of $3.4 million, net of income taxes, non-recurring charges of $4.4 million, net of income taxes, increased depreciation and amortization related to the continued expansion of Universal's assets and the factors discussed above. The increase in the net loss was partially offset by increased gross margins, decreased selling, general and administrative expenses and decreased interest expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to some market risk due to the floating interest rate under its revolving credit facility and Operating Lease Facility. The revolving credit facility and Operating Lease Facility have interest and lease payments based on a floating rate (a base rate or LIBOR, at the Company's option, in the case of the revolving credit facility, and LIBOR, in the case of the Operating Lease Facility) plus a variable amount based on operating results. The revolving credit facility and the Operating Lease Facility run through May 2005 and have outstanding principal balances at September 30, 2000 of $0 and $139.6 million, respectively. The LIBOR rate at September 30, 2000 was 6.62%. A 1.0% increase in interest rates could result in a $1.4 million annual increase in interest expense on the existing principal balances. In order to minimize any significant foreign currency credit risk, the Company generally contractually requires that payment by customers be made in U.S. dollars. If payment is not made in U.S. dollars, the Company generally utilizes the exchange rate into U.S. dollars on the payment date or balances payments in local currency against local expenses.



                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended September 30, 2000, the Company issued the following equity securities that were not registered under the Securities Act of 1933, as amended: on September 15, 2000, 1,400,726 shares of common stock to the two shareholders, the Reuben James Helton Trust Dated January 24, 2000 (the "Helton Trust") and Michael Pahl of GCSI, in connection with the Company's acquisition of all of the outstanding capital stock of GCSI by merger of GCSI into Universal. All of such shares were issued in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) under such Act.

Pursuant to the terms of the registration agreement entered into in connection with its acquisition of GCSI, the Company filed a shelf Registration Statement on Form S-3 with the Securities and Exchange Commission (the "Commission") with respect to the registration of the resale from time to time of up to 500,000 shares of common stock of the Company by the Helton Trust and Michael Pahl. The Registration Statement was declared effective by the Commission on November 2, 2000. In compliance with the registration agreement, the selling shareholders may sell up to an aggregate of 500,000 shares of common stock in one or more offerings under such Registration Statement following expiration of the November 20, 2000 lock-up period, except that the Helton Trust may request to sell up to 250,000 shares under a hardship exemption prior to the expiration of such lock-up period. The Company will not receive any of the proceeds from any sale of such shares. The Company has also agreed to register the resale of the remaining 900,726 shares issued to the two former GCSI shareholders in the merger in accordance with the terms of the registration agreement. Also, in connection with the GCSI transaction, the Company entered into an escrow agreement with the selling shareholders pursuant to which 135,887 shares of the Company's common stock issued to the two former GCSI shareholders are being held in escrow to indemnify the Company against losses it may incur as a result of a breach by GCSI or the selling shareholders of their representations and warranties or as a result of their failure to perform their obligations set forth in the GCSI merger agreement, or as a result of contingencies and matters identified in the merger agreement and escrow agreement. Such shares held under the escrow agreement may not be sold by the former GCSI shareholders unless and until released to such selling shareholders.

ITEM 5. OTHER INFORMATION

Effective as of October 1, 2000, Edmund P. Segner III was appointed as a new Class B director of the Company and also was appointed to the Company's Audit Committee.

On October 9, 2000, Mark L. Carlton commenced employment with the Company and Universal serving in the capacity as Senior Vice President, Co-General Counsel and Assistant Secretary to each entity.





ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

The following documents have been included as Exhibits to this report:

         EXHIBIT
         NUMBER                          DESCRIPTION
         -------                         -----------

         2.1 -- Agreement and Plan of Merger, dated as of August 4, 2000, by and among Universal Compression Holdings, Inc., Universal Compression, Inc., Gas Compression Services, Inc., the Reuben James Helton Trust Dated January 24, 2000, and Michael Pahl (incorporated by reference to Exhibit 2.1 of Universal Compression Holdings, Inc.'s and Universal Compression, Inc.'s Current Report on Form 8-K dated September 29, 2000).

         2.2* -- Agreement and Plan of Merger, dated October 23, 2000, by and among Weatherford International, Inc., WEUS Holding, Inc., Enterra Compression Company, Universal Compression Holdings, Inc., and Universal Compression, Inc.

         4.1 -- Financing arrangements of Universal Compression, Inc. (formerly Gas Compression Services, Inc.) with NBD Bank, N.A., for Limited Obligation Revenue Bonds, dated November 29, 1994. A copy of these arrangements will be provided to the Commission upon request, the authorized principal amount of which does not exceed 10% of the consolidated assets of Universal Compression Holdings, Inc., and its subsidiaries.

         4.2 -- Financing arrangements of Universal Compression, Inc. (formerly Gas Compression Services, Inc.) with General Electric Capital Business Asset Funding Corporation. A copy of these arrangements will be provided to the Commission upon request, the authorized principal amount of which does not exceed 10% of the consolidated assets of Universal Compression Holdings, Inc., and its subsidiaries.

         4.3* -- Second Supplemental Indenture, dated as of May 30, 2000, by and among Universal Compression, Inc., Universal Compression Holdings, Inc., and United States Trust Company of New York, as trustee.

         4.4* -- Third Supplemental Indenture, dated as of October 15, 2000, by and among Universal Compression, Inc., Gas Compression Finance Corporation, G.C.S. Distributing, L.L.C., Gas Compression Realty, L.L.C., and United States Trust Company of New York, as trustee.

         4.5 -- Registration Agreement, dated September 15, 2000, by and among Universal Compression Holdings, Inc., the Reuben James Helton Trust Dated January 24, 2000, and Michael Pahl (incorporated by reference to Exhibit 4.1 of Universal Compression Holdings, Inc.'s and Universal Compression, Inc.'s Current Report on Form 8-K dated September 29, 2000).

         10.1 -- Escrow Agreement, dated as of September 15, 2000, by and among Universal Compression Holdings, Inc., the Reuben James Helton Trust Dated January 24, 2000, Garlin Rhymes, as representative of the trust, Michael Pahl and State Street Bank and Trust Company (incorporated by reference to Exhibit
                  10.1 of Universal Compression Holdings, Inc.'s and Universal Compression, Inc.'s Current Report on Form 8-K dated September 29, 2000).

         10.2 -- Consulting and Non-Competition Agreement, effective as of September 14, 2000, by and between Universal Compression Holdings, Inc., and Reuben James Helton (incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.'s and Universal Compression, Inc.'s Current Report on Form 8-K dated September 29, 2000).

         10.3 -- Non-Disclosure and Non-Competition Agreement, effective as of September 14, 2000, by and between Universal Compression Holdings, Inc., and Michael Pahl (incorporated by reference to
                  Exhibit 10.3 of Universal Compression Holdings, Inc.'s and Universal Compression, Inc.'s Current Report on Form 8-K dated September 29, 2000).

         10.4* -- Subsidiary Assumption Agreement, dated as of October 15,
                  2000, by and among Gas Compression Finance Corporation, G.C.S. Distributing, L.L.C., and Gas Compression Realty, L.L.C.

         10.5* -- Waiver and Agreement, dated as of September 13, 2000, by and among Universal Compression Holdings, Inc., Universal Compression, Inc., Wilmington Trust Company, Bankers Trust Company, certain Certificate Holders and certain Lenders party thereto.

         10.6* -- Stock Option Agreement, effective as of October 18, 2000, by and between Universal Compression Holdings, Inc. and Mark
                  L. Carlton.

         10.7 -- Form of Indemnification Agreements for each of Edmund P. Segner III and Mark L. Carlton (incorporated by reference to
                  Exhibit 10.27 of Amendment No. 1 dated May 3, 2000 to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).

         10.8* -- Special Retention Payment Plan for Selected GCSI Employees, dated as of August 4, 2000.

         10.9* -- Special Retention Bonus Plan for GCSI Employees, dated as of August 4, 2000.

        10.10* -- Stockholders' Agreement, dated as of October 23, 2000, by and among WEUS Holding, Inc., Universal Compression Holdings, Inc., Castle Harlan Partners III, Castle Harlan Offshore Partners III, L.P., Castle Harlan Affiliates III, L.P., and John K. Castle.

        10.11* -- First Amendment and Consent, dated as of September 1, 2000, by and among Universal Compression Holdings, Inc., Universal Compression, Inc., certain Lenders party thereto and Bankers Trust Company.

         27.1* -- Financial Data Schedule - Universal Compression Holdings,
                  Inc.

         27.2* -- Financial Data Schedule - Universal Compression, Inc.

-------------

         *        Filed herewith

(b) Reports on Form 8-K.

Two reports were filed on Form 8-K during the second quarter of fiscal 2001:

         o The Company and Universal filed a Current Report on Form 8-K on August 9, 2000 to report under Item 5 the issuance of a press release on August 7, 2000 announcing the execution of an Agreement and Plan of Merger dated August 4, 2000 with respect to the acquisition of all the outstanding capital stock of GCSI and certain additional assets through the merger of GCSI with and into Universal.

         o The Company and Universal filed a Current Report on Form 8-K on September 29, 2000, to report: (A) under Item 2 the completion on September 15, 2000 of its acquisition of GCSI;
                  (B) under Item 5 the filing on September 20, 2000 of a Registration Statement on Form S-3 (Reg. No. 333-46208) related to the registration of the resale of up to 500,000 shares of Company common stock by the former shareholders of GCSI; and (C) under Item 5 the expansion of the Company's board of directors from seven to eight members, and the subsequent appointment of Edmund P. Segner III as a Class B director.

In addition, the Company and Universal filed a Current Report on Form 8-K on October 26, 2000 to report under Item 5 the issuance of a press release on October 24, 2000 announcing the execution of an Agreement and Plan of Merger dated October 23, 2000, which contemplates the acquisition of the gas compression business of Weatherford International, Inc. through the merger of Weatherford's subsidiary with and into Universal in exchange for 13.75 million shares of the Company's common stock, which will represent approximately 48% of the outstanding shares of the combined company, and the assumption of approximately $300 million of related Weatherford debt.

In addition, the Company and Universal filed a Current Report on Form 8-K on November 9, 2000 to report under Item 5 the issuance of a press release on November 7, 2000 announcing earnings for the second quarter of fiscal 2001, and a public conference call on November 7, 2000, to discuss the second quarter earnings and other corporate matters.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UNIVERSAL COMPRESSION HOLDINGS, INC.

Date: November 14, 2000               By  /s/ RICHARD W. FITZGERALD
                                          -------------------------------
                                              Richard W. FitzGerald,
                                           Chief Financial Officer and
                                              Senior Vice President

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UNIVERSAL COMPRESSION, INC.

Date: November 14, 2000               By  /s/ RICHARD W. FITZGERALD
                                          -------------------------------
                                              Richard W. FitzGerald,
                                            Chief Financial Officer and
                                              Senior Vice President

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
2.1 --   Agreement and Plan of Merger, dated as of August 4, 2000, by and among Universal Compression Holdings, Inc., Universal Compression,
         Inc., Gas Compression Services, Inc., the Reuben James Helton Trust
         Dated January 24, 2000, and Michael Pahl (incorporated by reference to
         Exhibit 2.1 of Universal Compression Holdings, Inc.'s and Universal
         Compression, Inc.'s Current Report on Form 8-K dated September 29,
         2000).

2.2* --  Agreement and Plan of Merger, dated October 23, 2000, by and among
         Weatherford International, Inc., WEUS Holding, Inc., Enterra
         Compression Company, Universal Compression Holdings, Inc., and
         Universal Compression, Inc.

4.1 --   Financing arrangements of Universal Compression, Inc. (formerly Gas
         Compression Services, Inc.) with NBD Bank, N.A., for Limited Obligation
         Revenue Bonds, dated November 29, 1994. A copy of these arrangements will be provided to the Commission upon request, the authorized principal amount of which does not exceed 10% of the consolidated assets of Universal Compression Holdings, Inc., and its subsidiaries.

4.2 --   Financing arrangements of Universal Compression, Inc. (formerly Gas
         Compression Services, Inc.) with General Electric Capital Business
         Asset Funding Corporation. A copy of these arrangements will be provided to the Commission upon request, the authorized principal amount of which does not exceed 10% of the consolidated assets of Universal Compression Holdings, Inc., and its subsidiaries.

4.3* -- Second Supplemental Indenture, dated as of May 30, 2000, by and among Universal Compression, Inc., Universal Compression Holdings,
         Inc., and United States Trust Company of New York, as trustee.

4.4* -- Third Supplemental Indenture, dated as of October 15, 2000, by and among Universal Compression, Inc., Gas Compression Finance Corporation,
         G.C.S. Distributing, L.L.C., Gas Compression Realty, L.L.C. and United
         States Trust Company of New York, as trustee.

4.5 --   Registration Agreement, dated September 15, 2000, by and among
         Universal Compression Holdings, Inc., the Reuben James Helton Trust
         Dated January 24, 2000, and Michael Pahl (incorporated by reference to
         Exhibit 4.1 of Universal Compression Holdings, Inc.'s and Universal
         Compression, Inc.'s Current Report on Form 8-K dated September 29,
         2000).

10.1 --  Escrow Agreement, dated as of September 15, 2000, by and among
         Universal Compression Holdings, Inc., the Reuben James Helton Trust
         Dated January 24, 2000, Garlin Rhymes, as representative of the trust,
         Michael Pahl and State Street Bank and Trust Company (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.'s and
         Universal Compression, Inc.'s Current Report on Form 8-K dated
         September 29, 2000).

10.2 --  Consulting and Non-Competition Agreement, effective as of September
         14, 2000, by and between Universal Compression Holdings, Inc., and
         Reuben James Helton (incorporated by reference to Exhibit 10.2 of
         Universal Compression Holdings, Inc.'s and Universal Compression,
         Inc.'s Current Report on Form 8-K dated September 29, 2000).

10.3 --  Non-Disclosure and Non-Competition Agreement, effective as of
         September 14, 2000, by and between Universal Compression Holdings,
         Inc., and Michael Pahl (incorporated by reference to Exhibit 10.3 of
         Universal Compression Holdings, Inc.'s and Universal Compression,
         Inc.'s Current Report on Form 8-K dated September 29, 2000).

10.4* -- Subsidiary Assumption Agreement, dated as of October 15, 2000, by and among Gas Compression Finance Corporation, G.C.S. Distributing,
         L.L.C., and Gas Compression Realty, L.L.C.

10.5* -- Waiver and Agreement, dated as of September 13, 2000, by and among Universal Compression Holdings, Inc., Universal Compression, Inc.,
         Wilmington Trust Company, Bankers Trust Company, certain Certificate
         Holders and certain Lenders party thereto.

10.6* -- Stock Option Agreement, effective as of October 18, 2000, by and between Universal Compression Holdings, Inc. and Mark L. Carlton.

10.7 -- Form of Indemnification Agreements for each of Edmund P. Segner III and Mark L. Carlton (incorporated by reference to Exhibit 10.27 of
         Amendment No. 1 dated May 3, 2000 to Universal Compression Holdings,
         Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).

10.8* -- Special Retention Payment Plan for Selected GCSI Employees, dated as of August 4, 2000.

10.9* -- Special Retention Bonus Plan for GCSI Employees, dated as of August
         4, 2000.

10.10*-- Stockholders' Agreement, dated as of October 23, 2000, by and among WEUS Holding, Inc., Universal Compression Holdings, Inc., Castle Harlan
         Partners III, Castle Harlan Offshore Partners III, L.P., Castle Harlan
         Affiliates III, L.P., and John K. Castle.

10.11*-- First Amendment and Consent, dated as of September 1, 2000, by and among Universal Compression Holdings, Inc., Universal Compression,
         Inc., certain Lenders party thereto and Bankers Trust Company.

27.1* -- Financial Data Schedule - Universal Compression Holdings, Inc.

27.2* -- Financial Data Schedule - Universal Compression, Inc.

----------

 *  Filed herewith.