Form 10-Q
period 2000-12-31
UNIVERSAL COMPRESSION HOLDINGS INC; UNIVERSAL COMPRESSION INC
filed 2001-02-14
CIK 1057234, 1057233

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

    Commission File Numbers: 001-15843
                             333-48279

                      UNIVERSAL COMPRESSION HOLDINGS, INC.
                           UNIVERSAL COMPRESSION, INC.
           (Exact name of registrants as specified in their charters)


                      DELAWARE                          13-3989167
                       TEXAS                            74-1282680
         (States or other jurisdictions of           (I.R.S. Employer
           incorporation of organization)          Identification Nos.)



        4440 BRITTMOORE ROAD
                   HOUSTON, TEXAS                       77041-8004
          (Address of principal executive               (Zip Code)
                      offices)


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

As of February 12, 2000, there were 28,456,245 shares of Universal Compression Holdings, Inc.'s common stock, $0.01 par value, outstanding and 4,910 shares of Universal Compression, Inc.'s common stock, $10.00 par value, outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      UNIVERSAL COMPRESSION HOLDINGS, INC.
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                           CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31,       MARCH 31,
                                                                                       2000              2000
                                                                                       ----              ----
                                                                                    (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                                        $   7,442         $   1,403
    Accounts receivable, net                                                            30,931            14,615
    Current portion of notes receivable                                                  3,190             1,535
    Inventories                                                                         20,523             8,727
    Current deferred tax asset                                                             227               227
    Other                                                                                1,451             1,571
                                                                                     ---------         ---------
         Total current assets                                                           63,764            28,078

Property, plant and equipment
    Rental equipment                                                                   366,182           349,198
    Other                                                                               28,085            19,617
    Accumulated depreciation                                                           (50,610)          (38,466)
                                                                                     ---------         ---------
         Net property, plant and equipment                                             343,657           330,349

Goodwill, net of accumulated amortization                                              130,464            99,250
Notes receivable                                                                         5,048             1,117
Other non-current assets, net                                                            8,190             7,570
Non-current deferred tax asset                                                           7,509             3,578
                                                                                     ---------         ---------
         Total assets                                                                $ 558,632         $ 469,942
                                                                                     =========         =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                                                          $  20,371         $  10,911
    Accrued liabilities                                                                 13,180             6,869
    Current portion of long-term debt and capital lease obligation                       3,097             4,206
                                                                                     ---------         ---------
          Total current liabilities                                                     36,648            21,986

Capital lease obligations                                                                4,870            10,243
Long-term debt                                                                         204,184           363,036
Non-current deferred tax liability                                                       2,806              --
Other liabilities                                                                       44,731              --
                                                                                     ---------         ---------
          Total liabilities                                                            293,239           395,265

Commitments and Contingencies (see note 10) Stockholders' equity:
    Series A preferred stock, $.01 par value, 50,000,000 and 5,000,000 shares authorized, 0 and 1,320,128 shares issued, 0 and 1,318,896 shares outstanding
      at December 31, 2000 and March 31, 2000, respectively                               --                  13
    Common stock, $.01 par value, 200,000,000 and 994,000 shares authorized, 14,736,397 and 330,032 shares issued, 14,723,155 and 329,724 shares outstanding at December 31, 2000 and
      March 31, 2000, respectively                                                         147                 3
    Class A non-voting common stock, $.01 par value,
      0 and 6,000 shares authorized, 0 and 4,120 shares issued, 0 and 3,210 shares outstanding at December 31,
      2000 and March 31, 2000, respectively                                               --                --
    Treasury stock, 13,242 and 2,450 shares at cost at
      December 31, 2000 and March 31, 2000, respectively                                  (135)             (123)
    Additional paid-in capital                                                         279,339            82,697
    Retained deficit                                                                   (13,958)           (7,913)
                                                                                     ---------         ---------
         Total stockholders' equity                                                    265,393            74,677
                                                                                     ---------         ---------
         Total liabilities and stockholders' equity                                  $ 558,632         $ 469,942
                                                                                     =========         =========

     See accompanying notes to unaudited consolidated financial statements.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              THREE MONTHS                       NINE MONTHS
                                                                                  ENDED                             ENDED
                                                                               DECEMBER 31,                      DECEMBER 31,
                                                                               ------------                      ------------
                                                                           2000            1999             2000             1999
                                                                           ----            ----             ----             ----
 Revenues:
        Rentals                                                         $  36,172       $  25,311        $  91,127        $  72,174
        Sales                                                              23,800           8,349           42,201           30,223
        Other                                                                  42              69              299              128
                                                                        ---------       ---------        ---------        ---------
             Total revenues                                                60,014          33,729          133,627          102,525

 Costs and expenses:
        Rentals, exclusive of depreciation and amortization                12,259           9,049           31,132           26,153
        Cost of sales, exclusive of depreciation and amortization          21,332           6,900           36,360           25,650
        Depreciation and amortization                                       7,726           7,001           21,903           18,679
        Selling, general and administrative                                 4,747           4,004           11,971           12,658
        Operating lease                                                     3,539              --            6,223               --
        Interest expense                                                    5,372           8,832           18,597           25,278
        Non-recurring charges                                                  --              --            7,059               --
                                                                        ---------       ---------        ---------        ---------
             Total costs and expenses                                      54,975          35,786          133,245          108,418
                                                                        ---------       ---------        ---------        ---------
 Income (loss) before income taxes and extraordinary items                  5,039          (2,057)             382           (5,893)
 Income taxes (benefit)                                                     1,909            (781)             163           (1,801)
                                                                        ---------       ---------        ---------        ---------

                                                                        ---------       ---------        ---------        ---------
        Income (loss) before extraordinary items                        $   3,130       $  (1,276)       $     219        $  (4,092)
                                                                        =========       =========        =========        =========
        Extraordinary loss, net of $3,759
             income tax benefit                                                --              --           (6,264)              --
                                                                        ---------       ---------        ---------        ---------
        Net income (loss)                                               $   3,130       $  (1,276)       $  (6,045)       $  (4,092)
                                                                        =========       =========        =========        =========
Weighted average common and common equivalent shares outstanding:
        Basic                                                              14,666              --           12,342               --
                                                                        ---------       ---------        ---------        ---------
        Diluted                                                            15,052              --           12,714               --
                                                                        ---------       ---------        ---------        ---------
 Earnings per share - basic:
        Income before extraordinary items                               $    0.21       $      --        $    0.02        $      --
        Extraordinary loss                                                     --              --            (0.51)              --
                                                                        ---------       ---------        ---------        ---------
        Net income (loss)                                               $    0.21              $-        $   (0.49)       $      --
                                                                        =========       =========        =========        =========
  Earnings per share - diluted:
        Income before extraordinary items                               $    0.21       $      --        $    0.02        $      --
        Extraordinary loss                                                     --              --            (0.49)              --
                                                                        ---------       ---------        ---------        ---------
        Net income (loss)                                               $    0.21       $      --        $   (0.47)       $      --
                                                                        =========       =========        =========        =========

     See accompanying notes to unaudited consolidated financial statements.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            NINE MONTHS       NINE MONTHS
                                                                               ENDED            ENDED
                                                                            DECEMBER 31,      DECEMBER 31,
                                                                               2000              1999
Cash flows from operating activities:
  Net loss                                                                  $  (6,045)        $  (4,092)
  Adjustments to reconcile net loss to cash
    provided by operating activities, net of effect of acquisitions:
       Depreciation and amortization                                           21,903            18,679
       Gain on asset sales                                                       (102)              (83)
       Amortization of debt issuance costs                                      1,136               872
       Accretion of discount notes                                             14,362            15,035
       Deferred income taxes                                                   (1,125)             --
       Change in operating assets and liabilities, net
         (Increase) decrease in receivables                                   (21,902)            6,965
         Increase in inventories                                              (11,796)               (3)
         Increase in accounts payable                                           9,460               426
         Increase (decrease) in accrued expenses                                4,170            (2,902)
         Other                                                                  3,684            (1,781)
                                                                            ---------         ---------

            Net cash provided by operating activities                          13,745            33,116

Cash flows from investing activities:
       Additions to property, plant and equipment, net                        (47,425)          (42,505)
       Capital leaseback of vehicles                                           (1,276)           (4,354)
       Acquisitions                                                          (125,361)             --
       Proceeds from sale of fixed assets                                     154,611              --
                                                                            ---------         ---------
            Net cash used in investing activities                             (19,451)          (46,859)

Cash flows from financing activities:
       Principal repayments of long-term debt                                (107,368)             (376)
       Net repayment under revolving line of credit                           (72,000)             (400)
       Net proceeds (repayment) on sale-leaseback of vehicles                    (442)            3,491
       Net proceeds (repayment) of financing lease                            (10,580)           10,754
       Common stock issuance                                                  196,773              --
       Debt issuance costs                                                     (5,320)             --
       Treasury stock                                                             (12)              (26)
       Debt assumed in acquisitions                                            10,694              --
                                                                            ---------         ---------
            Net cash provided by financing activities                          11,745            13,443

Net increase (decrease) in cash and cash equivalents                            6,039              (300)
Cash and cash equivalents at beginning of period                                1,403             2,927
                                                                            ---------         ---------

                                                                            ---------         ---------
Cash and cash equivalents at end of period                                  $   7,442         $   2,627
                                                                            =========         =========

See accompanying notes to unaudited consolidated financial statements.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

1. BASIS OF PRESENTATION

Universal Compression Holdings, Inc. (the "Company") was formed on December 12, 1997 for the purpose of acquiring Tidewater Compression Service, Inc. ("TCS") from Tidewater Inc. ("Tidewater"). Upon completion of the acquisition on February 20, 1998 (the "Tidewater Acquisition"), TCS became the Company's wholly-owned subsidiary and changed its name to Universal Compression, Inc. ("Universal"). Through this subsidiary, the Company's gas compression service operations date back to 1954. The Company is a holding company which conducts its operations through its wholly-owned subsidiary, Universal. Accordingly, the Company is dependent upon the distribution of earnings from Universal, whether in the form of dividends, advances or payments on account of intercompany obligations, to service its debt obligations. These consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Company's Annual Report on Form 10-K for the year ended March 31, 2000. That report contains a more comprehensive summary of the Company's major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three and nine-month periods ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001.

The Company is a leading provider of natural gas compressor rental, sales, operations, maintenance and fabrication services to the natural gas industry, with one of the largest gas compressor fleets in the United States, and has a growing presence in key international markets. As of December 31, 2000, the Company had a broad base of over 750 customers and maintained a fleet of over 3,400 compression rental units. In addition, as of such date, the Company owned approximately 841,000 horsepower and serviced under contract approximately 186,000 horsepower. The Company operates in every significant natural gas producing region in the United States through its 38 compression sales and service locations. As a complement to its rental operations, the Company designs and fabricates compression units for its own fleet as well as for its global customer base.

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

The Company completed the merger of Gas Compression Services, Inc. ("GCSI") into Universal on September 15, 2000. In the merger, the GCSI shareholders received approximately $12 million in cash, 1,400,726 shares of the Company's common stock and the Company assumed or refinanced approximately $63 million of indebtedness of GCSI. The Company also completed its acquisition of Weatherford Global Compression Services, L.P. and certain related entities on February 9, 2001. See Note 11.

EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Included in diluted shares for the three and nine-month periods ended December 31, 2000 are common stock equivalents relating to options of 386,000 and 372,000, respectively. Common stock equivalents are calculated using the treasury stock method. Earnings per share information is not presented for the three and nine-month periods ended December 31, 1999 as such information would not be meaningful because the Company was beneficially owned by a single stockholder under the terms of voting agreements during such periods.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year amounts to conform to the current year classification.

GOODWILL

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis primarily over 40 years. Accumulated amortization was $7.5 million and $5.2 million at December 31, 2000 and March 31, 2000, respectively. At the balance sheet date, the Company evaluated the recoverability of goodwill based on expectations of undiscounted cash flows from operations and determined that no impairment had occurred.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." In June 2000, the FASB issued SFAS 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. SFAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (1) hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (2) a hedge of the exposure to variable cash flows of a forecasted transaction, or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. We will adopt SFAS 133 and the corresponding amendments under SFAS138 on April 1, 2001. We are currently determining the impact of SFAS 133 on our consolidated results of operations and financial position. This statement should have no impact on consolidated cash flows.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC issued an amendment to SAB 101, effectively delaying its implementation until the fourth quarter of fiscal years beginning after December 15, 1999. After reviewing SAB 101 and its amendment, management believes that its revenue recognition policy is appropriate and that any possible effects of SAB 101 and its amendment will be immaterial to the Company's results of operations.

3. BUSINESS COMBINATION

On September 15, 2000, the Company completed the merger of GCSI, a supplier of natural gas compression equipment and services with fabrication and overhaul facilities in Michigan and Texas, into Universal for a combination of approximately $12 million in cash, 1,400,726 shares of the Company's common stock valued at approximately $39 million and the assumption or refinancing of approximately $63 million of indebtedness. All of the assumed or refinanced indebtedness, except for approximately $10 million, were paid off concurrent with the merger using proceeds received under the Company's operating lease facility. The acquisition was accounted for under the purchase method of accounting and resulted in the recognition of approximately $33 million in goodwill. Results of operations for GCSI are included in the accompanying consolidated financial statements for the entire three-months ended December 31, 2000 and for 107 days of the nine-months ended December 31, 2000.

4. INVENTORIES

        Inventories consisted of (in thousands):

                                                DECEMBER 31,         MARCH 31,
                                                   2000                2000
                                                   ----                ----
Finished goods                                    $11,346              $5,551
Work-in-progress                                    9,177               3,176
                                                  -------              ------
    Total                                         $20,523              $8,727
                                                  =======              ======


5. OPERATING LEASE FACILITY

In May 2000, the Company and Universal entered into a $200 million operating lease facility pursuant to which the Company may sell and lease back certain compression equipment from a Delaware business trust for a five-year term. The rental payments under the lease facility include an amount based on LIBOR plus a variable amount depending on the Company's operating and financial results, applied to the funded amount of the lease. Under the lease facility, the Company received an aggregate of approximately $155 million in proceeds from the sale of compression equipment in May, November and December 2000 and in connection with the GCSI acquisition, in September 2000. The equipment was sold and leased back by the Company for a five-year period from May 2000 and deployed by the Company under its normal operating procedures. The equipment sold had a book value of approximately $106 million and the equipment sale resulted in a gain of approximately $49 million that was deferred until the end of the lease.

The Company had residual value guarantees on the equipment under the operating lease facility of approximately 85% of the funded amount that were due upon termination of the lease and which could be satisfied by a cash payment or the exercise of the purchase option. The facility contained certain covenants restricting the Company's operations, including its ability to enter into acquisition and sales transactions, incur additional indebtedness, permit additional liens on its assets and pay dividends. The Company's obligations under this facility were secured by liens on its compression equipment subject to the lease and certain related rights. Under the operating lease facility, Universal was the lessee and the Company guaranteed certain of Universal's obligations thereunder. The Company has replaced this facility with new operating lease facilities with similar terms (See Note 11).

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

The Company evaluates performance based on profit or loss from operations, which is defined as income before income taxes less gain on asset sales and interest income plus interest expense and operating lease expense. Revenue include sales to unaffiliated customers. Gross margin is defined as total revenue less rental expenses, cost of sales (exclusive of depreciation and amortization), gain on asset sales and interest income. The Corporate and Other segment, which represents primarily part sales and services, corporate activities, and all other items that could not be allocated to an identifiable segment, principally serves the oil and gas market, including sales of parts and equipment utilized in the extraction of natural gas and the services that the Company provides to customers' natural gas compression units.

The following table presents sales and other financial information by industry segment for the three months ended December 31, 2000 and 1999 (in thousands):

                              DOMESTIC         INTERNATIONAL                             CORPORATE
                             RENTAL AND         RENTAL AND           ENGINEERED             AND
                             MAINTENANCE        MAINTENANCE           PRODUCTS             OTHER               TOTAL
                             -----------        -----------           --------             -----               -----
December 31, 2000:
    Revenues                $     31,747        $      4,425        $     17,329        $      6,513        $     60,014
    Gross margin            $     20,526        $      3,387        $      1,705        $        755        $     26,373
    Operating income        $     10,836        $      1,354        $      1,015        $        695        $     13,900


December 31, 1999:
    Revenues                $     21,416        $      3,896        $      4,977        $      3,440        $     33,729
    Gross margin            $     13,735        $      2,528        $        725        $        713        $     17,701
    Operating income        $      5,385        $        723        $        158        $        430        $      6,696


The following table presents sales and other financial information by industry segment for the nine months ended December 31, 2000 and 1999 (in thousands):

                              DOMESTIC         INTERNATIONAL                             CORPORATE
                             RENTAL AND         RENTAL AND           ENGINEERED             AND
                             MAINTENANCE        MAINTENANCE           PRODUCTS             OTHER               TOTAL
                             -----------        -----------           --------             -----               -----
December 31, 2000:
    Revenues                $     78,318        $     12,810        $     33,308        $      9,191        $    133,627
    Gross margin            $     50,296        $      9,700        $      4,590        $      1,268        $     65,854
    Operating income        $     24,217        $      3,952        $      2,732        $      1,079        $     31,980


December 31, 1999:
    Revenues                $     61,528        $     10,647        $     19,874        $     10,476        $    102,525
    Gross margin            $     38,569        $      7,454        $      2,458        $      2,089        $     50,570
    Operating income        $     14,711        $      2,727        $        622        $      1,173        $     19,233

10.  COMMITMENTS AND CONTINGENCIES

In February 1998, in connection with the Tidewater Acquisition, the Company entered into a Purchase Price Adjustment Agreement with Tidewater. The agreement provides for potential additional amounts to be paid to Tidewater upon a liquidity event, as defined in the agreement. If a liquidity event occurs and Castle Harlan Partners III and its affiliates receive an amount greater than its accreted investment (defined as its initial investment increased at a compounded rate of 6.25% each quarter, which equates to approximately 27.4% annually), the Company must make a payment to Tidewater equal to 10% of the amount, if any, that Castle Harlan receives in excess of its accreted investment. Any payment pursuant to this agreement would result in an increase in goodwill in the year of payment and a corresponding increase in goodwill and amortization expense in subsequent years. As of December 31, 2000, Castle Harlan's accreted investment was approximately $28.78 per share, which will continue to grow at a compounded rate of 6.25% per quarter. As of December 31, 2000, no liquidity event, as defined in the agreement, that required a payment had occurred.

In the ordinary course of business, the Company is involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on the Company's financial position, operating results or cash flows.

11.  SUBSEQUENT EVENTS

On February 9, 2001, the Company completed its acquisition of Weatherford Global Compression Services and certain related entities ("WGC"), a supplier of natural gas compression equipment and services and a division of Weatherford International, Inc. Under the terms of the agreement, a subsidiary of Weatherford International was merged into Universal in exchange for 13.75 million restricted shares of the Company's common stock, which represents approximately 48% of the outstanding shares of the combined company. In connection with the acquisition, Weatherford has agreed, subject to certain conditions, to limit its voting rights to 33 1/3% of the Company's voting power for up to two years. In addition, the Company restructured approximately $323 million in debt and operating leases of WGC. The transaction was accounted for as a purchase. Prior to closing, Weatherford International acquired the interest of its minority partner in WGC. Also, Weatherford International retained certain assets and operations related to WGC's Singapore-based operations and approximately $10 million in accounts receivable.

In connection with the acquisition, on February 9, 2001, the Company raised $427 million under a new operating lease facility funded primarily through an offering of $350 million 8 7/8% senior secured notes due 2008 by an unaffiliated entity (the "SSN Operating Lease Facility"). The Company also entered into a new $125 million secured revolving credit facility and a new $200 million asset-backed securitization operating lease facility (the "ABS Operating Lease Facility"). At the closing, the Company funded approximately $80 million under the ABS Operating Lease Facility and had no amounts outstanding under the new revolving credit facility. The proceeds from the two new operating lease facilities were used to restructure existing operating lease obligations and refinance certain existing indebtedness of the Company (including the previous operating lease facility described in Note 5) and WGC.

Subsequent to the WGC acquisition and related financing transactions, the Company had approximately $198 million outstanding under its 9 7/8% Senior Discount Notes due 2008 and approximately $13 million of other indebtedness. In addition, the Company funded approximately $427 million under the SSN Operating Lease Facility and approximately $80 million under the ABS Operating Lease Facility. The Company has unused commitments of approximately $245 million (approximately $120 million under the ABS Operating Lease Facility and $125 million under the new revolving credit facility). These facilities contain restrictions similar to the Company's previous operating lease facility and revolving credit facility.

                           UNIVERSAL COMPRESSION, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         DECEMBER 31,       MARCH 31,
                                                                            2000              2000
                                                                            ----              ----
                                                                         (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                             $   7,442         $   1,403
    Accounts receivable, net                                                 30,931            14,615
    Current portion of notes receivable                                       3,190             1,535
    Inventories                                                              20,523             8,727
    Current deferred tax asset                                                  227               227
    Other                                                                     1,375             1,519
                                                                          ---------         ---------
         Total current assets                                                63,688            28,026

Property, plant and equipment
    Rental equipment                                                        366,182           349,198
    Other                                                                    28,085            19,617
    Accumulated depreciation                                                (50,610)          (38,466)
                                                                          ---------         ---------
         Net property, plant and equipment                                  343,657           330,349

Goodwill, net of accumulated amortization                                   129,684            99,013
Notes receivable                                                              5,048             1,117
Other non-current assets, net                                                 8,190             6,878
Non-current deferred tax asset                                                3,171               962
                                                                          ---------         ---------
         Total assets                                                     $ 553,438         $ 466,345
                                                                          =========         =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Accounts payable, trade                                               $  20,597         $  10,911
    Accrued liabilities                                                      13,180             6,869
    Current portion of long-term debt and capital lease obligation            3,097             4,206
                                                                          ---------         ---------
          Total current liabilities                                          36,874            21,986

Capital lease obligations                                                     4,870            10,243
Long-term debt                                                              204,184           331,383
Payable to parent                                                           155,139             1,288
Non-current deferred tax liability                                            2,806                --
Other liabilities                                                            44,731                --
                                                                          ---------         ---------
          Total liabilities                                                 448,604           364,900

Commitments and Contingencies (see note 10) Stockholder's equity:
    Common stock, $10 par value, 5,000 shares authorized and
      4,910 shares issued and outstanding                                        49                49
    Additional paid-in capital                                              111,316           105,131
    Retained deficit                                                         (6,531)           (3,735)
                                                                          ---------         ---------
         Total stockholder's equity                                         104,834           101,445
                                                                          ---------         ---------
         Total liabilities and stockholder's equity                       $ 553,438         $ 466,345
                                                                          =========         =========

See accompanying notes to unaudited consolidated financial statements.

                           UNIVERSAL COMPRESSION, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                   THREE MONTHS                       NINE MONTHS
                                                                      ENDED                             ENDED
                                                                   DECEMBER 31,                       DECEMBER 31,
                                                             -------------------------          ------------- ------------
                                                              2000             1999              2000              1999
                                                              ----             ----              ----              ----
 Revenues:
        Rentals                                             $  36,172        $  25,311         $  91,127         $  72,174
        Sales                                                  23,800            8,349            42,201            30,223
        Other                                                      42               69               299               128
                                                            ---------        ---------         ---------         ---------
             Total revenues                                    60,014           33,729           133,627           102,525

 Costs and expenses:
        Rentals, exclusive of depreciation  and                12,259            9,049            31,132            26,153
          amortization
        Cost of sales, exclusive of depreciation and           21,332            6,900            36,360            25,650
          amortization
        Depreciation and amortization                           7,725            6,999            21,897            18,674
        Selling, general and administrative                     4,747            4,004            11,971            12,658
        Operating lease                                         3,539               --             6,223                --
        Interest expense                                        5,372            7,965            17,999            22,750
        Non-recurring charges                                      --               --             7,059                --
                                                            ---------        ---------         ---------         ---------
             Total costs and expenses                          54,974           34,917           132,641           105,885
                                                            ---------        ---------         ---------         ---------
 Income (loss) before income taxes and extraordinary            5,040           (1,188)              986            (3,360)
   items
 Income taxes (benefit)                                         1,909             (450)              389              (838)
                                                            ---------        ---------         ---------         ---------

                                                            ---------        ---------         ---------         ---------
        Income (loss) before extraordinary items            $   3,131        $    (738)        $     597         $  (2,522)
                                                            =========        =========         =========         =========


        Extraordinary loss, net of $2,037 income tax               --               --            (3,393)               --
          benefit
                                                            ---------        ---------         ---------         ---------
        Net income (loss)                                   $   3,131        $    (738)        $  (2,796)        $  (2,522)
                                                            =========        =========         =========         =========

See accompanying notes to unaudited consolidated financial statements.

                           UNIVERSAL COMPRESSION, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             NINE MONTHS       NINE MONTHS
                                                                                ENDED             ENDED
                                                                             DECEMBER 31,      DECEMBER 31,
                                                                                2000               1999
                                                                             ------------      ------------
Cash flows from operating activities:
  Net loss                                                                    $  (2,797)        $  (2,522)
  Adjustments to reconcile net loss to cash
    provided from operating activities, net of effect of acquisitions:
       Depreciation and amortization                                             21,898            18,674
       Gain on asset sales                                                         (102)              (83)
       Amortization of debt issuance costs                                        1,121               806
       Accretion of discount notes                                               13,779            12,573
       Increase (decrease) in payable to parent                                 153,851               (48)
       Deferred income taxes                                                        597                --
      Change in operating assets and liabilities, net
         (Increase) decrease in receivables                                     (21,902)            6,965
         Increase in inventories                                                (11,796)               (3)
         Increase in accounts payable                                             9,460               426
         Increase (decrease) in accrued expenses                                  4,170            (2,902)
         Other                                                                    3,806              (796)
                                                                              ---------         ---------
            Net cash provided by operating activities                           172,085            33,090

Cash flows from investing activities:
       Additions to property, plant and equipment, net                          (47,425)          (42,505)
       Capital leaseback of vehicles                                             (1,276)           (4,354)
       Acquisitions                                                            (125,361)               --
       Proceeds from sale of fixed assets                                       154,611                --
                                                                              ---------         ---------
            Net cash used in investing activities                               (19,451)          (46,859)

Cash flows from financing activities:
       Principal repayments of long-term debt                                   (75,132)             (376)
       Net repayment under revolving line of credit                             (72,000)             (400)
       Net proceeds (repayment) on sale-leaseback of vehicles                      (442)            3,491
       Net proceeds (repayment) of financing lease                              (10,580)           10,754
       Acquisition                                                                6,185                --
       Debt issuance costs                                                       (5,320)               --
       Debt assumed in acquisitions                                              10,694                --
                                                                              ---------         ---------
            Net cash provided by (used in) financing activities                (146,595)           13,469

Net increase (decrease) in cash and cash equivalents                              6,039              (300)
Cash and cash equivalents at beginning of period                                  1,403             2,927
                                                                              ---------         ---------

                                                                              ---------         ---------
Cash and cash equivalents at end of period                                    $   7,442         $   2,627
                                                                              =========         =========

See accompanying notes to unaudited consolidated financial statements.

                           UNIVERSAL COMPRESSION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

1. BASIS OF PRESENTATION

Universal Compression Holdings, Inc. (the "Company") was formed on December 12, 1997 for the purpose of acquiring TCS, which was formed in 1954, from Tidewater. Upon completion of the Tidewater Acquisition on February 20, 1998, TCS became the Company's wholly-owned subsidiary and changed its name to Universal Compression, Inc. ("Universal"). Universal is a wholly-owned subsidiary of the Company. These consolidated financial statements should be read in conjunction with the consolidated financial statements presented in Universal's Annual Report on Form 10-K for the year ended March 31, 2000. That report contains a more comprehensive summary of Universal's major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of Universal and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three and nine-month periods ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001.

Universal is a leading provider of natural gas compressor rental, sales, operations, maintenance and fabrication services to the natural gas industry, with one of the largest compressor fleets in the United States, and has a growing presence in key international markets. As of December 31, 2000, Universal had a broad base of over 750 customers and maintained a fleet of over 3,400 compression rental units. In addition, as of such date, Universal owned approximately 841,000 horsepower and serviced under contract approximately 186,000 horsepower. Universal operates in every significant natural gas producing region in the United States through its 38 compression sales and service locations. As a complement to its rental operations, Universal designs and fabricates compression units for its own fleet as well as for its global customer base.

GOODWILL

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis primarily over 40 years. Accumulated amortization was $7.5 million and $5.2 million at December 31, 2000 and March 31, 2000, respectively. At the balance sheet date, the Company evaluated the recoverability of goodwill based on expectations of undiscounted cash flows from operations and determined that no impairment had occurred.


2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." In June 2000, the FASB issued SFAS 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. SFAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (1) hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (2) a hedge of the exposure to variable cash flows of a forecasted transaction, or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. We will adopt SFAS 133 and the corresponding amendments under SFAS138 on April 1, 2001. We are currently determining the impact of SFAS 133 on our consolidated results of operations and financial position. This statement should have no impact on consolidated cash flows.

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

3. BUSINESS COMBINATION

On September 15, 2000, the Company completed the merger of Gas Compression Services, Inc. ("GCSI"), a supplier of natural gas compression equipment and services with fabrication and overhaul facilities in Michigan and Texas, into Universal for a combination of approximately $12 million in cash, 1,400,726 shares of the Company's common stock valued at approximately $39 million and the assumption or refinancing of approximately $63 million in indebtedness of GCSI. All of the assumed or refinanced indebtedness, except for approximately $10 million, was paid off concurrent with the merger using proceeds received under Universal's operating lease facility. The acquisition was accounted for under the purchase method of accounting and resulted in the recognition of approximately $33 million in goodwill. Results of operations for GCSI are included in the accompanying consolidated financial statements for the entire three-month period ended December 31, 2000 and 107 days from the date of the merger for the nine-month period ended December 31, 2000.

4. INVENTORIES

        Inventories consisted of (in thousands):

                                DECEMBER 31,           MARCH 31,
                                   2000                  2000
                                   ----                  ----
Finished goods                    $11,346                $5,551
Work-in-progress                    9,177                 3,176
                                  -------                ------
    Total                         $20,523                $8,727
                                  =======                ======


5. OPERATING LEASE FACILITY

In May 2000 the Company and Universal entered into a $200 million operating lease facility pursuant to which Universal may sell and lease back certain compression equipment from a Delaware business trust for a five-year term. The rental payments under the lease facility include an amount based on LIBOR plus a variable amount depending on Universal's operating results, applied to the funded amount of the lease. Under the lease facility, Universal received an aggregate of approximately $155 million in proceeds from the sale of compression equipment in May, November and December 2000 and in connection with the GCSI acquisition, in September 2000. The equipment was sold and leased back by Universal for a five-year period and deployed by Universal under its normal operating procedures. The equipment sold had a book value of approximately $106 million and the equipment sale resulted in a gain of approximately $49 million that was deferred until the end of the lease.

Universal had residual value guarantees on the equipment under the operating lease facility of approximately 85% of the funded amount that were due upon termination of the lease and which could be satisfied by a cash payment or the exercise of the purchase option. The facility contained certain covenants restricting Universal's operations, including its ability to enter into acquisition and sales transactions, incur additional indebtedness, permit additional liens on its assets and pay dividends. Universal's obligations under this facility were secured by liens on its compression equipment that was subject to the lease and certain related rights. Under the operating lease facility, Universal was the lessee and the Company guaranteed certain of Universal's obligations thereunder. Universal has replaced this facility with new operating lease facilities with similar terms (see Note 11).

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

Universal evaluates performance based on profit or loss from operations, which is defined as income before income taxes less gain on asset sales and interest income plus interest expense and operating lease expense. Revenue include sales to unaffiliated customers. Gross margin is defined as total revenue less rental expenses, cost of sales (exclusive of depreciation and amortization), gain on asset sales and interest income. The Corporate and Other segment, which represents primarily part sales and services, corporate activities, and all other items that could not be allocated to an identifiable segment, principally serves the oil and gas market, including sales of parts and equipment utilized in the extraction of natural gas and the service that Universal provides to customers' natural gas compression units.

The following table presents sales and other financial information by industry segment for the three months ended December 31, 2000 and 1999 (in thousands):

                              DOMESTIC          INTERNATIONAL                            CORPORATE
                             RENTAL AND          RENTAL AND          ENGINEERED             AND
                             MAINTENANCE         MAINTENANCE          PRODUCTS             OTHER                TOTAL
                             -----------         -----------          --------             -----                -----
December 31, 2000:
    Revenues                $     31,747        $      4,425        $     17,329        $      6,513        $     60,014
    Gross margin            $     20,526        $      3,387        $      1,705        $        755        $     26,373
    Operating income        $     10,836        $      1,354        $      1,015        $        696        $     13,901


December 31, 1999:
    Revenues                $     21,416        $      3,896        $      4,977        $      3,440        $     33,729
    Gross margin            $     13,735        $      2,528        $        725        $        713        $     17,701
    Operating income        $      5,385        $        723        $        158        $        432        $      6,698

The following table presents sales and other financial information by industry segment for the nine months ended December 31, 2000 and 1999 (in thousands):

                              DOMESTIC          INTERNATIONAL                            CORPORATE
                             RENTAL AND          RENTAL AND          ENGINEERED             AND
                             MAINTENANCE         MAINTENANCE          PRODUCTS             OTHER                TOTAL
                             -----------         -----------          --------             -----                -----
December 31, 2000:
    Revenues                $     78,318        $     12,810        $     33,308        $      9,191        $    133,627
    Gross margin            $     50,296        $      9,700        $      4,590        $      1,268        $     65,854
    Operating income        $     24,217        $      3,952        $      2,732        $      1,084        $     31,985


December 31, 1999:
    Revenues                $     61,528        $     10,647        $     19,874        $     10,476        $    102,525
    Gross margin            $     38,569        $      7,454        $      2,458        $      2,089        $     50,570
    Operating income        $     14,711        $      2,727        $        622        $      1,178        $     19,238


10.  COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, Universal is involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on Universal's financial position, operating results or cash flows.

11.  SUBSEQUENT EVENTS

On February 9, 2001, the Company completed its acquisition of Weatherford Global Compression Services, L.P. and certain related entities ("WGC"), a supplier of natural gas compression equipment and services and a division of Weatherford International, Inc. Under the terms of the agreement, a subsidiary of Weatherford International was merged into Universal in exchange for 13.75 million shares of the Company's common stock, which represents approximately 48% of the outstanding shares of the combined company. In connection with the acquisition, Weatherford has agreed, subject to certain conditions, to limit its voting rights to 33 1/3% of the Company's voting power for up to two years. In addition, Universal restructured approximately $323 million in debt and operating leases of WGC. The transaction was accounted for as a purchase. Prior to closing, Weatherford International acquired the interest of its minority partner in WGC. Also, Weatherford International retained certain assets and operations relating to WGC's Singapore-based operations and approximately $10 million in accounts receivable.

In connection with the acquisition, on February 9, 2001, Universal raised $427 million under a new operating lease facility funded primarily through an offering of $350 million 8 7/8% senior secured notes due 2008 by an unaffiliated entity (the "SSN Operating Lease Facility"). Universal also entered into a new $125 million secured revolving credit facility and a new $200 million asset-backed securitization operating lease facility (the "ABS Operating Lease Facility"). At the closing, Universal funded approximately $80 million under the ABS Operating Lease Facility and had no amounts outstanding under the new revolving credit facility. The proceeds from the two new operating lease facilities were used to restructure existing operating lease obligations and refinance certain existing indebtedness of Universal (including the previous operating lease facility described in Note 5) and WGC.

Subsequent to the WGC acquisition and related financing transactions, Universal had approximately $198 million outstanding under its 9 7/8% Senior Discount Notes due 2008 and approximately $13 million of other indebtedness. In addition, Universal funded approximately $427 million under the SSN Operating Lease Facility and approximately $80 million under the ABS Operating Lease Facility. Universal has unused commitments of approximately $245 million (approximately $120 million under the ABS Operating Lease Facility and $125 million under the new revolving credit facility).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this report are forward-looking statements. Such forward-looking statements include, without limitation, statements regarding the anticipated cost savings and synergies, sufficiency of available cash flows to fund continuing operations, anticipated future revenue and EBITDA resulting from the acquisition of GCSI and WGC, the expected amount capital expenditures, capital improvements, the expected amount of capital expenditures for the fiscal year, successful integration of the Company's recently completed WGC acquisition and other acquisitions, tax and accounting treatment of any acquisition, the Company's future financial position, growth strategy and projected costs, and plans and objectives of management for future operations. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although management believes the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to have been correct. Important factors that could cause actual result to differ materially from the expectations reflected in the forward-looking statements include, among other things: (1) competition among the various providers of contract compression services, (2) conditions in the oil and gas industry, including the demand for natural gas as well as impacts from the price of natural gas and oil, (3) failure to consummate acquisitions and integrate acquired businesses, (4) changes in safety and environmental regulations pertaining to the production and transportation of natural gas, (5) changes in economic or political conditions in the markets in which the Company operates,
(6) introduction of competing technologies by other companies, (7) the ability to retain and grow the customer base, (8) employment workforce factors, including loss of key employees, and (9) liability claims related to the use of the products and services. Our future results will depend upon various other risks and uncertainties, including but not limited to, those detailed in our filings with the Securities and Exchange Commission. For additional information regarding risks and uncertainties, see our filings, copies of which are available to the public. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly revise or update such forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company is a leading provider of natural gas compressor rental, sales, operations, maintenance and fabrication services to the natural gas industry, with one of the largest gas compressor fleets in the United States, and has a growing presence in key international markets. As of December 31, 2000, the Company had a broad base of over 750 customers and maintained a fleet of over 3,400 compression rental units. In addition, as of such date, the Company owned approximately 841,000 horsepower and serviced under contract approximately 186,000 horsepower. The Company operates in every significant natural gas producing region in the United States through its 38 compression sales and service locations. As a complement to its rental operations, the Company designs and fabricates compression units for its own fleet as well as for its global customer base.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

Revenue. The Company's total revenue for the three months ended December 31, 2000 increased $26.3 million, or 78%, to $60.0 million, compared to $33.7 million for the three months ended December 31, 1999. Rental revenue increased by $10.9 million, or 43%, to $36.2 million during the three months ended December 31, 2000 from $25.3 million during the three months ended December 31, 1999. Domestic rental revenue increased by $10.3 million, or 48%, to $31.7 million during the three months ended December 31, 2000 from $21.4 million during the three months ended December 31, 1999. International rental revenue increased by $0.5 million, or 14%, to $4.4 million during the three months ended December 31, 2000 from $3.9 million during the three months ended December 31, 1999. The increase in domestic rental revenue primarily resulted from expansion of the Company's rental fleet through the acquisition of GCSI and core growth. The increase in international rental revenue primarily resulted from the expansion of the Company's international rental fleet and continued high utilization rates. During the quarter ended December 31, 2000, the Company started its first rental project in Mexico consisting of 10,000 horsepower.
This project contributed approximately $4.7 million in one-time turn key installation revenue.

Domestic average rented horsepower for the three months ended December 31, 2000 increased by 47% to approximately 676,000 horsepower from approximately 461,000 horsepower for the three months ended December 31, 1999. In addition, international average rented horsepower for the three months ended December 31, 2000 increased by 20% to approximately 59,000 horsepower from approximately 49,000 horsepower for the three months ended December 31, 1999, primarily through additional service in South America. The Company's average horsepower utilization rate for the quarter ended December 31, 2000, was approximately 88.6%, up from 81.6% in the same quarter a year ago. At the end of the quarter, the Company had approximately 841,000 available horsepower with another 186,000 horsepower operated and maintained for customers. The horsepower utilization rate at December 31, 2000 was approximately 90.0%. The preceding horsepower and utilization amounts include GCSI for the entire quarter.

Revenue from fabrication and sales increased to $23.8 million from $8.3 million, a increase of 185%. The increase in sales revenue, consisting mostly of equipment fabrication and parts sales, for the third fiscal quarter was due primarily to the acquisition of GCSI. The backlog of fabrication projects at the end of the third fiscal quarter was approximately $30.5 million, compared with a backlog of $11.0 million at the same time a year earlier. From September 30, 2000 to December 31, 2000, backlog increased $3.7 million.

Gross Margin. Gross margin (defined as total revenue less rental expense, cost of sales (exclusive of depreciation and amortization), gain on asset sales and interest income) for the three months ended December 31, 2000 increased $8.7 million, or 49%, to $26.4 million from gross margin of $17.7 million for the three months ended December 31, 1999. The rental gross margin for the three months ended December 31, 2000 increased $7.7 million, or 47%, to $23.9 million compared to gross margin of $16.3 million for the three months ended December 31, 1999. Gross margin increased primarily as the result of the rental revenue growth discussed above and operating cost improvements realized by rental operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 2000 increased $0.7 million compared to the three months ended December 31, 1999. Selling, general and administrative expenses represented 8% of revenue for the three months ended December 31, 2000 compared to 12% of revenue for the three months ended December 31, 1999. The percentage decrease is primarily due to the approximately $4.7 million in one-time turnkey installation revenues associated with a large rental project in Mexico, the elimination of management fees in connection with the Company's initial public offering in May 2000, in addition to synergies achieved in the acquisition of GCSI. These reductions have been offset partially by increases in certain expenses related to the Company operating as a publicly traded company.

EBITDA for the three months ended December 31, 2000 increased 49% to $21.7 million from $14.6 million for the three months ended December 31, 1999, primarily due to increases in horsepower and utilization of the compression rental fleet, gross margin contribution from fabrication and sales, operating cost improvements realized by rental operations, and decreased selling, general and administrative expenses, as discussed above. EBITDA is defined as net income plus income taxes, interest expense, leasing expense, management fees, depreciation and amortization, excluding non-recurring items and extraordinary gains or losses. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as an indicator of the Company's operating performance or to net cash provided by operating activities as a measure of its liquidity. Additionally, the EBITDA computation used herein may not be comparable to other similarly titled measures of other companies. EBITDA represents a measure upon which management assesses financial performance, and certain covenants in the Company's borrowing arrangements will be tied to similar measures. The Company believes that EBITDA is a standard measure of financial performance used for valuing companies in the compression industry. EBITDA is a useful common yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the majority of which are long-lived assets in the compression industry), or what their tax attributes may be.

Depreciation and Amortization. Depreciation and amortization increased by $0.7 million to $7.7 million during the three months ended December 31, 2000, compared to $7.0 million during the three months ended December 31, 1999. The increase resulted primarily from the expansion of the Company's rental fleet offset partially by the compressor equipment sold and leased back under its previous operating lease facility.

Operating Lease. The Company incurred leasing expense of $3.5 million during the three months ended December 31, 2000 resulting from its operating lease facility entered into in May 2000. The outstanding balance under the operating lease facility at December 31, 2000 was $154.6 million.

Interest Expense. Interest expense decreased $3.5 million to $5.4 million for the three months ended December 31, 2000 from $8.8 million for the three months ended December 31, 1999, primarily as a result of the reduction of debt resulting from the Company's initial public offering and related debt restructuring. The decrease in interest expense was offset partially by increased accretion of Universal's 9 7/8% senior discount notes and the assumption of debt related to the GCSI acquisition.

Net Income. The Company had net income of $3.1 million for the three months ended December 31, 2000 compared to a net loss of $1.3 million for the three months ended December 31, 1999, primarily as a result of an increase in gross margins and interest expense decreasing from $8.8 million to $5.4 million, offset partially by increased depreciation and amortization related to the continued expansion of the Company's assets, leasing expense of $3.5 million resulting from the operating lease facility and an increase of the income tax provision to $1.9 million from an income tax benefit of $0.8 million.

NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1999

Revenue. The Company's total revenue for the nine months ended December 31, 2000 increased $31.1 million, or 30%, to $133.6 million compared to $102.5 million for the nine months ended December 31, 1999. Rental revenue increased by $19.0 million, or 26%, to $91.1 million during the nine months ended December 31, 2000 from $72.2 million during the nine months ended December 31, 1999. Domestic rental revenue increased by $16.8 million, or 27%, to $78.3 million during the nine months ended December 31, 2000 from $61.5 million during the nine months ended December 31, 1999. International rental revenue increased by $2.2 million, or 20%, to $12.8 million during the nine months ended December 31, 2000 from $10.6 million during the nine months ended December 31, 1999. The increase in domestic rental revenue primarily resulted from expansion of the Company's rental fleet through the acquisition of GCSI. The increase in international rental revenue primarily resulted from the expansion of the Company's international rental fleet and continued high utilization rates.

Domestic average rented horsepower for the nine months ended December 31, 2000 increased by 33% to approximately 575,000 horsepower from approximately 434,000 horsepower for the nine months ended December 31, 1999. In addition, international average rented horsepower for the nine months ended December 31, 2000 increased by 25% to approximately 55,000 horsepower from approximately 44,000 horsepower for the nine months ended December 31, 1999, primarily through additional service in South America. The Company's average horsepower utilization rate for the nine months ended December 31, 2000, was approximately 86.6%, up from 79.8% in the same period a year ago. At the end of the quarter, the Company had approximately 841,000 available horsepower with another 186,000 horsepower operated and maintained for customers. The horsepower utilization rate at December 31, 2000 was approximately 90.0%. The preceding horsepower and utilization amounts include GCSI for the 107 days from the date of the merger.

Revenue from fabrication and sales increased to $42.2 million for the nine months ended December 31, 2000 from $30.2 million for the same period a year ago, an increase of 40%. The increase in sales revenue, consisting mostly of equipment fabrication and parts sales was due primarily to the acquisition of GCSI, partially offset by the impact in the prior-year period of an equipment purchase option exercised by a rental customer and the sale of a small air compression distributorship. The backlog of fabrication projects at the end of the third fiscal quarter was approximately $30.5 million, compared with a backlog of $11.0 million at the same time a year earlier. From September 30, 2000 to December 31, 2000, backlog increased $3.7 million.

Gross Margin. Gross margin (defined as total revenue less rental expense, cost of sales (exclusive of depreciation and amortization), gain on asset sales and interest income) for the nine months ended December 31, 2000 increased $15.1 million, or 30%, to $65.9 million from gross margin of $50.7 million for the nine months ended December 31, 1999. The rental gross margin for the nine months ended December 31, 2000 increased $14.0 million, or 30%, to $60.0 million compared to gross margin of $46.0 million for the nine months ended December 31, 1999. Gross margin increased primarily as the result of the rental revenue growth discussed above and operating cost improvements realized by rental operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended December 31, 2000 decreased $0.7 million compared to the nine months ended December 31, 1999. Selling, general and administrative expenses represented 9% of revenue for the nine months ended December 31, 2000 compared to 12% of revenue for the nine months ended December 31, 1999. The decrease is primarily due to the elimination of management fees in connection with the Company's initial public offering in May 2000, in addition to synergies achieved in the acquisition of GCSI. These reductions have been offset partially by increases in certain expenses related to the Company operating as a publicly traded company.

EBITDA for the nine months ended December 31, 2000 increased 34% to $54.2 million from $40.5 million for the nine months ended December 31, 1999, primarily due to increases in horsepower and utilization of the compression rental fleet in addition to operating cost improvements realized by rental operations and decreased selling, general and administrative expenses, as discussed above. EBITDA is defined as net income plus income taxes, interest expense, leasing expense, management fees, depreciation and amortization, excluding non-recurring items and extraordinary gains and losses. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as an indicator of the Company's operating performance or to net cash provided by operating activities as a measure of its liquidity. Additionally, the EBITDA computation used herein may not be comparable to other similarly titled measures of other companies. EBITDA represents a measure upon which management assesses financial performance, and certain covenants in the Company's borrowing arrangements will be tied to similar measures. The Company believes that EBITDA is a standard measure of financial performance used for valuing companies in the compression industry. EBITDA is a useful common yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the majority of which are long-lived assets in the compression industry), or what their tax attributes may be.

Non-recurring Charges. During the quarter ended June 30, 2000, the Company incurred non-recurring charges of $4.4 million, net of income taxes of $2.7 million, related to the early termination of a management agreement and a consulting agreement and other related fees in connection with the Company's initial public offering and concurrent financing transactions.

Depreciation and Amortization. Depreciation and amortization increased by $3.2 million to $21.9 million during the nine months ended December 31, 2000, compared to $18.7 million during the nine months ended December 31, 1999. The increase resulted primarily from the expansion of the Company's rental fleet offset partially by the compressor equipment sold and leased back under its operating lease facility.

Operating Lease. The Company incurred leasing expense of $6.2 million during the nine months ended December 31, 2000 resulting from the operating lease facility entered into in May 2000. The outstanding balance under the operating lease facility at December 31, 2000 was $154.6 million.

Interest Expense. Interest expense decreased $6.7 million to $18.6 million for the nine months ended December 31, 2000 from $25.3 million for the nine months ended December 31, 1999, primarily as a result of the reduction of debt resulting from the Company's initial public offering and related debt restructuring. The decrease in interest expense was offset partially by increased accretion of Universal's 9 7/8% senior discount notes and the assumption of debt related to the GCSI acquisition.

Extraordinary Losses. During the quarter ended June 30, 2000, the Company incurred extraordinary losses of $6.3 million, net of income taxes of $3.7 million, related to its debt restructuring.

Net Loss. The Company had a net loss of $6.0 million for the nine months ended December 31, 2000 compared to a net loss of $4.1 million for the nine months ended December 31, 1999, primarily as a result of extraordinary losses of $6.3 million, net of income taxes, non-recurring charges of $4.4 million, net of income taxes, increased depreciation and amortization related to the continued expansion of the Company's assets, leasing expense of $6.2 million resulting from the operating lease facility and an increase of the income tax provision to $0.2 million from an income tax benefit of $1.8 million. The increase in the net loss was partially offset by increased gross margins, decreased selling, general and administrative expenses and decreased interest expense. Excluding the effect of the non-recurring and extraordinary after-tax charges, the Company had net income of $4.7 million for the nine months ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

In May 2000, concurrently with the Company's initial public offering, the Company and Universal entered into a $200 million, five-year operating lease facility (the "2000 Operating Lease Facility") arranged by Deutsche Bank Securities Inc. The transaction involved a sale and leaseback of compression equipment to a trust formed by Deutsche Bank AG (the "Trust"). Under the 2000 Operating Lease Facility, certain of the Company's compression equipment was sold to the Trust for approximately $155 million and leased back by the Company for a five-year period.

In May 2000, the Company repaid and terminated its term loan and revolving credit facility and entered into a $50.0 million secured revolving credit facility which had a five-year term. The revolver was secured by a lien on all of the Company's personal property that was not subject to the 2000 Operating Lease Facility. This revolver and the 2000 Operating Lease Facility were repaid and terminated in February 2001 in connection with the WGC acquisition, as described below.

The Company's cash and cash equivalents balance at December 31, 2000 was $7.4 million compared to $1.4 million at March 31, 2000. For the nine months ended December 31, 2000, the Company generated cash flow from operations of $13.7 million, used $19.5 million of cash for investing activities and provided another $11.7 million of cash in financing activities.

During the nine months ended December 31, 2000, the Company received $154.6 million from the sale of compression equipment under the 2000 Operating Lease Facility and received $149.2 million from the initial public offering of its common stock. The Company used cash for an $11.8 million increase to inventory in order to meet increased customer demand, increased accounts receivable partly attributable to new projects in Mexico which were billed late in December 2000, $48.7 million for capital expenditures, $125.4 million for acquisitions and to make net principal payments of $189.9 million on its then outstanding indebtedness, which included termination of the Company's term loan and credit facility, redemption of all of its 11 3/8% Senior Discount Notes and retirement of a finance lease arrangement.

The Company expects to expend approximately $75 million on capital projects during fiscal 2001, excluding acquisitions and projects related to the WGC acquisition. The Company has spent approximately $48.7 million during the nine months ended December 31, 2000. The Company continues to emphasize its investment in larger horsepower compression rental units and, to a lesser extent, the acquisition leaseback of customer owned equipment. The Company's other principal uses of cash will be to meet interest and lease payments as well as support changes in its working capital.

In April 2000, the Company acquired all of the outstanding stock of Spectrum Rotary Compression Inc. from Energy Spectrum Partners LP in exchange for 287,723 shares of the Company's common stock. Spectrum added approximately 10,700 horsepower to the Company's fleet and provided an increased presence in the screw compressor market.

On September 15, 2000, the Company completed the merger of Gas Compression Services, Inc. ("GCSI"), a supplier of natural gas compression equipment and services with fabrication and overhaul facilities in Michigan and Texas, into Universal for a combination of approximately $12 million in cash, 1,400,726 shares of the Company's common stock, the assumption or refinancing of approximately $63 million of indebtedness. All of the assumed or refinanced indebtedness of GCSI, except for approximately $10 million, was paid off concurrently with the GCSI merger using proceeds received under the 2000 Operating Lease Facility. The acquisition was accounted for under the purchase method of accounting and resulted in the recognition of approximately $33 million in goodwill. The GCSI acquisition added approximately 138,000 aggregate horsepower to the Company's fleet and provides it with an increased customer base, additional market segments and additional fabrication capabilities. Under current operating conditions, the Company expects to add $35 million to $38 million in revenue per year and approximately $15 million in EBITDA per year as a result of the GCSI acquisition.

On February 9, 2001, the Company completed its acquisition of Weatherford Global Compression Services, L.P. and certain related entities ("WGC"), a supplier of natural gas compression equipment and services and a division of Weatherford International, Inc. Under the terms of the agreement, a subsidiary of Weatherford International was merged into Universal in exchange for 13.75 million restricted shares of the Company's common stock, which represents approximately 48% of the outstanding shares of the combined company, and the restructuring of approximately $323 million in debt and operating leases of WGC. The transaction was accounted for as a purchase. Prior to closing, Weatherford International acquired the interest of its minority partner in WGC. Also, Weatherford International retained certain assets and operations related to WGC's Singapore-based operations and approximately $10 million in accounts receivable.

In addition, on February 9, 2001, the Company raised $427 million under a new operating lease facility funded primarily through the offering of $350 million of 8 7/8% senior secured notes due 2008 by an unaffiliated entity (the "SSN Operating Lease Facility"). The Company also entered into a new $125 million secured revolving credit facility and a new $200 million asset-backed securitization operating lease facility (the "ABS Operating Lease Facility"). At the closing, the Company funded approximately $80 million under the ABS Operating Lease Facility and had no amounts outstanding under the new revolving credit facility. The proceeds from the two new operating lease facilities were used to restructure existing operating lease obligations, including the 2000 Operating Lease Facility, and refinance certain existing indebtedness of the Company and WGC. These new facilities, like the Company's previous facilities, contain restrictions on the Company's operations, including its ability to, among other things, incur additional indebtedness, engage in acquisitions and pay dividends. The deferred gain from the 2000 Operating Lease Facility was transferred to the SSN Operating Lease Facility and will be deferred until the end of the new operating lease facilities.

As of December 31 2000, the Company had $191.4 million aggregate principal amount outstanding under its 9 7/8% senior discount notes. On January 2, 2001, Universal commenced an offer to repurchase all of these 9 7/8% senior discount notes, and solicited the consent of the holders of the notes to amend the indenture governing the notes to eliminate substantially all the restrictive covenants. The tender offer was conditioned upon Universal's receipt of the consent of requisite holders to approve the proposed amendments to the indenture. The consent solicitation due date was January 24, 2001. The requisite consents with respect to the 9 7/8% senior discount notes were not received prior to the deadline. As a result, Universal terminated the tender offer without purchasing any of the 9 7/8% senior discount notes. Pursuant to the indenture governing the 9 7/8% senior discount notes, the holders of the notes have the right to require Universal to repurchase the notes as a result of the consummation of the WGC acquisition at a price equal to 101% of the accreted value, plus accrued and unpaid interest to date. The Company expects to finance any such repurchase of the 9 7/8% senior discount notes through its new revolving credit facility or the ABS Operating Lease Facility.

Subsequent to the WGC acquisition and related financing transactions, the Company had approximately $198 million outstanding under its 9 7/8% senior discount notes due 2008 and approximately $13 million of other indebtedness. In addition, the Company had funded approximately $427 million under the SSN Operating Lease Facility and approximately $80 million under the ABS Operating Lease Facility. The Company has unused commitments of approximately $245 million (approximately $120 million under the ABS Operating Lease Facility and $125 million under the revolving credit facility).

The Company expects to realize approximately $20 million of annual savings from the acquisition of WGC by the end of fiscal 2002 through consolidation and streamlining operations. The key drivers for the savings are the overlap of various domestic operations, as well as duplicate selling, general and administrative activities. The Company estimates that it will eliminate 17 field services and offices, as well as 250-300 personnel positions as a result of the WGC acquisition. The Company may not realize these cost savings as quickly or as fully as it expects, if at all.

Based upon the levels of activity at the time of the WGC acquisition, the combined company is expected to generate approximately $460 million to $485 million in annual revenue and the corresponding EBITDA, including the full amount of the estimated $20 million of annual cost savings, is expected to be approximately $165 million to $185 million. The Company anticipates that the capital expenditures of the combined company during fiscal 2002 will be approximately $170 million to $220 million, including approximately $25 million of maintenance capital expenditures.

The Company expects to achieve additional savings in purchasing activities and inventory management, as well as other components of working capital, that are not reflected in the $20 million cost savings. The Company expects these additional cost savings, which will impact operating and selling, general and administrative expenses, to be fully realized by the end of fiscal 2002.

The Company believes that funds generated from operations, together with its existing cash and the net proceeds from its new operating leases described herein and its other new financing arrangements, will be sufficient to finance its current operations, planned capital expenditures, pending acquisition and internal growth for fiscal year 2001. If the Company was to make a significant acquisition for cash, it may be necessary for it to obtain additional debt or equity financing.

                           UNIVERSAL COMPRESSION, INC.

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

Revenue. Universal Compression Inc.'s ("Universal") total revenue for the three months ended December 31, 2000 increased $26.3 million, or 78%, to $60.0 million compared to $33.7 million for the three months ended December 31, 1999. Rental revenue increased by $10.9 million, or 43%, to $36.2 million during the three months ended December 31, 2000 from $25.3 million during the three months ended December 31, 1999. Domestic rental revenue increased by $10.3 million, or 48%, to $31.7 million during the three months ended December 31, 2000 from $21.4 million during the three months ended December 31, 1999. International rental revenue increased by $0.5 million, or 14%, to $4.4 million during the three months ended December 31, 2000 from $3.9 million during the three months ended December 31, 1999. The increase in domestic rental revenue primarily resulted from expansion of the Company's rental fleet through the acquisition of GCSI and core growth. The increase in international rental revenue primarily resulted from the expansion of Universal's international rental fleet and continued high utilization rates. During the quarter ended December 31, 2000, the Company started its first rental project in Mexico consisting of 10,000 horsepower.
This project contributed approximately $4.7 million in one-time turn key installation revenue.

Domestic average rented horsepower for the three months ended December 31, 2000 increased by 47% to approximately 676,000 horsepower from approximately 461,000 horsepower for the three months ended December 31, 1999. In addition, international average rented horsepower for the three months ended December 31, 2000 increased by 20% to approximately 59,000 horsepower from approximately 49,000 horsepower for the three months ended December 31, 1999, primarily through additional service in South America. The Company's average horsepower utilization rate for the quarter ended December 31, 2000, was approximately 88.6%, up from 81.6% in the same quarter a year ago. At the end of the quarter, the Company had approximately 841,000 available horsepower with another 186,000 horsepower operated and maintained for customers. The horsepower utilization rate at December 31, 2000 was approximately 90.0%. The preceding horsepower and utilization amounts include GCSI for the entire quarter.

Revenue from fabrication and sales increased to $23.8 million from $8.3 million, an increase of 185%. The increase in sales revenue, consisting mostly of equipment fabrication and parts sales, for the third fiscal quarter was due primarily to the acquisition of GCSI, offset by a slightly lower level of fabrication activity and the sale of a small air compression distributorship. The backlog of fabrication projects at the end of the third fiscal quarter was approximately $30.5 million, compared with a backlog of $11.0 million at the same time a year earlier. From September 30, 2000 to December 31, 2000, backlog increased $3.7 million.

Gross Margin. Gross margin (defined as total revenue less rental expense, cost of sales (exclusive of depreciation and amortization), gain on asset sales and interest income) for the three months ended December 31, 2000 increased $8.7 million, or 49%, to $26.4 million from gross margin of $17.7 million for the three months ended December 31, 1999. The rental gross margin for the three months ended December 31, 2000 increased $7.7 million, or 47%, to $23.9 million compared to gross margin of $16.3 million for the three months ended December 31, 1999. Gross margin increased primarily as the result of the rental revenue growth discussed above and operating cost improvements realized by rental operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 2000 increased $0.7 million compared to the three months ended December 31, 1999. Selling, general and administrative expenses represented 8% of revenue for the three months ended December 31, 2000 compared to 12% of revenue for the three months ended December 31, 1999. The percentage decrease is primarily due to the elimination of management fees in connection with the Company's initial public offering in May 2000, in addition to synergies achieved in the acquisition of GCSI. These reductions have been offset partially by increases in certain expenses related to the Company operating as a publicly traded company.

EBITDA for the three months ended December 31, 2000 increased 49% to $21.7 million from $14.6 million for the three months ended December 31, 1999, primarily due to increases in horsepower and utilization of the compression rental fleet, in addition to operating cost improvements realized by rental operations and decreased selling, general and administrative expenses, as discussed above. EBITDA is defined as net income plus income taxes, interest expense, leasing expense, management fees, depreciation and amortization, excluding non-recurring items and extraordinary gains or losses. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as an indicator of Universal's operating performance or to net cash provided by operating activities as a measure of its liquidity. Additionally, the EBITDA computation used herein may not be comparable to other similarly titled measures of other companies. EBITDA represents a measure upon which management assesses financial performance, and certain covenants in Universal's borrowing arrangements will be tied to similar measures. Universal believes that EBITDA is a standard measure of financial performance used for valuing companies in the compression industry. EBITDA is a useful common yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the majority of which are long-lived assets in the compression industry), or what their tax attributes may be.

Depreciation and Amortization. Depreciation and amortization increased by $0.7 million to $7.7 million during the three months ended December 31, 2000 compared to $7.0 million during the three months ended December 31, 1999. The increase resulted primarily from the expansion of Universal's rental fleet offset partially by the compression equipment sold and leased back under its 2000 Operating Lease Facility.

Operating Lease. Universal incurred leasing expense of $3.5 million during the three months ended December 31, 2000 resulting from the 2000 Operating Lease Facility entered into in May 2000. The outstanding balance under the 2000 Operating Lease Facility at December 31, 2000 was $154.6 million.

Interest Expense. Interest expense decreased $2.6 million to $5.4 million for the three months ended December 31, 2000 from $8.0 million for the three months ended December 31, 1999, primarily as the result of the reduction of debt resulting from the Company's initial public offering and related debt restructuring. The decrease in interest expense was offset partially by increased accretion of Universal's 9 7/8% senior discount notes and the assumption of debt related to the GCSI acquisition.

Net Income. Universal had net income of $3.1 million for the three months ended December 31, 2000 compared to a net loss of $0.7 million for the three months ended December 31, 1999, primarily as a result of an increase in gross margins and interest expense decreasing from $8.0 million to $5.4 million, offset partially by increased depreciation and amortization related to the continued expansion of the Company's assets, leasing expense of $3.5 million resulting from the 2000 Operating Lease Facility and an increase of the income tax provision to $1.9 million from an income tax benefit of $0.5 million.


NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1999

Revenue. Universal's total revenue for the nine months ended December 31, 2000 increased $31.1 million, or 30%, to $133.6 million compared to $102.5 million for the nine months ended December 31, 1999. Rental revenue increased by $19.0 million, or 26%, to $91.1 million during the nine months ended December 31, 2000 from $72.2 million during the nine months ended December 31, 1999. Domestic rental revenue increased by $16.8 million, or 27%, to $78.3 million during the nine months ended December 31, 2000 from $61.5 million during the nine months ended December 31, 1999. International rental revenue increased by $2.2 million, or 20%, to $12.8 million during the nine months ended December 31, 2000 from $10.6 million during the nine months ended December 31, 1999. The increase in domestic rental revenue primarily resulted from expansion of the Company's rental fleet through the acquisition of GCSI and core growth. The increase in international rental revenue primarily resulted from the expansion of the Company's international rental fleet and continued high utilization rates.

Domestic average rented horsepower for the nine months ended December 31, 2000 increased by 33% to approximately 575,000 horsepower from approximately 434,000 horsepower for the nine months ended December 31, 1999. In addition, international average rented horsepower for the nine months ended December 31, 2000 increased by 25% to approximately 55,000 horsepower from approximately 44,000 horsepower for the nine months ended December 31, 1999, primarily through additional service in South America. The Company's average horsepower utilization rate for the nine months ended December 31, 2000, was approximately 86.6%, up from 79.8% in the same period a year ago. At the end of the quarter, the Company had approximately 841,000 available horsepower with another 186,000 horsepower operated and maintained for customers. The horsepower utilization rate at December 31, 2000 was approximately 90.0%. The preceding horsepower and utilization amounts include GCSI for the 107 days from the date of the merger through December 31, 2000.

Revenue from fabrication and sales increased to $42.2 million for the nine months ended December 31, 2000 from $30.2 million for the same period a year ago, an increase of 40%. The increase in sales revenue, consisting mostly of equipment fabrication and parts sales was due primarily to the acquisition of GCSI offset by the impact in the prior year period of an equipment purchase option exercised by a rental customer and the sale of a small air compression distributorship. The backlog of fabrication projects at the end of the third fiscal quarter was approximately $30.5 million, compared with a backlog of $11.0 million at the same time a year earlier. From September 30, 2000 to December 31, 2000, backlog increased $3.7 million.

Gross Margin. Gross margin (defined as total revenue less rental expense, cost of sales (exclusive of depreciation and amortization), gain on asset sales and interest income) for the nine months ended December 31, 2000 increased $15.1 million, or 30%, to $65.9 million from gross margin of $50.6 million for the nine months ended December 31, 1999. The rental gross margin for the nine months ended December 31, 2000 increased $14.0 million, or 30%, to $60.0 million compared to gross margin of $46.0 million for the nine months ended December 31, 1999. Gross margin increased primarily as the result of the rental revenue growth discussed above and operating cost improvements realized by rental operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended December 31, 2000 decreased $0.7 million compared to the nine months ended December 31, 1999. Selling, general and administrative expenses represented 9% of revenue for the nine months ended December 31, 2000 compared to 12% of revenue for the nine months ended December 31, 1999. The decrease is primarily due to the elimination of management fees in connection with the Company's initial public offering in May 2000, in addition to synergies achieved in the acquisition of GCSI. These reductions have been offset partially by increases in certain expenses related to the Company operating as a publicly traded company.

EBITDA for the nine months ended December 31, 2000 increased 34% to $54.2 million from $40.5 million for the nine months ended December 31, 1999, primarily due to increases in horsepower and utilization of the compression rental fleet in addition to operating cost improvements realized by rental operations and decreased selling, general and administrative expenses, as discussed above. EBITDA is defined as net income plus income taxes, interest expense, leasing expense, management fees, depreciation and amortization, excluding non-recurring items and extraordinary gains or losses. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as an indicator of Universal's operating performance or to net cash provided by operating activities as a measure of its liquidity. Additionally, the EBITDA computation used herein may not be comparable to other similarly titled measures of other companies. EBITDA represents a measure upon which management assesses financial performance, and certain covenants in Universal's borrowing arrangements will be tied to similar measures. Universal believes that EBITDA is a standard measure of financial performance used for valuing companies in the compression industry. EBITDA is a useful common yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the majority of which are long-lived assets in the compression industry), or what their tax attributes may be.

Non-recurring Charges. During the quarter ended June 30, 2000, Universal incurred non-recurring charges of $4.4 million, net of income taxes of $2.7 million, related to the early termination of a management agreement and a consulting agreement and other related fees in connection with the Company's initial public offering and the concurrent financing transactions.

Depreciation and Amortization. Depreciation and amortization increased by $3.2 million to $21.9 million during the nine months ended December 31, 2000 compared to $18.7 million during the nine months ended December 31, 1999. The increase resulted primarily from the expansion of Universal's rental fleet offset partially by the compression equipment sold and leased back under the 2000 Operating Lease Facility.

Operating Lease. Universal incurred leasing expense of $6.2 million during the nine months ended December 31, 2000 resulting from the 2000 Operating Lease Facility entered into in May 2000. The outstanding balance under the 2000 Operating Lease Facility at December 31, 2000 was $154.6 million.

Interest Expense. Interest expense decreased $4.8 million to $18.0 million for the nine months ended December 31, 2000 from $22.8 million for the nine months ended December 31, 1999, primarily as the result of the reduction of debt resulting from the Company's initial public offering and related debt restructuring. The decrease in interest expense was offset partially by increased accretion of discount notes and the assumption of debt related to the GCSI acquisition.

Extraordinary Losses. During the quarter ended June 30, 2000, Universal incurred extraordinary losses of $3.4 million, net of income taxes of $2.0 million, related to its debt restructuring.

Net Loss. Universal had a net loss of $2.8 million for the nine months ended December 31, 2000 compared to a net loss of $2.5 million for the nine months ended December 31, 1999, primarily as a result of extraordinary losses of $3.4 million, net of income taxes, non-recurring charges of $4.4 million, net of income taxes, increased depreciation and amortization related to the continued expansion of Universal's assets, leasing expense of $6.2 million resulting from the 2000 Operating Lease Facility and an increase of the income tax provision to $0.4 million from an income tax benefit of $.8 million. The increase in the net loss was partially offset by increased gross margins, decreased selling, general and administrative expenses and decreased interest expense. Excluding the effect of the non-recurring and extraordinary after-tax charges, Universal had net income of $5.0 million for the nine months ended December 31, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company was exposed to some market risk due to the floating interest rate under its revolving credit facility and 2000 Operating Lease Facility. The revolving credit facility and 2000 Operating Lease Facility had interest and lease payments based on a floating rate (a base rate or LIBOR, at the Company's option, in the case of the revolving credit facility, and LIBOR, in the case of the 2000 Operating Lease Facility) plus a variable amount based on operating results. As of December 31, 2000, the revolving credit facility and the 2000 Operating Lease Facility had outstanding principal balances of $3.0 and $154.6 million, respectively. The LIBOR rate at December 31, 2000 was 6.565%. A 1.0% increase in interest rates would result in a $1.6 million annual increase in interest and operating lease expense. Subsequent to the WGC acquisition and related financing transactions, the Company has approximately $157.0 million of variable rate indebtedness. Consequently, a 1% increase in interest rates would result in a $1.6 million annual increase in interest and operating lease expense. In order to minimize any significant foreign currency credit risk, the Company generally contractually requires that payment by customers be made in U.S. dollars. If payment is not made in U.S. dollars, the Company generally utilizes the exchange rate into U.S. dollars on the payment date or balances payments in local currency against local expenses.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

In connection with the WGC acquisition and pursuant to the terms of the Merger Agreement, the size of the Company's Board of Directors has been increased from eight to eleven members as a result of the right of WEUS Holding, Inc. ("WEUS"), Weatherford's affiliate, to designate three additional Board members. Effective upon consummation of the Merger, the Company has appointed the following WEUS designees:

         Bernard J. Duroc-Danner will serve as a Class C director, with his term of office expiring at the 2003 annual meeting of shareholders. Mr. Duroc-Danner joined Weatherford International Inc. in May 1987 to initiate the start-up of Weatherford's oilfield service and equipment business through EVI, Inc. He was elected EVI's President in January 1990 and Chief Executive Officer in May 1990. In connection with the merger of EVI, Inc. with Weatherford Enterra Inc. on May 27, 1998, Mr. Duroc-Danner was elected as Weatherford International Inc.'s Chairman of the Board, President and Chief Executive Officer. Mr. Duroc-Danner holds a Ph.D. in economics from Wharton (University of Pennsylvania). In prior years, Mr. Duroc-Danner held positions at Arthur D. Little and Mobil Oil Corporation. Mr. Duroc-Danner is a director of Parker Drilling Company (an oil and gas drilling company) and Cal-Dive International, Inc. (a company engaged in subsea services in the Gulf of Mexico). Mr. Duroc-Danner is also a director of Grant Prideco, Inc. (a provider of drill pipe and other drill stem products). Grant Prideco was a wholly owned subsidiary of Weatherford until April 14, 2000, when Weatherford distributed all of the outstanding shares of Grant Prideco to its stockholders.

         Curtis W. Huff has been appointed to serve as a Class B director, with his term of office expiring at the 2002 annual meeting of shareholders. Mr. Huff was elected President, Chief Executive Officer and Director of Grant Prideco, Inc. on February 5, 2001. Previously, he served as Executive Vice President and Chief Financial Officer of Weatherford International Inc. since January 2000 and served as its General Counsel and Secretary since May 1998. Prior to that time, Mr. Huff was a partner with the law firm of Fulbright & Jaworski L.L.P., Weatherford's counsel, and held that position for more than five years. Mr. Huff is a director of UTI Energy Inc. (an oil and gas drilling company).

         Uriel E. Dutton will serve as a Class A director, with his term of office expiring at the 2001 annual meeting of the Company's shareholders. Mr. Dutton has been a partner with the law firm of Fulbright & Jaworski L.L.P. for more than the past five years where his practice focuses on real estate and oil and gas matters.

These nominees will stand for election to the Board at the Company's next succeeding annual meeting of shareholders following the expiration of their respective term of office. As long as WEUS and its affiliates own at least 20% of the Company's outstanding common stock, WEUS has the right to designate three Board members. If the WEUS's ownership interest falls below 20%, WEUS may designate only two directors, and if WEUS's ownership falls below 10%, WEUS will no longer be entitled to designate directors to serve on the Company's Board.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

The following documents have been included as Exhibits to this report:

Exhibit No.       Description
         2.1               Agreement and Plan of Merger, dated October 23, 2000,
                           by and among Weatherford International, Inc., WEUS
                           Holding, Inc., Enterra Compression Company, Universal
                           Compression Holdings, Inc. and Universal Compression,
                           Inc. (Incorporated by reference to Exhibit 10.1 to
                           Universal Compression Holdings, Inc.'s Current Report
                           on Form 8-K filed with the Securities and Exchange
                           Commission on October 28, 2000.)

         4.1*              Voting Agreement, dated as of February 9, 2001, among
                           Weatherford International, Inc., WEUS Holding, Inc.
                           and Universal Compression Holdings, Inc.

         4.2* Registration Rights Agreement with respect to the 8-7/8% Senior Secured Notes, dated as of February 9,
                           2001, among BRL Universal Equipment 2001 A, L.P.,
                           BRL Universal Equipment Corp., Universal Compression
                           Holdings, Inc., Universal Compression, Inc., Deutsche
                           Banc Alex. Brown Inc., First Union Securities, Inc.,
                           Goldman Sachs & Co., Banc One Capital Markets, Inc.
                           and Scotia Capital (USA), Inc.

         4.3*              Registration Rights Agreement, dated as of February
                           9, 2001, between WEUS Holding, Inc. and Universal
                           Compression Holdings, Inc.

         10.1*             Transitional Services Agreement, dated as of February
                           9, 2001, between Weatherford International, Inc. and
                           Weatherford Global Compression Services, L.P.

         10.2* Form of Equipment Lease Agreement with respect to the senior secured notes operating lease facility, dated as of February 9, 2001, between BRL Universal
                           Equipment 2001 A, L.P., as Lessor, and Universal
                           Compression, Inc., as Lessee.

         10.3*             Form of Participation Agreement, dated as of February
                           9, 2001, among Universal Compression, Inc., as
                           Lessee, Universal Compression Holdings, Inc., as
                           Guarantor, BRL Universal Compression Equipment 2001
                           A, L.P., as Lessor, Bankers Trust Company and the other financial institutions listed on the signature pages as Tranche B Lenders, The Bank of New York, not in its individual capacity but as Indenture Trustee, Paying Agent, Transfer Agent and Registrar for the
                           Tranche A Noteholders, BRL Universal Equipment
                           Management, Inc., as Lessor General Partner, Bankers
                           Trust Company, as Administrative Agent and Collateral
                           Agent for Tranche B Lenders and Indenture Trustee on behalf of the Tranche A Noteholders, Deutsche Banc
                           Alex. Brown Inc., as Arranger, The Bank of Nova
                           Scotia, as Syndicate Agent for Tranche B Lenders,
                           Bank One, N.A., as Documentation Agent for Tranche B
                           Lenders, and First Union National Bank, as Managing
                           Agent.

         10.4*             Indenture with respect to the 8-7/8 % Senior Secured
                           Notes due 2008, dated as of February 9, 2001, among BRL Universal Equipment 2001 A, L. P. and BRL
                           Universal Equipment Corp., as Issuers, and The Bank of New York, as Indenture Trustee.

         10.5*             Form of Tranche B Loan Agreement, dated as of
                           February 9, 2001, among BRL Universal Equipment 2001
                           A, L.P., as Borrower, Bankers Trust Company, as
                           Administrative Agent and Collateral Agent, and The
                           Tranche B Lenders Party Hereto, as Tranche B Lenders.

         10.6* Form of Master Lease Agreement, with respect to the ABS operating lease facility, dated as of February 9, 2001, between BRL Universal Compression Funding I,
                           L.P., as Head Lessor and UCO Compression LLC, as Head
                           Lessee.

         10.7* Senior Secured Revolving Credit Agreement, dated as of February 9, 2001, among Universal Compression,
                           Inc., as Borrower, First Union National Bank, as
                           Administrative Agent, Bank One, N.A., as Syndication
                           Agent, and the lenders signatory hereto.

         10.8*             Guaranty and Collateral Agreement made by Universal
                           Compression Holdings, Inc. and Universal
                           Compression, Inc. and in favor of First Union
                           National Bank, as Administrative Agent, dated as of February 9, 2001.

         10.9* Security Agreement (Pledge and Assignment), dated as of February 9, 2001, between Universal Compression
                           International, Inc. and First Union National Bank, as
                           Administrative Agent.

         10.10* Form of Indenture, dated as of February 9, 2001, between BRL Universal Compression Funding I, L.P.,
                           Issuer, and Wells Fargo Bank Minnesota, National
                           Association, Indenture Trustee.

         10.11*            Form of Series 2001-1 Supplement, dated as of
                           February 9, 2001, to Indenture dated as of February 9, 2001, between BRL Universal Compression
                           Funding I, L.P., Issuer, and Wells Fargo Bank
                           Minnesota, National Association, Indenture Trustee.

         10.12*            Engagement and Indemnity Letter, dated February 9,
                           2001, among Universal Compression, Inc., Universal
                           Compression Holdings, Inc., Deutsche Banc Alex. Brown
                           Inc., First Union Securities, Inc., Goldman Sachs &
                           Co., Banc One Capital Markets, Inc., Scotia
                           Capital (USA), Inc., BRL Universal Equipment 2001 A,
                           L.P., and BRL Universal Equipment Corp.


----------

*        Filed herewith

(b)      Reports on Form 8-K.

Three reports were filed on Form 8-K during the third quarter of fiscal 2001:

    - The Company and Universal filed a Current Report on Form 8-K on October 26, 2000 to report under Item 5 the issuance of a press release on October 24, 2000 announcing the execution of an Agreement and Plan of Merger dated October 23, 2000, which contemplates the acquisition of the gas compression business of Weatherford International, Inc. through the merger of Weatherford's subsidiary with and into Universal in exchange for 13.75 million shares of the Company's common stock, or approximately 48% of the outstanding shares of the combined company, and the assumption of approximately $323 million of related Weatherford debt.

    - The Company and Universal filed a Current Report on Form 8-K on November 9, 2000 to report under Item 5 the issuance of a press release on November 7, 2000 announcing earnings for the second quarter of fiscal 2001, and a public conference call on November 7, 2000 to discuss the second quarter earnings and other corporate matters.

    - The Company and Universal filed a Current Report on Form 8-K on December 1, 2000 to report under Item 5 the filing of its preliminary proxy statement with the Securities and Exchange Commission and to file certain pro forma financial information.


In addition, the Company and Universal filed a Current Report on Form 8-K on January 3, 2000 to report under Item 5 the filing of a definitive proxy statement with the Securities and Exchange Commission on January 2, 2001 seeking approval by its shareholders of (i) the issuance of 13,750,000 shares of the Company's common stock, to WEUS Holding, Inc. pursuant to the Agreement and Plan of Merger dated as of October 23, 2000, and (ii) approval of and amendment to the Company's Incentive Stock Option Plan that would increase the number of shares available for issuance under the plan by 1,100,000 shares to a total of 3,012,421 shares. Both proposals were approved at a special meeting of shareholders on Friday, February 9, 2001.

In addition, the Company and Universal filed a Current Report on Form 8-K on January 29, 2001 to report under Item 5 the issuance of a press release on January 17, 2001 announcing earnings for the third quarter of fiscal 2001, and a public conference call on January 17, 2001 to discuss the third quarter earnings and other corporate matters.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     UNIVERSAL COMPRESSION HOLDINGS, INC.

Date: February 14, 2001              By /s/ RICHARD W. FITZGERALD
                                        ---------------------------------------
                                                 Richard W. FitzGerald,
                                              Chief Financial Officer and
                                                  Senior Vice President

                                     UNIVERSAL COMPRESSION, INC.

                                     By /s/ RICHARD W. FITZGERALD
                                        ----------------------------------------
                                                 Richard W. FitzGerald,
                                              Chief Financial Officer and
                                                  Senior Vice President

                                INDEX TO EXHIBITS

Exhibit No.       Description
         2.1               Agreement and Plan of Merger, dated October 23, 2000,
                           by and among Weatherford International, Inc., WEUS
                           Holding, Inc., Enterra Compression Company, Universal
                           Compression Holdings, Inc. and Universal Compression,
                           Inc. (Incorporated by reference to Exhibit 10.1 to
                           Universal Compression Holdings, Inc.'s Current Report
                           on Form 8-K filed with the Securities and Exchange
                           Commission on October 28, 2000.)

         4.1*              Voting Agreement, dated as of February 9, 2001, among
                           Weatherford International, Inc., WEUS Holding, Inc.
                           and Universal Compression Holdings, Inc.

         4.2* Registration Rights Agreement with respect to the 8-7/8% Senior Secured Notes, dated as of February 9,
                           2001, among BRL Universal Equipment 2001 A, L.P.,
                           BRL Universal Equipment Corp., Universal Compression
                           Holdings, Inc., Universal Compression, Inc., Deutsche
                           Banc Alex. Brown Inc., First Union Securities, Inc.,
                           Goldman Sachs & Co., Banc One Capital Markets, Inc.
                           and Scotia Capital (USA), Inc.

         4.3*              Registration Rights Agreement, dated as of February
                           9, 2001, between WEUS Holding, Inc. and Universal
                           Compression Holdings, Inc.

         10.1*             Transitional Services Agreement, dated as of February
                           9, 2001, between Weatherford International, Inc. and
                           Weatherford Global Compression Services, L.P.

         10.2* Form of Equipment Lease Agreement with respect to the senior secured notes operating lease facility, dated as of February 9, 2001, between BRL Universal
                           Equipment 2001 A, L.P., as Lessor, and Universal
                           Compression, Inc., as Lessee.

         10.3*             Form of Participation Agreement, dated as of February
                           9, 2001, among Universal Compression, Inc., as
                           Lessee, Universal Compression Holdings, Inc., as
                           Guarantor, BRL Universal Compression Equipment 2001
                           A, L.P., as Lessor, Bankers Trust Company and the other financial institutions listed on the signature pages as Tranche B Lenders, The Bank of New York, not in its individual capacity but as Indenture Trustee, Paying Agent, Transfer Agent and Registrar for the
                           Tranche A Noteholders, BRL Universal Equipment
                           Management, Inc., as Lessor General Partner, Bankers
                           Trust Company, as Administrative Agent and Collateral
                           Agent for Tranche B Lenders and Indenture Trustee on behalf of the Tranche A Noteholders, Deutsche Banc
                           Alex. Brown Inc., as Arranger, The Bank of Nova
                           Scotia, as Syndicate Agent for Tranche B Lenders,
                           Bank One, N.A., as Documentation Agent for Tranche B
                           Lenders, and First Union National Bank, as Managing
                           Agent.

         10.4*             Indenture with respect to the 8-7/8 % Senior Secured
                           Notes due 2008, dated as of February 9, 2001, among BRL Universal Equipment 2001 A, L. P. and BRL
                           Universal Equipment Corp., as Issuers, and The Bank of New York, as Indenture Trustee.

         10.5*             Form of Tranche B Loan Agreement, dated as of
                           February 9, 2001, among BRL Universal Equipment 2001
                           A, L.P., as Borrower, Bankers Trust Company, as
                           Administrative Agent and Collateral Agent, and The
                           Tranche B Lenders Party Hereto, as Tranche B Lenders.

         10.6* Form of Master Lease Agreement, with respect to the ABS operating lease facility, dated as of February 9, 2001, between BRL Universal Compression Funding I,
                           L.P., as Head Lessor and UCO Compression LLC, as Head
                           Lessee.

         10.7* Senior Secured Revolving Credit Agreement, dated as of February 9, 2001, among Universal Compression,
                           Inc., as Borrower, First Union National Bank, as
                           Administrative Agent, Bank One, N.A., as Syndication
                           Agent, and the lenders signatory hereto.

         10.8*             Guaranty and Collateral Agreement made by Universal
                           Compression Holdings, Inc. and Universal Compression,
                           Inc. and in favor of First Union National Bank, as Administrative Agent, dated as of February 9, 2001.

         10.9* Security Agreement (Pledge and Assignment), dated as of February 9, 2001, between Universal Compression
                           International, Inc. and First Union National Bank, as
                           Administrative Agent.

         10.10* Form of Indenture, dated as of February 9, 2001, between BRL Universal Compression Funding I, L.P.,
                           Issuer, and Wells Fargo Bank Minnesota, National
                           Association, Indenture Trustee.

         10.11*            Form of Series 2001-1 Supplement, dated as of
                           February 9, 2001, to Indenture dated as of February
                           9, 2001, between BRL Universal Compression Funding I,
                           L.P., Issuer, and Wells Fargo Bank Minnesota,
                           National Association, Indenture Trustee.

         10.12*            Engagement and Indemnity Letter, dated February 9,
                           2001, among Universal Compression, Inc., Universal
                           Compression Holdings, Inc., Deutsche Banc Alex. Brown
                           Inc., First Union Securities, Inc., Goldman Sachs &
                           Co., Banc One Capital Markets, Inc., Scotia
                           Capital (USA), Inc., BRL Universal Equipment 2001 A,
                           L.P., and BRL Universal Equipment Corp.

----------

*        Filed herewith