Form 10-K
period 2001-03-31
UNIVERSAL COMPRESSION HOLDINGS INC; UNIVERSAL COMPRESSION INC
filed 2001-06-28
CIK 1057234, 1057233

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

     FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

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
          (States or Other Jurisdictions of                              (I.R.S. Employer
           Incorporation or Organization)                              Identification Nos.)

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

    TITLE OF EACH CLASS       NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------       -----------------------------------------
Common Stock, $.01 par value     New York Stock Exchange, Inc.

   Securities of Universal Compression Holdings, Inc. Registered Pursuant to
                           Section 12(g) of the Act:

    TITLE OF EACH CLASS
    -------------------
            None

 Securities of Universal Compression, Inc. Registered Pursuant to Section 12(b)
                                  of the Act:

    TITLE OF EACH CLASS       NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------       -----------------------------------------
            None                              N/A

 Securities of Universal Compression, Inc. Registered Pursuant to Section 12(g)
                                  of the Act:

    TITLE OF EACH CLASS
    -------------------
            None

    UNIVERSAL COMPRESSION, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

    Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the Common Stock of UCH held by non-affiliates as of May 15, 2001: $310,668,971. For purposes of the above statements only, all directors and executive officers are assumed to be affiliates. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

    The number of shares of the Common Stock of UCH outstanding as of June 19, 2001: 28,483,623 shares. All 4,910 outstanding shares of common stock of Universal, par value $10.00 per share, are owned by UCH.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Universal Compression Holdings, Inc.'s Proxy Statement for the Annual Meeting of Stockholders to be held on August 16, 2001 (to be filed on or before July 29, 2001) are incorporated by reference into Part III, as indicated herein.

                      THE INDEX TO EXHIBITS IS ON PAGE 46.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     The terms "our," "Company," "we," and "us" when used in this report refer to Universal Compression Holdings, Inc. and its subsidiaries, including Universal Compression, Inc. ("Universal"), as a combined entity, except where it is made clear that such term means only the parent company, and includes its predecessors.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This report contains "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report are forward-looking statements, including, without limitation, statements regarding future financial position, business strategy, proposed acquisitions, budgets, litigation, projected costs and plans and objectives of management for future operations. You can identify many of these statements by looking for words such as "believes," "expects," "will," "intends," "projects," "anticipates," "estimates," "continues" or similar words or the negative thereof.

     Forward-looking statements in this report include, without limitation:

     - anticipated cost savings and other synergies resulting from our acquisition of Weatherford Global and other businesses;

     - the sufficiency of our available cash flows to fund our continuing operations;

     - anticipated synergies, future revenues and EBITDA, as adjusted, resulting from our acquisitions of Weatherford Global Compression Services, L.P., Gas Compression Services, Inc., IEW Compression, Inc. and other businesses, and our pending acquisitions of KCI and Louisiana Compressor Maintenance;

     - capital improvements;

     - the expected amount of capital expenditures;

     - our future financial position;

     - the future value of our equipment;

     - our growth strategy and projected costs; and

     - plans and objectives of our management for our future operations.

     These forward-looking statements are subject to various risks and uncertainties that could cause our actual results to differ materially from those anticipated as of the date of this report. The risks related to our business described under "Risk Factors" and elsewhere in this report could cause our actual results to differ from those described in, or otherwise projected or implied by, the forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

     - our inability to successfully integrate the business of Weatherford Global and other businesses that we have acquired or may acquire in the future, including KCI and Louisiana Compressor Maintenance;

     - conditions in the oil and gas industry, including the demand for natural gas and the impact of the price of natural gas;

     - competition among the various providers of contract compression services;

     - changes in safety and environmental regulations pertaining to the production and transportation of natural gas;

     - changes in economic or political conditions in operating markets;

     - introduction of competing technologies by other companies;

     - our ability to retain and grow the customer base;

     - employment workforce factors, including loss of key employees; and

     - liability claims related to the use of our products and services.

     All subsequent written and oral forward-looking statements made by us or on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. The forward-looking statements included in this report are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect new information, subsequent events or otherwise.

ITEM 1. BUSINESS

     We are the second largest natural gas compression services company in the world in terms of rental fleet horsepower, with a fleet of over 7,400 compressor units comprising approximately 1.9 million horsepower. We provide a full range of compression rental, sales, operations, maintenance and fabrication services and products to the natural gas industry, both domestically and internationally. These services and products are essential to the natural gas industry as gas must be compressed to be delivered from the wellhead to end-users.

     We operate in three primary business segments: compression rental services, equipment fabrication, and parts sales and service. Our core business, compression rental, involves the rental of compression equipment to customers. In most cases, we provide, operate and maintain these compressors for our customers. By outsourcing their compression needs, we believe our customers generally are able to increase their revenues by producing a higher volume of natural gas through decreased compressor downtime. In addition, outsourcing allows our customers to reduce their operating and maintenance costs and capital investments and meet their changing compression needs more efficiently.

     In addition to our compression rental business, we provide a broad range of compression services and products to customers who choose to own their compression equipment. Our equipment fabrication business involves the design, engineering and assembly of natural gas and air compressors for sale to third parties in addition to those that we use in our rental fleet. We believe that our ability to fabricate compressors ranging in size from under 100 horsepower to over 5,000 horsepower, coupled with our reputation as a high quality fabricator, enables us to provide compressors that are used in all facets of natural gas production, transmission and distribution, from the wellhead to the end-user. Our parts sales and service business sells components and provides maintenance to customers who continue to own their compression equipment. Our ability to provide a full range of compression services and products broadens our customer relationships and helps us to identify potential new customers as well as new applications for existing customers. As the compression needs of our customers increase due to the growing demand for natural gas throughout the world, we believe our geographic scope and broad range of compression services and products will enable us to participate in that growth.

     Since our initial public offering in May 2000, we have grown significantly, completing four strategic acquisitions. In addition, on May 25, 2001, we entered into a purchase agreement with respect to the acquisition of KCI, Inc., a Tulsa, Oklahoma-based fabricator of large horsepower compressors, and on June 12, 2001, we entered into an agreement to acquire Louisiana Compressor Maintenance Co. Inc., a Louisiana-based provider of compressor maintenance and repair services. Our most significant acquisition was that of Weatherford Global Compression Services L.P. in February 2001, which added approximately 950,000 horsepower to our fleet and more than doubled our size. In addition to increased size, this acquisition provided us with numerous strategic and operational benefits, including increased geographic scope, expanded international operations, an enhanced parts sales and service business, cost savings and synergies and increased financial strength. In addition to expanding and extending our service and product offerings, these acquisitions have allowed us to enter geographic areas with rapidly growing demand for compression, such as California, Canada and the Gulf of Mexico.

     On June 28, 2001, we announced the public offering (the "Pending Stock Offering") of 4.0 million shares of the Company's common stock at $28.50 per share, consisting of 1.3 million shares that are being offered by the Company and 2.7 million shares that are being offered by certain selling stockholders, including Castle

Harlan Partners III, L.P. and its affiliates. The underwriters may also purchase on a pro rata basis up to an additional 200,000 shares from us and an additional 400,000 shares from the selling stockholders to cover over-allotments, if any. We anticipate receiving approximately $35.1 million in net proceeds from the offering. We intend to use these proceeds for pending acquisitions and general corporate purposes. To the extent these acquisitions are not consummated, we expect to repay amounts outstanding under our operating lease facility. This Report on Form 10-K shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of the shares in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

     The following table illustrates our growth in the last fiscal year:

                                                               YEAR ENDED MARCH 31,
                                                              -----------------------
                                                               2000(B)       2001
                                                              ---------   -----------
                                                              (DOLLARS IN THOUSANDS)
Domestic horsepower (end of period).........................   630,215     1,631,138
International horsepower (end of period)....................    56,768       254,450
                                                              --------    ----------
          Total horsepower (end of period)..................   686,983     1,885,588
Average utilization rate....................................      80.7%         87.6%
Revenues....................................................  $136,449    $  232,761
Percentage of revenues from:
  Compression rental services...............................      72.0%         64.1%
  Fabrication...............................................      18.5%         26.5%
  Parts sales and service...................................       9.3%          9.2%
EBITDA, as adjusted(a)......................................  $ 55,557    $   88,610

---------------

(a)  EBITDA, as adjusted, is defined on page 20 of this report.

(b) Following our Weatherford Global acquisition and consistent with industry standards, we changed our method of measuring horsepower to the manufacturers' horsepower.

     The compression rental industry has grown rapidly, driven by the steady increase in demand for natural gas, the aging of producing natural gas fields and the attractiveness of outsourcing compression needs. Demand for compression services is principally tied to consumption of natural gas rather than exploration or drilling activities. As a result, we have historically been less affected by oil and gas price volatility than companies operating in other sectors of the energy industry, resulting in relatively strong, stable cash flows. We operate our highly standardized compressor fleet in every significant producing natural gas region in the United States to serve this demand. In addition, we have a significant presence in select international markets, with current operations in Argentina, Canada, Colombia, Thailand, Mexico, Australia, Venezuela, Peru and Brazil. For the year ended March 31, 2001, approximately 16.0% of our revenues were attributable to international operations.

     Our financial performance is generally less affected by the short-term market cycles and oil and gas price volatility than the financial performance of companies operating in other sectors of the energy industry and we have a strong, growing operating performance and margins because:

     - compression is necessary in order for gas to be delivered from the wellhead to end-users,

     - our operations are tied primarily to natural gas consumption, which is generally less cyclical in nature than exploration activities,

     - compression equipment rental is often an economically advantageous alternative for natural gas production, gathering and transportation companies,

     - we have a broad customer base,

     - we operate in diverse geographic regions, and

     - our standardized compressor fleet is durable and reliable.

     Adding to this stability is the fact that while compressors often must be highly engineered or reconfigured to meet the unique demands of our customers, the fundamental technology of compression equipment has been stable and has not experienced rapid technological change.

COMPETITIVE STRENGTHS

     We believe that we have the following key competitive strengths:

     - Comprehensive range of high quality services. We provide a complete range of high quality compression services and products to meet the changing compression needs of our customers in the diverse geographic markets that we serve, whether they choose to outsource or continue to own their compression assets. For those customers who outsource, we believe our compression rental services and products generally allow our customers to achieve higher run-times than they would achieve with owned equipment, resulting in increased production and revenues for our customers. Additionally, we continually expand, upgrade and reconfigure our rental fleet and provide our operations and maintenance personnel with extensive training to allow our customers the most flexibility with regard to their compression needs while limiting their capital requirements. We work closely with our rental customers to design and implement customized strategic solutions to better serve their compression needs over long periods of time.

     We are able to fabricate highly specialized compression units ranging in size from under 100 horsepower to over 5,000 horsepower that meet the varying needs of our customers in all facets of natural gas production, from the wellhead to end-users. Additionally, we sell parts and provide maintenance and operation services to customers who choose to own their compression equipment. Our parts sales and service business also allows us to identify potential future counter-parties to a purchase and leaseback transaction as we are in contact with customers other than our rental customers on a regular basis. The broad range of compression services and products allows us to broaden our customer base and gives us the opportunity to identify potential new rental customers as we can cross-sell those services and products. In addition to the services and products that we provide to customers who choose to outsource their compression requirements, our recent acquisition of Weatherford Global has greatly enhanced, and our pending acquisition of KCI and Louisiana Compressor Maintenance will further enhance, our ability to provide compression services and products to customers who decide to own their compression assets.

     - Ability to serve all gas compression markets. Historically, we have been principally involved in providing compression services and products to customers who used compression either at the wellhead or as part of a gathering system, a segment of the compression market generally referred to as field compression. Consummation of our pending acquisitions of KCI and Louisiana Compressor Maintenance will enhance our field compression capability and extend our capabilities into the pipeline compression segment of the market, which generally is characterized by the fabrication of larger horsepower units for sale to third parties and the subsequent sales of parts and service for those units. The KCI acquisition will substantially augment our large horsepower compressor fabrication business. We believe these capabilities will allow us to expand our scope in the compression industry to become a leading supplier of large horsepower compressors to pipeline operators while maintaining our ability to fabricate and provide parts for the smaller horsepower units that service our more traditional producer and gatherer customers. We believe that our ability to access both the field compression and pipeline compression markets gives us a competitive advantage over other compression companies that typically serve only one or the other, and will allow us to continue to grow within the compression services industry.

     - Size and geographic scope. We operate in every significant natural gas producing region in the U.S. and are one of a few compression service companies with sufficient fleet size, personnel, logistical capabilities, geographic scope, fabrication capabilities and range of compression service and product offerings to meet the full service needs of customers worldwide on a timely and cost-effective basis. Our large fleet and broad geographic scope and customer base provide us with improved fleet utilization opportunities. We believe that this enables us to better meet the changing compression needs of our customers and positions us to participate in a disproportionately high share of the future growth in this industry. Companies in our industry can achieve significant advantages through increased size and geographic scope. As a result, we have relatively lower operating costs and higher margins than companies with smaller fleets due to economies of scale. Our fleet consists of over 7,400 units and approximately 1.9 million horsepower, and we have operations in 27 states and 9 foreign countries. We have several fabrication facilities, including a high bay, heavy capacity fabrication facility in Houston, Texas constructed in 1999 and a fabrication facility in Calgary, Alberta, Canada. We are in the process of expanding our Houston fabrication facility, which we expect to complete this summer, and will add a 100,000 square foot fabrication facility in Tulsa, Oklahoma as a result of our pending acquisition of KCI.

     - Large, well maintained fleet on three standardized platforms. We have standardized our fleet of rental compressors with three primary compressor platforms -- Ariel, Ajax and Gemini. Standardization enables us to develop extensive expertise in operating and maintaining our compressors, efficiently resize and reconfigure our compressors and reduce our operating costs by minimizing inventory costs. Natural gas compressors are long-lived assets with an expected economic life of 25-40 years. Our comprehensive preventive maintenance program is designed to maximize the efficient operation of the units and maintain their economic useful life.

     - Experienced and focused management team. Our management team has extensive experience in the compression services business. We believe our management team has successfully demonstrated its ability to manage growth through its focus on the core compression services business, maintenance of high quality standards and commitment to customer service. In order to attract, motivate and retain our highly experienced sales force and operations personnel, we have implemented incentive and profit sharing plans designed to link the compensation of our employees at all levels with their individual performance as well as ours. In addition, we have provided broad employee stock ownership opportunities. We have awarded shares of our stock to some of our employees and, as of March 31, 2001, had granted stock options to approximately 12% of our workforce. Our management team has a substantial financial interest in our continued success through direct stock ownership, and participation in our incentive stock option and bonus programs which are linked to our performance. In addition, our board of directors has adopted an employee stock purchase plan and a restricted stock grant plan, subject to approval by our stockholders at our next annual meeting. If approved, the employee stock purchase plan will allow our employees, including our management team, to purchase shares of our stock at a discount and without incurring brokerage commissions, and the restricted stock grant plan will provide for grants of our shares to our officers, which grants will vest over time.

GROWTH STRATEGY

     Our growth strategy is to continue to focus on meeting the evolving needs of our customers by providing consistent, superior service and dependable, high quality products, and to leverage our size and broad geographic scope to further expand our customer base. We believe that this approach strengthens our relationships with our existing customers, helps us attract new customers and diversifies our revenue base, resulting in increased market share, revenues and earnings. The key elements of our growth strategy are described below:

     - Focusing on providing a complete range of high quality compression services and products. We intend to continue to provide a complete range of high quality compression services and products to meet the increasing compression needs of our customers. We believe our ability to provide services and products to customers in all segments of the compression market, including both field and pipeline compression, will allow us to participate in a disproportionate amount of the growth of the compression industry. Additionally, we will continue to offer the complete spectrum of compression rental services, fabrication services and parts sales and services throughout the world, allowing us to meet our customers' full range of compression needs.

     - Continuing to expand our operations in select international markets. Our Weatherford Global acquisition significantly increased our international presence. We plan to capitalize on the growing international compression market by further expanding our existing operations in Latin America, Canada and Asia and offering our services in other key markets, including additional Southeast Asian and South American countries. We believe that our experience in these markets, together with the international expertise we acquired through our Weatherford Global acquisition and our strong reputation for the engineering and fabrication of high specification gas and air compressors, provide us with a solid foundation from which to further expand our business internationally.

     - Expanding and leveraging our fabrication and parts sales and service business. As a result of our acquisitions of Weatherford Global and IEW, we have significantly increased our parts sales and service business, particularly in the U.S. and Canada, and we intend to continue to expand this segment of our business. Our parts sales and service business provides us with an opportunity to cross-sell our compression rental and fabrication activities by exposing us to potential new customers, and to expand our fleet by identifying equipment that may be suitable for purchase and leaseback transactions. In addition, our pending acquisition of KCI will expand our fabrication capabilities, particularly with respect to large compression units which may be used in pipeline transportation.

     - Extending compression markets beyond field and gathering to pipeline transmission. We continue to seek additional ways to serve the compression needs of our customers. In addition to our field compression services, we have broadened our focus to include pipeline compression through our pending acquisition of KCI and Louisiana Compressor Maintenance, and offshore compression through our acquisitions of Weatherford Global and IEW Compression. We believe the pipeline compression market has significant growth potential for our services as well as potential candidates for contract compression.

     - Pursuing additional acquisitions within the compression industry. We have completed four acquisitions since our initial public offering, including our acquisition of Weatherford Global, which more than doubled our size, bringing the total number of acquisitions we have completed since 1993 to 13. Additionally, we have two acquisitions pending. On May 25, 2001, we entered into an agreement to acquire KCI, a Tulsa, Oklahoma-based fabricator of large horsepower compressors, and on June 12, 2001, we entered into an agreement to acquire Louisiana Compressor Maintenance, a Louisiana-based provider of compressor maintenance and repair services. We intend to use the proceeds of the Pending Stock Offering, together with approximately $69.8 million in additional funds under our operating lease facilities or revolving credit facility, for these acquisitions. In addition, we will issue up to 727,273 shares of our common stock in the KCI acquisition or, at our election, pay an additional $18.8 million in cash (which would increase the amount of additional funds that we would need under our operating lease facilities or revolving credit facility to complete these acquisitions). We intend to continue to pursue acquisitions of complementary businesses to expand our fleet, customer base and geographic scope, and to increase the breadth of services we provide within the compression industry. Additionally, we believe that our experience in integrating acquired companies into our business will allow us to realize the benefits of additional acquisitions in the future.

     On February 28, 2001, we acquired ISS Compression, Inc. and its operating subsidiary, IEW Compression, Inc., for approximately $15 million in cash, which included the concurrent discharge of its debt and operating leases. ISS is a natural gas compression services provider based in Lafayette, Louisiana. This acquisition added approximately 26,000 horsepower to our fleet, most of which is located in the Gulf of Mexico. In addition to its rental fleet, ISS has an offshore sales and service business. On April 23, 2001 we also acquired the international operations of Compressor Systems, Inc. based in Midland, Texas for approximately $30 million in cash. This acquisition added approximately 34,000 horsepower of compression equipment in Mexico and Argentina.

INDUSTRY

  Natural Gas Compression Overview

     Natural gas compression is a mechanical process whereby a volume of gas at an existing pressure is compressed to a desired higher pressure. We offer both slow and high speed reciprocating compressors driven either by internal combustion engines or electric motors. We also offer screw compressors for applications involving low pressure natural gas. Most natural gas compression applications involve compressing gas for its delivery from one point to another. Low pressure or aging natural gas wells require compression for delivery of produced gas into higher pressured gas gathering or pipeline systems. Compression is required because over the life of an oil or gas well, natural reservoir pressure typically declines as reserves are produced. As the natural reservoir pressure of the well declines below the line pressure of the gas gathering or pipeline system used to transport the gas to market, gas no longer naturally flows into the pipeline. It is at this time that compression equipment is applied in both field and gathering systems to boost the well's pressure levels and allow gas to be brought to market. In addition, compression is also used to reinject natural gas down producing oil wells to help lift liquids to the surface, known as gas lift operations. In secondary oil recovery operations, natural gas compression is used to inject natural gas into wells to maintain reservoir pressure. Compression is also used in gas storage projects to inject gas into underground reservoirs during off-peak seasons for withdrawal later during periods of high demand. Compressors may also be used in combination with oil and gas production equipment to process and refine oil and gas into more marketable energy sources. In addition, natural gas compression services are used for compressing feedstocks in refineries and for refrigeration applications in natural gas processing plants.

     Typically, compression is required several times during the natural gas production cycle: at the wellhead, at the gathering lines, into and out of gas processing facilities, into and out of storage facilities and through the pipeline. Natural gas compression that is used prior to the "main line transmission system" which transports gas from production to storage or to end-users is considered "field" compression. Natural gas compression that is used during the transportation of gas from the gathering systems to storage or the end-user is considered "pipeline" compression. Historically, we have concentrated on the field compression market, production and gas gathering. During the production phase, compression is used to boost the pressure of natural gas from the wellhead so that natural gas can flow into the gathering system or pipeline for transmission to end-users. Typically, these applications require portable low to mid-range horsepower compression equipment located at or near the wellhead. The continually dropping pressure levels in natural gas fields require constant modification and variation of on-site compression equipment.

     Through our pending acquisitions of KCI and Louisiana Compressor Maintenance, we are extending our compression services and product offerings to serve the pipeline compression market, which is generally characterized by the fabrication of large horsepower units for sale to third parties and the subsequent provision of parts and services for those units. Compressors are used to increase the efficiency of a low capacity gas field by providing a central compression point from which the gas can be removed and injected into a pipeline for transmission to facilities for further processing. As gas is transported through a pipeline, compression equipment is applied to allow the gas to continue to flow through the pipeline to its destination.

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

     Gas producers, transporters and processors have historically owned and maintained most of the compression equipment used in their operations. However, in recent years, there has been a growing trend toward outsourcing compression equipment. Changing well and pipeline pressures and conditions over the life of a well often require producers to reconfigure their compressor units to optimize the well production or pipeline efficiency. Due to the technical nature of compression equipment and the need for a dedicated local parts inventory, a diversified fleet of natural gas compressors and a highly trained staff of field service personnel, independent natural gas producers, as well as natural gas processors and transporters, are increasingly outsourcing their compression needs to specialists such as us.

     Renting compression equipment offers customers:

     - the ability to efficiently meet their changing compression needs over time while limiting their capital investments in compression equipment,

     - access to the compression service provider's specialized personnel and technical skills, including engineers, field service and maintenance employees, which generally leads to improved run-times and production rates, and

     - overall reduction in their compression costs through the elimination of a spare parts inventory and other expenditures associated with owning and maintaining compressor units.

     Customers that elect to outsource compression equipment may choose full maintenance or contract compression for maintaining and/or operating such equipment. Full maintenance calls for the service company to be responsible for the scheduled preventative maintenance, repair and general up-keep of the equipment, while the customer usually remains responsible for installing and handling the day-to-day operation of the equipment. Contract compression requires the service company to maintain and operate and, in many cases, to install the equipment. Often, a service company providing contract compression will inspect the equipment daily, provide consumables such as oil and antifreeze and, if necessary, be present at the site for several hours each day.

  Natural Gas Industry Conditions

     A significant factor in the growth of the gas compression equipment market is the increasing consumption of natural gas, both domestically and internationally. In other words, it is the demand for natural gas, rather than the more cyclical oil and gas exploration and drilling activities, that drives the demand for compression services. As a result, our historical financial performance has been affected less by the short-term market cycles and oil and gas price volatility than the performance of companies operating in other sectors of the energy industry.

     In the United States, natural gas is the second leading fuel in terms of total consumption and is the fuel of choice for power generation and industrial use. The closure of nuclear power plants and the current economic expansion have contributed to the increased consumption of natural gas. In recent years, natural gas has increased its market share of total domestic energy consumption. Domestic consumption of natural gas increased by 22% from 1990 through 2000 to approximately 23 trillion cubic feet, and industry sources forecast the domestic consumption of natural gas to increase approximately 25% to 27 to 30 trillion cubic feet by 2010.

     We believe there is approximately 16.3 million horsepower of domestic field compression equipment, of which approximately 35%, or 5.7 million horsepower, was outsourced. The compression rental industry has grown rapidly, increasing at an estimated compound annual growth rate of 16% per year in the United States in terms of horsepower, with the percentage of outsourced domestic field compression horsepower increasing from approximately 20% in 1993 to an estimated 35% in 2000. We believe the domestic gas compression market will continue to grow due to the following factors:

     - higher natural gas consumption, which we expect will increase in the United States at an average rate of 2.0% to 2.5% per year over the next decade,

     - the aging of producing natural gas fields in the United States, which will require more compression to continue producing the same volume of natural gas, and

     - increased outsourcing by companies with compression needs in order to reduce operating costs, improve production and efficiency and reallocate capital to core business activities.

     The international gas compression services market is currently substantially smaller than the domestic market. However, we estimate significant growth opportunities for international demand for compressor products and services due to the following factors:

     - higher natural gas consumption, which we expect will increase internationally at an average rate of 3.5% to 4.0% per year over the next decade,

     - implementation of international environmental and conservation laws preventing the practice of flaring natural gas and recognition of natural gas as a clean air fuel,

     - a desire by a number of oil exporting nations to replace oil with natural gas as a fuel source in local markets to allow greater export of oil,

     - increasing development of pipeline infrastructure, particularly in South America and Canada, necessary to transport gas to local markets,

     - growing demand for electrical power generation, for which the fuel of choice tends to be natural gas, and

     - privatization of state-owned energy producers, resulting in increased outsourcing due to the focus on reducing capital expenditures and enhancing cash flow and profitability.

     In contrast to the domestic rental compression market, the international compression market is comprised primarily of large horsepower compressors that are maintained and operated by compression service providers. A significant portion of this market involves comprehensive installation projects, which include the design, fabrication, delivery, installation, operation and maintenance of compressors and related gas treatment equipment by the rental company. In these projects, the customer's only responsibility is to provide fuel gas within specifications. As a result of the full service nature of these projects and the fact that these compressors generally remain on-site for three to seven years, we are able to achieve higher revenues and margins on these projects.

OPERATIONS

  Rental Compressor Fleet

     We have standardized our rental fleet around three primary gas compressor platforms: Gemini for smaller horsepower applications (less than 150 horsepower), Ajax for mid-range applications (100-600 horsepower) and Ariel and Gemini for larger horsepower applications (over 600 horsepower). These three compressor platforms represent over 90% of our horsepower. While utilization and profitability continue to be strong across all of our horsepower ranges, including our smaller units, in recent years there has been substantial growth in customer demand in the over 600 horsepower category. As a result, we have focused, and will continue to focus, future growth on this segment of the market. We have increased the overall size and average horsepower of our fleet and have increased our fabrication of upper range units (generally over 600 horsepower) to meet this demand and better serve the needs of our customers at wellheads, gathering systems, processing plants and pipelines. Since our initial public offering in May 2000, the total horsepower of our fleet has increased by 166%. For the year ended March 31, 2001, the average horsepower utilization rate for our fleet was approximately 87.6%, which reflects average horsepower utilization based upon our total average fleet horsepower. For the quarter ended March 31, 2001, this average rate was approximately 88.8%.

     As of March 31, 2001, our fleet consisted of over 7,400 natural gas compressors ranging in size up to 3,400 horsepower, with an average of 253 horsepower, as reflected in the following table:

                                                                   % OF
                                                                HORSEPOWER
                                      TOTAL HORSEPOWER AS OF       AS OF      NUMBER OF UNITS
                                             MARCH 31,           MARCH 31,    AS OF MARCH 31,
                                      -----------------------   -----------   ---------------
HORSEPOWER RANGE                        2000         2001       2000   2001    2000     2001
----------------                      ---------   -----------   ----   ----   ------   ------
0-99................................    60,294       203,123     8.8   10.8     902    3,083
100-299.............................   205,760       444,836    30.0   23.6   1,132    2,625
300-599.............................   131,430       328,378    19.1   17.4     331      864
600-999.............................   113,469       327,788    16.5   17.4     153      452
1,000 and over*.....................   176,030       581,463    25.6   30.8     127      440
                                       -------     ---------    ----   ----   -----    -----
          Total.....................   686,983     1,885,588     100%   100%  2,645    7,464

---------------

 * The average size of the KCI fleet currently is approximately 1,090 horsepower. If this acquisition is consummated, it will increase our horsepower in the 1,000 and over category to over 700,000 horsepower and 549 units, constituting approximately 35% of our total horsepower. We expect that KCI's fleet will increase by approximately 10,500 horsepower from the date we signed the purchase agreement to the closing of that transaction.

     Our high level of fleet standardization and durability:

     - enables us to minimize our fleet maintenance capital requirements,

     - enables us to minimize inventory costs,

     - facilitates low-cost compressor resizing, and

     - allows us to develop strong technical proficiency in our maintenance and overhaul operations, which enables us to achieve high run-time rates while maintaining low operating costs, a benefit to us and to our customers.

     In addition to being dependable, our smaller Gemini compressors are lightweight and highly portable. Our Ajax compressors are a strong choice for mid-range compression projects because of their high reliability and versatility. The Ajax design enables these compressors to burn the broadest variety of fuel gas, including sour gas, which is produced in a number of domestic and international regions. Our larger horsepower units are generally Ariel and Gemini compressors powered by Caterpillar or Waukesha engines. These compressors operate at higher speeds and, although larger than the lower horsepower compressors, also are transportable. The combination of these larger horsepower units and the lower horsepower Ajax and Gemini units enable us to offer our customers gas compressors for use in all segments of the production, gathering and transportation process. We believe our rental fleet is in excellent condition as we provide comprehensive maintenance on virtually all of our operating units.

  Domestic Operations

     As of March 31, 2001, we own one of the largest domestic rental fleets of natural gas compressors, comprising approximately 1.6 million horsepower and over 7,000 units. As of such date, we have compressor services operations in 27 states and operate out of 48 sales and service locations in every significant natural gas producing region in the U.S. Our geographic diversity and nationwide operations enable us to:

     - provide responsive and cost effective service to our rental customers, as well as for units owned by others,

     - increase our revenues with relatively little incremental overhead expense, and

     - offer our customers the ability to deal with one nationwide provider for all of their compression equipment and service needs.

     In addition, we believe that our parts sales and service business, which has grown significantly as a result of our Weatherford Global and IEW acquisitions, will provide us with valuable opportunities to cross-sell our compression rental services and fabrication capabilities as we are introduced to potential new customers.

     Our marketing and client service functions are performed on a coordinated basis by our sales and field service personnel. Our salespersons regularly visit our customers to ensure customer satisfaction and determine customer needs as to services currently being provided and to ascertain potential future compressor requirements of these customers, which provides us with significant competitive advantages. Our salespersons also communicate regularly with our field service and sales employees who, in many cases, have day-to-day relationships with key customer personnel and may have advance notice of customer planning. This ongoing communication between our sales and field service personnel allows us to quickly identify and respond to customer requests in this relationship driven, service intensive industry.

     When a salesperson is advised of a new compression service opportunity, that salesperson obtains relevant information concerning the project including gas flow, pressure and gas composition. The salesperson will then search a computerized data base to determine the availability of an appropriate compressor unit in our fleet for that project. If an appropriate compressor is available, it is immediately deployed. If a unit requires maintenance or reconfiguration, our maintenance personnel will service it as quickly as possible to meet the needs of the customer. If providing the appropriate unit would entail significant overhaul cost, the salesperson will communicate with the customer, engineering and field service personnel and a supervisor to determine the timing and cost of the required maintenance or overhaul to develop a competitive rental proposal.

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

  International Operations

     In recent years, we have significantly expanded our international operations, particularly in Argentina, Canada, Thailand, Mexico, Australia, Venezuela, Peru and Brazil in large part as a result of our Weatherford Global acquisition. As of March 31, 2001, we had 347 units aggregating approximately 232,755 horsepower operating under contract in these markets. Our recent acquisition of Compressor Systems International in April 2001 added an additional approximately 34,000 horsepower to our fleet in Argentina and Mexico. We expect that we will continue to expand our presence in these markets, and we will pursue opportunities in other strategic international areas, including other South American and Southeast Asian countries. For the year ended March 31, 2001, approximately 15.1% of our rental revenue and 16.0% of our total revenue was generated from international operations.

     International compression service projects usually generate higher margins for us. Our international operations are focused on large horsepower compressor markets and frequently involve longer-term and more comprehensive service projects than our domestic projects. International projects generally require us to provide complete engineering and design in the proposal process. Our extensive engineering and design capabilities and reputation for high quality fabrication give us a competitive advantage in these markets. In addition, our high bay fabrication facility, as well as the facilities and larger horsepower expertise we will acquire through our acquisition of KCI, positions us to be able to meet increasing demand for these services and products in the future. We are in the process of expanding our high-bay fabrication facility in Houston, Texas to double its size, which we expect to complete this summer. In addition, we hope to leverage the international contacts of Weatherford International, as our significant stockholder, to develop additional international compression customers and projects. International service agreements differ significantly from domestic service agreements as individual contracts are negotiated for each project.

  Operations, Maintenance and Overhaul Services

     We provide a comprehensive contract compression service, which includes rental, operation and maintenance services, for most of our larger horsepower units, including our international units, and also on units owned by our customers. When providing these full contract compression services, we work closely with a customer's field service personnel so that the compressor can be adjusted to efficiently match changing characteristics of the gas produced. We generally operate the large horsepower compressors, and include the operations fee as part of its rental rate. Large horsepower units are more complex, and by operating the equipment ourselves, we reduce maintenance and overhaul expenses. While we do not require our customers to retain us to operate smaller horsepower units, we generally train our customers' personnel in fundamental compressor operations.

     We currently maintain major overhaul and repackaging facilities in Edmonton, Alberta, Canada and in Yukon, Oklahoma and Schulenberg, Texas, in addition to our fabrication and repackaging facility in Houston, Texas. Following our Weatherford Global acquisition, we closed a number of facilities and intend to close others, including our fabrication, overhaul and repackaging facility in Corpus Christi, Texas, and are combining some of our operating activities to achieve the cost savings and synergies referred to in this report. We also maintain 48 sales and service locations. We provide maintenance services on substantially all of our rental fleet and contract compression for most of our larger horsepower units. Maintenance services include the scheduled preventive maintenance repair and general up-keep of compressor equipment. As a complement to our maintenance business, we offer supplies and services such as antifreeze, lubricants, property damage insurance on the equipment, and prepaid freight to the job site. We also may provide for installation, which for our typical lower, mid-range and smaller horsepower units involves significantly less engineering and cost than the comprehensive service concept prevalent in the international markets. We also routinely repackage or reconfigure some of our existing fleet to adapt to our customers' needs.

     We currently have approximately 600 trained and equipped field service representatives and mechanics located throughout the United States and approximately 300 such representatives in international locations. The field service representatives are responsible for preventive maintenance, repair, preparation and installation of rental units and perform major overhauls of units in the field whenever it is economically feasible. Major overhaul and unit rework is also performed in the major overhaul facilities. On average, each of our units undergoes a major overhaul once every six to eight years. A major overhaul involves the rebuilding of the unit in order to materially extend its useful life or to enhance the unit's ability to fulfill broader or different rental applications.

     Our field gas compressors are maintained in accordance with daily, weekly, monthly and annual maintenance schedules that have been developed and refined over our long history of maintaining and operating compressors. These procedures are updated as technology changes and our operations group develops new techniques and procedures. In addition, because our field technicians provide maintenance on virtually all of our installed compression equipment, they are familiar with the condition of our equipment and can readily identify potential problems. In our experience, these rigorous procedures maximize component life and unit availability and minimize avoidable downtime.

     We also have a technical service group that is involved in our comprehensive service proposals and monitors our larger horsepower units. This group uses technologically advanced diagnostic equipment that permits sophisticated field and remote diagnostic analyses of engines and compressors, as well as emission analyses to ensure compliance with regulatory requirements.

  Fabrication

     As a complement to our compressor rental service operations, we design, engineer, assemble and sell natural gas and air compressors for engineering and construction firms, as well as for exploration and production companies both domestically and internationally. We also fabricate compressors for our own fleet. Our primary fabrication facilities are located in Houston and Schulenberg, Texas and in Calgary, Alberta, Canada. In April 1999, we completed construction of a new 20,000 square foot heavy capacity fabrication shop and paint booth in Houston, and we are in the process of expanding this facility to double its size. This facility enhances our ability to expand our fleet of higher horsepower compressors and allows us to fabricate units typically used in pipeline operations. Our pending acquisition of KCI will provide us with an additional 100,000 square foot fabrication facility.

     When servicing our fabrication customers, we provide compressors that are built in accordance with specific criteria of the customer as well as prepacked compressors. We act as a distributor for Ariel gas compressors and as an original equipment manufacturer for Atlas Copco air compressors. Some of the compressors manufactured by these entities are used by us in our engineered products operations. For the year ended March 31, 2001, approximately 26.5% or $61.8 million of our total revenues were generated from fabrication operations.

     We do not incur material research and development expenditures, as research and development activities are not a significant aspect of our business. All research and development costs are expensed as incurred.

  Parts Sales and Service

     Our parts sales and service business, which grew dramatically as a result of our Weatherford Global and IEW acquisitions in February 2001, sells compressor parts and services for customer-owned compression equipment. We believe this business will continue to be a growth area for us in the future, and will provide valuable cross-selling opportunities for our compression rental services and fabrication capabilities. For the year ended March 31, 2001, we generated $21.5 million in revenues, or 9.2% of our total revenues, from this segment of our business.

     Our inventory of parts is available either on an over-the-counter basis through our 14 service locations in the U.S. and 4 in Canada, on a bid basis for larger orders, or as part of our compressor maintenance service. Our maintenance services are available on an individual call basis, on a contract basis (which may cover a particular unit, an entire compression project or all of the customer's compression projects) or as part of our comprehensive operation and maintenance service. We also provide offshore maintenance and service. In addition, we provide overhaul and reconfiguration services for customer-owned compression equipment, either on-site or in our overhaul shops.

CUSTOMERS

     Our current customer base consists of over 1,000 domestic and international companies engaged in all aspects of the oil and gas industry, including major integrated oil and gas companies, international state-owned oil and gas companies, large and small independent producers, natural gas processors, gatherers and pipelines. We have entered into strategic alliances with some of our key customers. These alliances are essentially preferred vendor arrangements and give us preferential consideration for the compression needs of these customers. In exchange, we provide these customers with enhanced product availability, product support and favorable pricing.

     In the fiscal year ended March 31, 2001, no single customer accounted for as much as 10% of our total revenues. Our top 20 customers accounted for approximately 41.6% of our rental revenues in fiscal year 2001.

SUPPLIERS

     Our principal suppliers include Caterpillar and Waukesha for engines, Air Xchangers for coolers, and Ariel and Gemini for compressors. We also purchase a significant number of Cooper compressors in Canada for sale to customers. Although we rely primarily on these suppliers, we believe alternative sources are generally available. We have not experienced any material supply problems to date, and we believe our relations with our suppliers are good.

     In addition, in December 1999, Weatherford Global sold its Gemini compressor manufacturing operations in Corpus Christi, Texas to GE Packaged Power. Under the terms of that sale, Weatherford Global agreed to purchase from GE Packaged Power $38.0 million of compressor components over five years and $3.0 million of parts over three years, and GE Packaged Power agreed to provide compressors to Weatherford Global during that time period at negotiated prices. As of March 31, 2001, $10.6 million of components and $5.5 million of parts had been purchased.

BACKLOG

     As of March 31, 2001, we had a compressor unit fabrication backlog for sale to third parties of approximately $34.2 million, compared to $11.1 million as of March 31, 2000. We estimate that as of April 30, 2001, KCI's fabrication backlog was approximately $72 million. A majority of the backlog is expected to be produced within a 180-day period. Generally, units to be sold to third parties are assembled according to each customer's specifications and sold on a turnkey basis. We purchase components for these compressor units from third party suppliers.

INSURANCE

     We believe that our insurance coverage is customary for the industry and adequate for our business. As is customary in the natural gas service operations industry, we review our safety equipment and procedures and carry insurance against some, but not all, risks of our business. Losses and liabilities would reduce our revenues and increase our costs to the extent not covered by insurance. The natural gas service operations business can be hazardous, involving unforeseen circumstances such as uncontrollable flows of gas or well fluids, fires and explosions or environmental damage. To address the hazards inherent in our business, we maintain a comprehensive insurance program. This insurance coverage includes physical damage coverage, third party general liability insurance, employer's liability, including well control, environmental and pollution and other coverage, although coverage for environmental and pollution-related losses is subject to significant limitations. In addition, many of our service contracts shift certain risks to our customers.

COMPETITION

     The natural gas compressor rental, maintenance, parts sales and service and fabrication businesses are highly competitive. We face competition from large national and multinational companies with greater financial resources and, on a regional basis, from numerous smaller companies.

     Our main competitors in the compression rental business are Hanover Compressor Company, Production Operators, Inc. (a subsidiary of Schlumberger Limited) and Compressor Systems, Inc. In addition, Weatherford and its subsidiaries may continue to compete with us as they are not contractually restricted from doing so. In our fabrication activities, we currently compete primarily with Hanover, Compressor Systems, KCI, Inc. and Enerflex Systems, Ltd. Our parts sales and service business faces competition from manufacturers including Cooper Cameron, Dresser-Rand and Hanover, from distributors of Caterpillar and Waukesha engines, from a number of smaller companies and, in Canada, from Enerflex.

     We believe that we compete effectively on the basis of customer service, including the availability of our personnel in remote locations, price, technical expertise, parts service system, flexibility in meeting customer needs and quality and reliability of our compressors and related services.

ENVIRONMENTAL AND OTHER REGULATIONS

     We are subject to stringent and complex federal, state and local laws and regulations regarding the environment, emission controls and other environmental protection as well as employee health and safety concerns. Compliance with these laws and regulations may affect the costs of our operations. Moreover, failure to comply with these environmental laws and regulations may result in the imposition of administrative, civil, and criminal penalties. Not all of our properties may be in full compliance with all applicable environmental requirements. However, as part of the regular evaluation of our operations, we are updating the environmental condition of our existing and acquired properties as necessary and, overall, we believe that we are in substantial compliance with applicable environmental laws and regulations and that the phasing in of more stringent emission controls and other known regulatory requirements at the rate currently contemplated by such laws and regulations will not have a material adverse effect on our business, financial condition or results of operations.

     Under the Comprehensive Environmental Response, Compensation, and Liability Act, referred to as "CERCLA," and comparable state laws and regulations, strict and, under certain circumstances, joint and several liability can be imposed without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include the owner and operator of a contaminated site where a hazardous substance release occurred and any company that transported, disposed of, or arranged for the transport or disposal of hazardous substances released at the site. Under CERCLA, such persons (which may include us) may be liable for the costs of remediating the hazardous substances that have been released into the environment and for damages to natural resources. In addition, where contamination may be present it is not uncommon for the neighboring land owners and other third parties to file claims for personal injury, property damage and recovery of response costs.

     As part of our operations, we generate wastes, including hazardous wastes such as used paints and solvents. The management and disposal of hazardous wastes are subject to the Resource Conservation and Recovery Act, referred to as "RCRA," and comparable state laws. These laws and the regulations implemented thereunder govern the generation, storage, treatment, transfer and disposal of hazardous and nonhazardous wastes. The U.S. Environmental Protection Agency and various state agencies have limited the approved methods of disposal for certain hazardous and nonhazardous wastes.

     We currently own or lease, and have in the past owned or leased, a number of properties that have been used, some for many years, by third parties over whom we have no control, in support of natural gas compression services or other industrial operations. As with any owner or operator of property, we may be subject to remediation costs and liability under CERCLA, RCRA or other environmental laws for hazardous waste, asbestos or any other toxic or hazardous substance that may exist on or under any of our properties, including waste disposed or groundwater contaminated by prior owners or operators. We have performed in the past, and may perform in the future, certain remediation activities governed by environmental laws. The cost of this remediation has not been material to date and we currently do not expect it to be. We are currently undertaking groundwater monitoring at certain of our facilities, which may further define remedial obligations. Certain of our acquired properties may also warrant groundwater monitoring and other remedial activities. We believe that former owners and operators of many of these properties may be responsible under environmental laws and contractual agreements to pay for or perform remediation, or to indemnify us for our remedial costs. These other entities may fail to fulfill their legal or contractual obligations, which could result in material costs to us.

     In most cases, our customers contractually assume all environmental compliance and permitting obligations and environmental risks related to compressor operations, even in cases where we operate and maintain the compressors on their behalf. Under most of our rental service agreements, our customers must indemnify us for certain losses or liabilities we may suffer as a result of the failure to comply with applicable environmental laws, including requirements pertaining to necessary permits such as air permits.

     Air pollutant emissions from natural gas compressor engines are a substantial environmental concern for the natural gas transportation industry. Proposed federal regulations, if promulgated in their current form, are expected to impose or increase obligations of operators to reduce emissions of nitrogen oxides from internal combustion engines in transmission service. In most cases, these obligations would be allocated to our customers under the above-mentioned contracts.

     Stricter standards in environmental legislation or regulations that may affect us may be imposed in the future, such as proposals to make hazardous wastes subject to more stringent and costly handling, disposal and remediation requirements. Accordingly, new environmental laws or regulations or amendments to existing environmental laws or regulations (including, but not limited to, regulations concerning ambient air quality standards, waste water and storm water discharge, and global climate change) could require us to undertake significant capital expenditures and could otherwise have a material adverse effect on our business, results of operations and financial condition.

     Our international operations are potentially subject to similar governmental controls and restrictions relating to the environment. We believe that we are in substantial compliance with any such foreign requirements pertaining to the environment.

     Since 1992, there have been various proposals to impose taxes with respect to the energy industry, none of which have been enacted and all of which have received significant scrutiny from various industry lobbyists. At the present time, given the uncertainties regarding the proposed taxes, including the uncertainties regarding the terms which the proposed taxes might ultimately contain and the industries and persons who may ultimately be the subject of such taxes, it is not possible to determine whether any such tax will have a material adverse effect on us.

EMPLOYEES AND LABOR RELATIONS

     As of March 31, 2001, we had approximately 1,200 domestic employees and 450 international employees. We intend to reduce our workforce by an additional 100 employees upon completion of various transition and integration activities resulting from our Weatherford Global acquisition. We believe our relationship with our employees is good. Approximately 100 of our employees in Canada are covered by a collective bargaining agreement, which expires in June 2002.

ITEM 2. PROPERTIES

     The following table describes the material facilities owned or leased by Universal as of May 1, 2001:

                               SQUARE
LOCATION                        FEET     ACREAGE   STATUS                    USES
--------                       -------   -------   ------                    ----
Houston, Texas...............  114,000    30.0      Owned   Corporate headquarters, rental, sales,
                                                              service, repackaging and fabrication
Calgary, Alberta, Canada.....  105,760    9.22      Owned   Rental, sales, service, fabrication
                                                            and overhaul
Corpus Christi, Texas*.......   92,000    24.3      Owned   Rental, sales, service, repackaging,
                                                              fabrication and overhaul
Yukon, Oklahoma..............   72,000    14.7      Owned   Rental, sales, service and overhaul
Schulenberg, Texas...........   23,000    13.3      Owned   Repackaging, overhaul and fabrication
Broussard, Louisiana.........   24,700    10.0     Leased   Rental, sales, service and overhaul

---------------

*  We expect to close this facility later this year.

     In addition, we will add a 100,000 square foot fabrication facility in Tulsa, Oklahoma as a result of our pending acquisition of KCI. None of our owned or leased facilities listed above are pledged as collateral to secure indebtedness other than pursuant to immaterial amounts under industrial revenue bonds with respect to two facilities.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, we were not party to any legal proceedings which, if determined adversely to us, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 6, 2001, we held and adjourned a special meeting of the shareholders of Universal Compression Holdings, Inc., and on February 9, 2001, we reconvened and held the special meeting to:

          (1) Approve the issuance of 13,750,000 shares of our common stock to WEUS Holding, Inc. in connection with our acquisition of Weatherford Global Compression Services, L.P. and certain related entities by way of a merger of Enterra Compression Company into Universal; and

          (2) Approve an amendment to our Incentive Stock Option Plan to increase the number of shares of our common stock authorized for issuance under the Plan from 1,912,421 shares to 3,012,421 shares, which included a sufficient number to cover new employees of Universal as a result of the Weatherford Global merger.

     The results of those votes were as follows:

                                                              PROPOSAL ONE   PROPOSAL TWO
                                                              ------------   ------------
For.........................................................   10,962,115     10,801,987
Against.....................................................        1,887        161,864
Abstain.....................................................          568            719
                                                               ----------     ----------
          Total Shares Voted................................   10,964,002     10,963,851
                                                               ==========     ==========

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Universal Compression Holdings, Inc.'s common stock is traded on the New York Stock Exchange under the symbol "UCO." The following table sets forth the range of high and low sale prices for our common stock for the periods indicated, beginning on May 24, 2000, the first day of trading for our common stock:

                                                                PRICE RANGE
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
Quarter Ended:
  June 30, 2000.............................................  $35.50   $20.63
  September 30, 2000........................................   34.13    22.13
  December 31, 2000.........................................   39.50    25.50
  March 31, 2001............................................   40.50    31.88
  June 30, 2001 (through June 27th).........................   37.95    27.50

     On June 27, 2001, the closing price of our common stock was $28.50 per share. As of June 1, 2001, there were approximately 435 holders of record of our common stock.

     We have never declared or paid any cash dividends to our stockholders and do not plan to pay any cash dividends in the foreseeable future. We currently intend to retain our earnings for use in the operation and expansion of our business. Furthermore, our credit facility, operating lease facilities, senior notes indenture and other financing arrangements restrict the payment of dividends. Any future determination as to the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors considers relevant.

RECENT SALES OF UNREGISTERED SECURITIES

     During the quarter ended March 31, 2001, the Company issued the following equity securities that were not registered under the Securities Act of 1933, as amended:

          On March 29, 2001, in accordance with the terms of the GCSI acquisition agreement, 1,430 shares of common stock were issued to certain current employees who were former employees of GCSI. All of such shares were issued in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) under such Act.

          On February 9, 2001, in accordance with the terms of the Weatherford Global acquisition agreement, 13,750,000 shares of common stock were issued to WEUS Holding, Inc., a subsidiary of Weatherford International. All of such shares were issued in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) under such Act.

ITEM 6. SELECTED FINANCIAL DATA

                       SELECTED HISTORICAL FINANCIAL DATA

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

     The following selected historical consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this report. The selected historical financial and operating data for Tidewater Compression, our predecessor, as of and for the year ended March 31, 1997 and for the period from April 1, 1997 through February 20, 1998 and the selected historical financial data as of and for the 39-day period ending March 31, 1998 and for the three years in the period ended March 31, 2001 have been derived from the respective audited financial statements. The consolidated financial statements and report thereon for the year ended March 31, 2001 are included elsewhere in this report.

                                  TIDEWATER COMPRESSION
                                  (PREDECESSOR COMPANY)                      THE COMPANY
                                -------------------------   ---------------------------------------------
                                  YEAR      APRIL 1, 1997   DECEMBER 12,
                                  ENDED        THROUGH      1997 THROUGH        YEAR ENDED MARCH 31,
                                MARCH 31,   FEBRUARY 20,     MARCH 31,     ------------------------------
                                  1997          1998          1998(6)        1999       2000       2001
                                ---------   -------------   ------------   --------   --------   --------
                                                             (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues......................  $113,886      $ 95,686       $  13,119     $129,498   $136,449   $232,761
Gross margin(1)...............    48,332        47,752           6,891       61,887     68,961    109,583
Selling, general and
  administrative expenses.....    11,004         8,669           1,305       16,863     16,797     21,092
Depreciation and
  amortization................    26,163        23,310           1,560       19,314     26,006     33,491
Operating income(2)...........    11,165        15,773           4,026       25,729     26,227     55,000
Interest expense, net.........        --            --           3,203       29,313     34,327     23,220
Operating lease expense.......        --            --              --           --         --     14,443
Income tax expense
  (benefit)...................     4,724         6,271             409       (1,031)    (1,994)     3,645
Income (loss) before
  extraordinary items.........     7,842        10,759             430       (2,361)    (5,982)     5,112
Net income (loss).............     7,842        10,759             430       (2,361)    (5,982)    (4,391)
OTHER FINANCIAL DATA:
EBITDA, as adjusted(3)........  $ 38,729      $ 40,340       $   5,930     $ 48,435   $ 55,557   $ 88,610
Acquisitions(4)(5)............        --            --         351,872           --         --    464,761
Capital expenditures:
  Expansion...................  $(12,464)     $(11,902)      $  (1,820)    $(63,408)  $(49,871)  $(55,384)
  Maintenance.................    (4,056)       (5,698)           (218)      (7,626)    (9,920)    (9,901)
  Other.......................     7,684         3,803        (351,107)       8,038     (1,312)    (2,721)
Cash flows from (used in):
  Operating activities........  $ 41,923      $ 33,491       $  (1,005)    $ 22,793   $ 47,144   $ 88,631
  Investing activities........    (8,836)      (13,797)       (353,145)     (62,996)   (61,103)    (3,318)
  Financing activities........   (33,121)      (17,870)        356,532       40,748     12,435    (75,282)

                                       TIDEWATER
                                      COMPRESSION
                                     (PREDECESSOR                     THE COMPANY
                                       COMPANY)       -------------------------------------------
                                    ---------------                 AS OF MARCH 31,
                                    AS OF MARCH 31,   -------------------------------------------
                                         1997           1998       1999       2000        2001
                                    ---------------   --------   --------   --------   ----------
                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital(7)................     $ 13,953       $ 13,882   $ 23,742   $  7,209   $   97,763
Total assets......................      257,090        380,226    437,991    469,942    1,176,256
Total debt(8).....................      194,371        286,862    344,677    377,485      215,107(9)
Stockholders' equity..............       57,547         81,680     80,774     74,677      652,574

---------------

(1) Gross margin is defined as total revenue less cost of rentals, cost of sales (exclusive of depreciation and amortization), gain on asset sales and interest income.

(2) Operating income is defined as income before income taxes less gain on asset sales and interest income plus non-recurring items, interest expense and operating lease expense.

(3) EBITDA, as adjusted, is defined as net income plus income taxes, interest expense, leasing expense, management fees, depreciation and amortization excluding non-recurring items and extraordinary gains or losses. EBITDA, as adjusted, represents a measure upon which management assesses financial performance, and financial covenants in our current borrowing arrangements are tied to similar measures. The financial covenants in our current financing arrangements permit us to exclude non-recurring and extraordinary gains and losses from our calculation of EBITDA, as adjusted. EBITDA, as adjusted, is not a measure of financial performance under GAAP and should not be considered an alternative to operating income or net income as an indicator of our operating performance or to net cash provided by operating activities as a measure of our liquidity. Additionally, the EBITDA, as adjusted, computation used herein may not be comparable to other similarly titled measures of other companies.

    The following table reconciles our EBITDA, as adjusted, to net income:

                           TIDEWATER COMPRESSION
                           (PREDECESSOR COMPANY)                      THE COMPANY
                         -------------------------   ---------------------------------------------
                           YEAR      APRIL 1, 1997   DECEMBER 12,
                           ENDED        THROUGH      1997 THROUGH        YEAR ENDED MARCH 31,
                         MARCH 31,   FEBRUARY 20,     MARCH 31,     ------------------------------
                           1997          1998            1998         1999       2000       2001
                         ---------   -------------   ------------   --------   --------   --------
                                                      (IN THOUSANDS)
EBITDA, AS ADJUSTED....  $ 38,729      $ 40,340        $ 5,930      $ 48,435   $ 55,557   $ 88,610
Depreciation and
  amortization.........   (26,163)      (23,310)        (1,560)      (19,314)   (26,006)   (33,491)
Operating lease
  expense..............        --            --             --            --         --    (14,443)
Interest expense,
  net..................        --            --         (3,203)      (29,313)   (34,327)   (23,220)
Management fee.........        --            --           (328)       (3,200)    (3,200)        --
Other, including
  non-recurring........        --            --             --            --         --     (8,699)
Income taxes...........    (4,724)       (6,271)          (409)        1,031      1,994     (3,645)
Extraordinary loss,
  net..................        --            --             --            --         --     (9,503)
NET INCOME (LOSS)......  $  7,842      $ 10,759        $   430      $ (2,361)  $ (5,982)  $ (4,391)

(4) On February 20, 1998, we acquired 100% of the voting securities of Tidewater Compression for approximately $350.0 million. The results of Tidewater Compression's operations have been included in our operations from the date of the acquisition.

(5) In April 2000, we acquired all of the outstanding stock of Spectrum Rotary Compression Inc. from Energy Spectrum Partners LP in exchange for 287,723 shares of our common stock. Spectrum added approximately 11,600 horsepower to our fleet and provided us with an increased presence in the screw compressor market.

    On September 15, 2000, we completed the acquisition of Gas Compression Services, Inc. for a combination of approximately $12 million in cash and 1,400,726 shares of our common stock valued at approximately $39 million, the assumption and refinancing of approximately $57 million in debt and operating leases of GCSI, and $6 million of debt related to GCSI's customer equipment financing and associated customer notes receivable. The results of GCSI's operations have been included in our operations from the date of the acquisition.

    On February 9, 2001, the Company completed its acquisition of Weatherford Global Compression Services and certain related entities ("WGC"), a supplier of natural gas compression equipment and services and a division of Weatherford International, Inc. Under the terms of the agreement, a subsidiary of Weatherford International was merged into Universal in exchange for 13.75 million shares of the Company's common stock, which represented approximately 48% of the outstanding shares of the combined company. In connection with the acquisition, Weatherford agreed, subject to certain conditions, to limit its voting rights to 33 1/3% of the Company's voting power for up to two years, which agreement may terminate in connection with the Pending Stock Offering. In addition, the Company restructured approximately $323 million in debt and operating leases of Weatherford Global. The transaction was accounted for as a purchase. Prior to closing, Weatherford International acquired the interest of its minority partner in Weatherford Global. Also, Weatherford International retained certain assets and operations related to Weatherford Global's Singapore-based operations and approximately $10 million in accounts receivable.

    On February 28, 2001, we acquired ISS Compression, Inc. and its operating subsidiary, IEW Compression, Inc., for approximately $15 million in cash, which included the concurrent discharge of IEW's debt and operating leases.

(6) Represents our historical consolidated financial statements for the period from December 12, 1997 (inception) through March 31, 1998. However, we had no operations until the acquisition of Tidewater Compression on February 20, 1998.

(7) Working capital is defined as current assets minus current liabilities.

(8) Includes capital lease obligations.

(9) Excludes $527.5 million outstanding under our operating lease facilities.

                       SELECTED HISTORICAL FINANCIAL DATA

                          UNIVERSAL COMPRESSION, INC.

     The following selected historical consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this report. The selected historical financial and operating data for Tidewater Compression, our predecessor, as of and for the year ended March 31, 1997 and for the period from April 1, 1997 through February 20, 1998 and the selected historical financial data as of and for the 39-day period ending March 31, 1998 and for the three years in the period ended March 31, 2001 have been derived from the respective audited financial statements. The consolidated financial statements and report thereon for the year ended March 31, 2001 are included elsewhere in this report.

                                 TIDEWATER COMPRESSION
                                 (PREDECESSOR COMPANY)                       UNIVERSAL
                               -------------------------   ----------------------------------------------
                                 YEAR      APRIL 1, 1997   DECEMBER 12,
                                 ENDED        THROUGH      1997 THROUGH        YEAR ENDED MARCH 31,
                               MARCH 31,   FEBRUARY 20,     MARCH 31,     -------------------------------
                                 1997          1998          1998(6)        1999       2000       2001
                               ---------   -------------   ------------   --------   --------   ---------
                                                             (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues.....................  $113,886      $ 95,686       $  13,119     $129,498   $136,449   $ 232,761
Gross margin(1)..............    48,332        47,752           6,891       61,887     68,961     109,583
Selling, general and
  administrative expenses....    11,004         8,669           1,305       16,862     16,797      21,092
Depreciation and
  amortization...............    26,163        23,310           1,560       19,308     26,000      33,485
Operating income(2)..........    11,165        15,773           4,026       25,717     26,164      55,006
Interest expense, net........        --            --           2,896       26,251     30,916      22,622
Operating lease expense......        --            --              --           --         --      14,443
Income tax expense
  (benefit)..................     4,724         6,271             529         (166)      (696)      3,871
Income (loss) before
  extraordinary items........     7,842        10,759             617         (489)    (3,863)      5,490
Net income (loss)............     7,842        10,759             617         (489)    (3,863)     (1,142)
OTHER FINANCIAL DATA:
EBITDA, as adjusted(3).......  $ 38,729      $ 40,340       $   5,930     $ 48,435   $ 55,557   $  88,610
Acquisitions(4)(5)...........        --            --         351,872           --         --     464,761
Capital expenditures:
  Expansion..................  $(12,464)     $(11,902)      $  (1,820)    $(63,408)  $(49,871)  $ (55,384)
  Maintenance................    (4,056)       (5,698)           (218)      (7,626)    (9,920)     (9,901)
  Other......................     7,684         3,803        (351,107)       8,038     (1,312)     (2,721)
Cash flows from (used in):
  Operating activities.......  $ 41,923      $ 33,491       $    (699)    $ 24,042   $ 47,029   $ 247,941
  Investing activities.......    (8,836)      (13,797)       (353,145)     (62,996)   (61,103)     (3,318)
  Financing activities.......   (33,121)      (17,870)        356,226       39,499     12,550    (234,592)

                                      TIDEWATER COMPRESSION
                                      (PREDECESSOR COMPANY)              UNIVERSAL
                                      ---------------------   --------------------------------
                                         AS OF MARCH 31,              AS OF MARCH 31,
                                      ---------------------   --------------------------------
                                        1997        1998        1999       2000        2001
                                      ---------   ---------   --------   --------   ----------
                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital(7)..................  $ 13,953    $ 13,882    $ 22,288   $  5,869   $   97,382
Total assets........................   257,090     379,108     436,487    466,345    1,171,534
Total debt(8).......................   194,371     261,508     316,348    345,832      215,107(9)
Stockholders' equity................    57,547     105,797     105,308    101,445      647,626

---------------

 (1) Gross margin is defined as total revenue less cost of rentals, cost of sales (exclusive of depreciation and amortization), gain on asset sales and interest income.

 (2) Operating income is defined as income before income taxes less gain on asset sales and interest income plus non-recurring items, interest expense and operating lease expense.

 (3) EBITDA, as adjusted, is defined as net income plus income taxes, interest expense, leasing expense, management fees, depreciation and amortization excluding non-recurring items and extraordinary gains or losses. EBITDA, as adjusted, represents a measure upon which management assesses financial performance, and financial covenants in our current borrowing arrangements are tied to similar measures. The financial covenants in our current financing arrangements permit us to exclude non-recurring and extraordinary gains and losses from our calculation of EBITDA, as adjusted. EBITDA, as adjusted, is not a measure of financial performance under GAAP and should not be considered an alternative to operating income or net income as an indicator of our operating performance or to net cash provided by operating activities as a measure of our liquidity. Additionally, the EBITDA, as adjusted, computation used herein may not be comparable to other similarly titled measures of other companies.

     The following table reconciles our EBITDA, as adjusted, to net income:

                             TIDEWATER COMPRESSION
                             (PREDECESSOR COMPANY)                       UNIVERSAL
                           -------------------------   ---------------------------------------------
                             YEAR      APRIL 1, 1997   DECEMBER 12,
                             ENDED        THROUGH      1997 THROUGH        YEAR ENDED MARCH 31,
                           MARCH 31,   FEBRUARY 20,     MARCH 31,     ------------------------------
                             1997          1998            1998         1999       2000       2001
                           ---------   -------------   ------------   --------   --------   --------
                                                        (IN THOUSANDS)
 EBITDA, AS ADJUSTED.....  $ 38,729      $ 40,340        $ 5,930      $ 48,435   $ 55,557   $ 88,610
 Depreciation and
   amortization..........   (26,163)      (23,310)        (1,560)      (19,308)   (26,000)   (33,485)
 Operating lease
   expense...............        --            --             --            --         --    (14,443)
 Interest expense, net...        --            --         (2,896)      (26,251)   (30,916)   (22,622)
 Management fee..........        --            --           (328)       (3,200)    (3,200)        --
 Other, including
   non-recurring.........        --            --             --            --         --     (8,699)
 Income taxes............    (4,724)       (6,271)          (529)         (166)       696     (3,871)
 Extraordinary loss,
   net...................        --            --             --            --         --     (6,632)
 NET INCOME (LOSS).......  $  7,842      $ 10,759        $   617      $   (489)  $ (3,863)  $ (1,142)

 (4) On February 20, 1998, we acquired 100% of the voting securities of Tidewater Compression for approximately $350.0 million. The results of Tidewater Compression's operations have been included in our operations from the date of the acquisition.

 (5) In April 2000, we acquired all of the outstanding stock of Spectrum Rotary Compression Inc. from Energy Spectrum Partners LP in exchange for 287,723 shares of our common stock. Spectrum added approximately 11,600 horsepower to our fleet and provided us with an increased presence in the screw compressor market.

     On September 15, 2000, we completed the acquisition of Gas Compression Services, Inc. for a combination of approximately $12 million in cash and 1,400,726 shares of our common stock valued at approximately $39 million, the assumption and refinancing of approximately $57 million in debt and operating leases of GCSI, and $6 million of debt related to GCSI's customer equipment financing and associated customer notes receivable. The results of GCSI's operations have been included in our operations from the date of the acquisition.

     On February 9, 2001, the Company completed its acquisition of Weatherford Global Compression Services and certain related entities ("WGC"), a supplier of natural gas compression equipment and services and a division of Weatherford International, Inc. Under the terms of the agreement, a subsidiary of Weatherford International was merged into Universal in exchange for 13.75 million shares of the Company's common stock, which represented approximately 48% of the outstanding shares of the combined company. In connection with the acquisition, Weatherford agreed, subject to certain conditions, to limit its voting rights to 33 1/3% of the Company's voting power for up to two years, which agreement may terminate in connection with the Pending Stock Offering. In addition, the Company restructured approximately $323 million in debt and operating leases of Weatherford Global. The transaction was accounted for as a purchase. Prior to closing, Weatherford International acquired the interest of its minority partner in Weatherford Global. Also, Weatherford International retained certain assets and operations related to Weatherford Global's Singapore-based operations and approximately $10 million in accounts receivable.

     On February 28, 2001, we acquired ISS Compression, Inc. and its operating subsidiary, IEW Compression, Inc., for approximately $15 million in cash, which included the concurrent discharge of IEW's debt and operating leases.

 (6) Represents our historical consolidated financial statements for the period from December 12, 1997 (inception) through March 31, 1998. However, we had no operations until the acquisition of Tidewater Compression on February 20, 1998.

 (7) Working capital is defined as current assets minus current liabilities.

 (8) Includes capital lease obligations.

 (9) Excludes $527.5 million outstanding under our operating lease facilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements, and the notes thereto, and the other financial information appearing elsewhere in this report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See "Part I. Special Note Regarding Forward-Looking Statements" and "Risk Factors."

GENERAL

     We were formed in December 1997 to acquire all of the outstanding stock of Tidewater Compression Service, Inc. Upon completion of the acquisition in February 1998, Tidewater Compression became our wholly-owned operating subsidiary and changed its name to Universal Compression, Inc. Through this subsidiary, our gas compression service operations date back to 1954.

     During the quarter ended June 30, 2000, we completed an initial public offering of 7,275,000 shares of our common stock (including 275,000 shares of common stock issued pursuant to an overallotment option granted to the underwriters), which provided us with net proceeds (after deducting underwriting discounts and commissions) of approximately $149.2 million. Concurrently with our initial public offering, we implemented a recapitalization pursuant to which all then existing classes of our stock were converted into common stock. We used the proceeds of the offering and the $62.6 million in initial proceeds from an operating lease facility to repay $192.7 million of indebtedness, and the remaining proceeds for working capital and to pay expenses associated with the offering and concurrent financing transactions.

     Since our initial public offering, we have completed four acquisitions. In addition, on May 25, 2001, we entered into an agreement to acquire KCI, a fabricator of large horsepower compressors, and on June 12, 2001, we entered into an agreement to acquire Louisiana Compressor Maintenance, a provider of compressor maintenance and repair services. Our completed acquisitions include Gas Compression Services in September 2000, Weatherford Global and IEW Compression in February 2001, and Compressor Systems International, Inc., the international operations of Compressor Systems, Inc., in April 2001. GCSI added approximately 138,000 horsepower to our fleet and provided us with an increased customer base, additional market segments and additional fabrication capabilities. IEW added approximately 26,000 horsepower to our fleet, as well as important offshore service capabilities. Compressor Systems International added approximately 34,000 horsepower to our fleet in Mexico and Argentina.

     Our Weatherford Global acquisition in February 2001 more than doubled our size. We acquired Weatherford Global, which was the second largest natural gas compression services company in the world in terms of horsepower, for 13,750,000 shares of our common stock (approximately 48% of our then total outstanding shares and 46% following the Pending Stock Offering) and the restructuring of approximately $323 million in debt and operating lease obligations. This acquisition added over 950,000 horsepower to our fleet and provided us with a number of important strategic and operational benefits, including expanded international operations, an increased parts sales and service business and cost savings and synergies.

     In addition to these acquisitions, we entered into agreements to acquire KCI on May 25, 2001 and Louisiana Compressor Maintenance on June 12, 2001. In the KCI acquisition, we will pay approximately $22.9 million in cash and, at our election, up to 727,273 shares of our common stock or an additional $18.8 million in cash. Concurrently with the KCI acquisition, we will repay all of KCI's approximately $57 million of indebtedness. KCI, based in Tulsa, Oklahoma, will provide us with significant fabrication expertise and a 100,000 square foot fabrication facility in Tulsa and will add approximately 125,000 horsepower to our rental fleet, primarily in large horsepower units. We will acquire Louisiana Compressor Maintenance for approximately $25 million in cash.

     Currently, we are the second largest provider of natural gas compressor rental, sales, operations, maintenance and fabrication services to the natural gas industry in terms of horsepower, with one of the largest gas compressor fleets in the U.S., and a strong presence in key international markets.

  Fiscal Year Ended March 31, 2001 Compared to Fiscal Year Ended March 31, 2000

     Revenues. Our total revenues for the fiscal year ended March 31, 2001 increased $96.4 million, or 70.7%, to $232.8 million, compared to $136.4 million for the fiscal year ended March 31, 2000. Our rental revenues increased by $50.9 million, or 51.8%, to $149.2 million during the fiscal year ended March 31, 2001 from $98.3 million during the fiscal year ended March 31, 2000. Domestic rental revenues increased by $43.1 million, or 51.6%, to $126.7 million during the fiscal year ended March 31, 2001 from $83.6 million during the fiscal year ended March 31, 2000. Our international rental revenues increased by $7.8 million, or 53.1%, to $22.5 million during the fiscal year ended March 31, 2001 from $14.7 million during the fiscal year ended March 31, 2000. The increase in domestic rental revenues primarily resulted from expansion of our rental fleet through the acquisition of GCSI, Weatherford Global and core growth. The increase in international rental revenues resulted from expansion of our international rental fleet primarily through the addition of horsepower from our acquisitions, continued high utilization rates and the impact of our Weatherford Global acquisition. During the quarter ended December 31, 2000, we started our first rental project in Mexico consisting of 10,000 horsepower. This project contributed approximately $4.7 million in one-time turnkey installation revenues.

     Domestic average rented horsepower for the fiscal year ended March 31, 2001 increased by 61.0% to approximately 776,000 horsepower from approximately 482,000 horsepower for the fiscal year ended March 31, 2000. In addition, international average rented horsepower for the fiscal year ended March 31, 2001 increased by 81.6% to approximately 89,000 horsepower from approximately 49,000 horsepower for the fiscal year ended March 31, 2000, primarily through expansion of our international rental fleet, continued high utilization rates and additional service in South America. Our average horsepower utilization rate for the fiscal year ended March 31, 2001 was approximately 87.6%, up from 80.7% in the fiscal year ended March 31, 2000. At the end of the quarter, we had approximately 1.9 million available horsepower with an additional 69,000 horsepower operated and maintained for customers. Our average horsepower utilization rate for the quarter ended March 31, 2001 was 88.8% and at March 31, 2001 was approximately 88.4%. These horsepower and utilization amounts include GCSI for the full fourth quarter and Weatherford Global for the 50 days from the date of the merger.

     Our revenue from fabrication increased to $61.8 million from $25.3 million, an increase of 144.3%. The increase in fabrication revenue, consisting mostly of equipment fabrication, for the last half of the fiscal year was due primarily to our acquisitions of GCSI and Weatherford Global. Revenues from fabrication vary quarter to quarter due to the time of completion of the equipment being sold. Our backlog of fabrication projects at the end of the fiscal year ended March 31, 2001 was approximately $34.2 million, compared with a backlog of $11.1 million at the same time a year earlier. From December 31, 2000 to March 31, 2001, our backlog increased $3.7 million.

     Our revenues from parts sales and service increased to $21.5 million during the fiscal year ended March 31, 2001 from $12.7 million during the fiscal year ended March 31, 2000, an increase of 69.3%. The increase for the last half of the fiscal year was due primarily to our acquisitions of GCSI and Weatherford Global.

     As a result of our Weatherford Global acquisition, our parts sales and service segment has become a more significant part of our business. Our parts sales and service revenue increased to $12.6 million from $2.4 million in the quarter ended March 31, 2001, an increase of 425.0% from the prior year period, with a gross margin of $2.2 million on the fiscal year as compared to a gross margin of $0.6 million for the prior year period.

     Gross Margin. Our gross margin (defined as total revenue less rental expense, cost of sales (exclusive of depreciation and amortization), gain on asset sales and interest income) for the fiscal year ended March 31, 2001 increased $40.6 million, or 58.8%, to $109.6 million from gross margin of $69.0 million for the fiscal year ended March 31, 2000. Our rental gross margin for the fiscal year ended March 31, 2001 increased $34.0 million, or 54.1%, to $96.9 million compared to gross margin of $62.9 million for the fiscal year ended March 31, 2000. Rental gross margin increased primarily as the result of our rental revenue growth discussed above and operating cost improvements realized by rental operations. Our fabrication gross margin for the fiscal year ended March 31, 2001 increased $5.6 million, or 164.7%, to $9.0 million compared to a gross margin of $3.4 million for the fiscal year ended March 31, 2000. Fabrication gross margin increased primarily due to strong customer demand, cost reductions and their resulting gross margin effects.

     Our parts sales and service gross margin for the fiscal year ended March 31, 2001 increased $0.8 million or 29.6%, to $3.5 million compared to a gross margin of $2.7 million for the fiscal year ended March 31, 2000. Parts sales and service revenue increased primarily due to our acquisition of Weatherford Global.

     Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the fiscal year ended March 31, 2001 increased $4.3 million compared to the fiscal year ended March 31, 2000. Selling, general and administrative expenses represented 9.1% of revenue for the fiscal year ended March 31, 2001 compared to 12.3% of revenue for the fiscal year ended March 31, 2000. The percentage decrease was primarily due to the approximately $4.7 million in one-time turnkey installation revenues associated with a large rental project in Mexico and the elimination of management fees in connection with our initial public offering in May 2000, in addition to synergies achieved in our acquisitions of GCSI and Weatherford Global. These reductions have been offset partially by increases in certain expenses related to our operating as a publicly traded company.

     EBITDA, as adjusted, for the fiscal year ended March 31, 2001 increased 59.4% to $88.6 million from $55.6 million for the fiscal year ended March 31, 2000, primarily due to increases in horsepower and utilization of the compression rental fleet, gross margin contribution from fabrication and sales, operating cost improvements realized by rental operations, and a decreased percentage of selling, general and administrative expenses, as discussed above. EBITDA, as adjusted, is defined as net income plus income taxes, interest expense, leasing expense, management fees, depreciation and amortization, excluding non-recurring items and extraordinary gains or losses. EBITDA, as adjusted, is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as an indicator of our operating performance or to net cash provided by operating activities as a measure of its liquidity. Additionally, the EBITDA, as adjusted, computation used herein may not be comparable to other similarly titled measures of other companies. EBITDA, as adjusted, represents a measure upon which management assesses financial performance, and certain covenants in our borrowing arrangements will be tied to similar measures. We believe that EBITDA, as adjusted, is a standard measure of financial performance used for valuing companies in the compression industry. EBITDA, as adjusted, is a useful common yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the majority of which are long-lived assets in the compression industry), or what their tax attributes may be.

     Non-recurring Charges. During the fiscal year ended March 31, 2001, we incurred non-recurring charges of $8.7 million related to the early termination of a management agreement and a consulting agreement and other related fees in connection with our initial public offering and concurrent financing transactions as well as costs related to facilities and headcount reduction associated with our Weatherford Global acquisition.

     Depreciation and Amortization. Depreciation and amortization increased by $7.5 million to $33.5 million during the fiscal year ended March 31, 2001, compared to $26.0 million during the fiscal year ended March 31, 2000. The increase resulted primarily from the expansion of our rental fleet offset partially by the compressor equipment sold and leased back under our previous operating lease facility.

     Operating Lease. We incurred leasing expense of $14.4 million during the fiscal year ended March 31, 2001 resulting from our operating lease facilities. The outstanding balance under the operating lease facilities at March 31, 2001 was $527.5 million, consisting of $427.0 million under our new operating lease facility and $100.5 million under our asset-backed securitization operating lease facility.

     Interest Expense. Interest expense decreased $10.2 million to $24.2 million for the fiscal year ended March 31, 2001 from $34.4 million for the fiscal year ended March 31, 2000, primarily as a result of the reduction of debt resulting from our initial public offering and financing restructurings. The decrease in interest expense was offset partially by increased accretion of our 9 7/8% senior discount notes and the assumption and refinancing of debt related to our GCSI acquisition.

     Extraordinary Loss. During the fiscal year ended March 31, 2001, we incurred extraordinary losses of $15.2 million ($9.5 million net of income tax) related to debt restructurings that occurred concurrently with our initial public offering and the Weatherford Global acquisition.

     Net Loss. We had a net loss of $4.4 million for the fiscal year ended March 31, 2001 compared to a net loss of $6.0 million for the fiscal year ended March 31, 2000, primarily as a result of an increase in our gross margins and interest expense decreasing from $34.4 million to $24.2 million, offset partially by increased depreciation and amortization related to the continued expansion of our assets, leasing expense of $14.4 million resulting from our operating lease facilities, non-recurring charges, an increase of the income tax provision to $3.6 million from an income tax benefit of $2.0 million, and an extraordinary loss of $9.5 million.

  Fiscal Year Ended March 31, 2000 Compared to Fiscal Year Ended March 31, 1999

     Revenues. Our total revenues for the fiscal year ended March 31, 2000 increased $6.9 million, or 5.3%, to $136.4 million compared to $129.5 million for the fiscal year ended March 31, 1999 due to an increase in rental revenues. Our rental revenues increased by $12.7 million, or 14.8%, to $98.3 million during the fiscal year ended March 31, 2000 from $85.6 million during the fiscal year ended March 31, 1999. Domestic rental revenues increased by $4.8 million, or 6.0%, to $83.6 million during the fiscal year ended March 31, 2000 from $78.8 million during the fiscal year ended March 31, 1999. Our international rental revenues increased by $7.9 million, or 116%, to $14.7 million during the fiscal year ended March 31, 2000 from $6.8 million during the fiscal year ended March 31, 1999. The increase in both domestic and international rental revenues primarily resulted from expansion of our rental fleet. Domestic average rented horsepower for the fiscal year ended March 31, 2000 increased by 11.3% to approximately 482,000 horsepower from approximately 433,000 horsepower for the fiscal year ended March 31, 1999. In addition, international average rented horsepower more than doubled to approximately 49,000 horsepower for the fiscal year ended March 31, 2000 from approximately 22,000 horsepower for the fiscal year ended March 31, 1999, primarily through additional service in Argentina and Colombia. Our revenues from fabrication increased to $25.3 million from $22.4 million, an increase of 12.9%, due to a moderate increase in equipment orders. Our revenues from parts sales and service decreased to $12.7 million from $21.2 million, a decrease of 40.1%, due to our concentration on growing our rental segments as well as a lower level of parts sales and service activity.

     Gross Margin. Gross margin for the fiscal year ended March 31, 2000 increased $7.1 million, or 11.5%, to $69.0 million from gross margin of $61.9 million for the fiscal year ended March 31, 1999. The rental gross margin for the fiscal year ended March 31, 2000 increased $8.3 million, or 15.2%, to $62.9 million compared to gross margin of $54.6 million for the fiscal year ended March 31, 1999. Gross margin increased primarily as the result of the revenue growth discussed above while rental margins remained constant at 64% for the fiscal years ended March 31, 2000 and 1999. Our fabrication gross margin for the fiscal year ended March 31, 2000 increased $0.2 million or 6.3% to $3.4 million compared to a gross margin of $3.2 million for the fiscal year ended March 31, 1999. Fabrication gross margin increased primarily as a result of moderate increases in orders and capacity.

     Our parts sales and service gross margin for the fiscal year ended March 31, 2000 decreased $1.2 million or 30.8%, to $2.7 million compared to a gross margin of $3.9 million for the fiscal year ended March 31, 1999. Parts sales and service gross margin decreased primarily due to a decrease in revenues.

     Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the fiscal year ended March 31, 2000 decreased $0.1 million, or 0.5%, to $16.8 million compared to $16.9 million for the fiscal year ended March 31, 1999. As a percentage of revenue, selling, general and administrative expenses represented 12.3% of revenues for the fiscal year ended March 31, 2000 compared to 13.0% of revenues for the fiscal year ended March 31, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

     In May 2000, concurrently with our initial public offering, we entered into a $200 million, five-year operating lease facility, which involved a sale and leaseback of compression equipment to a trust. Under this operating lease facility, certain of our compression equipment was sold to the trust for approximately $155 million and leased back by us for a five-year period. At the same time, we repaid and terminated a term loan and revolving credit facility and entered into a $50 million secured revolving credit facility which had a five-year term. This revolver and our previous operating lease facility were repaid and terminated in February 2001 in connection with our Weatherford Global acquisition, as described below.

     Our cash and cash equivalents balance at March 31, 2001 was $12.3 million, compared to $1.4 million at March 31, 2000. For the year ended March 31, 2001, we generated cash flow from operations of $88.6 million, used $3.3 million of cash for investing activities and another $75.2 million of cash in financing activities and had a $0.8 million positive effect of exchange rate change.

     During the year ended March 31, 2001, we received $527.5 million was received for compression equipment under our new operating lease facility and asset-backed securitization operating lease facility, $154.6 million was received from the sale of compression equipment under our previous operating lease facility and $149.2 million was received from the initial public offering of our common stock. We used this cash as follows: $455.7 million in connection with the restructuring and refinancing of our and Weatherford Global's existing operating lease facilities, $19.3 million to increase inventory in order to meet increased customer demand, $68.0 million for capital expenditures, $464.8 million for acquisitions, and $204.3 million to make net principal payments on our then outstanding indebtedness, which included termination of our term loan and credit facility, redemption of all of our 11 3/8% senior discount notes and retirement of a financing lease arrangement. Our accounts receivable balance increased disproportionately compared to revenues primarily due to our acquisition of Weatherford Global in February 2001, increased rental billings during the fourth quarter due to additions of rental equipment in our fleet and improved horsepower utilization rates.

     In April 2000, we acquired all of the outstanding stock of Spectrum Rotary Compression Inc. from Energy Spectrum Partners LP in exchange for 287,723 shares of our common stock. Spectrum added approximately 11,600 horsepower to our fleet and provided us with an increased presence in the screw compressor market.

     On September 15, 2000, we completed our acquisition of GCSI, a supplier of natural gas compression equipment and services with fabrication and overhaul facilities in Michigan and Texas for a combination of approximately $12 million in cash, 1,400,726 shares of our common stock and the assumption or refinancing of approximately $63 million of indebtedness. All of the assumed or refinanced indebtedness of GCSI, except for approximately $10 million, was paid off concurrently with the GCSI merger using proceeds received under our previous operating lease facility. This acquisition was accounted for under the purchase method of accounting and resulted in the recognition of approximately $33 million in goodwill. The GCSI acquisition added approximately 138,000 horsepower to our fleet and provided us with an increased customer base, additional market segments and additional fabrication capabilities. Under current operating conditions, we expect to add $35 million to $38 million in revenue per year and approximately $15 million in EBITDA per year as a result of our GCSI acquisition.

     On February 9, 2001, we completed our acquisition of Weatherford Global Compression Services, L.P. and certain related compression service entities that supply natural gas compression equipment and services from Weatherford International, Inc. Under the terms of the merger agreement, a subsidiary of Weatherford International was merged into UCI in exchange for 13.75 million shares of our common stock, which represented approximately 48% of our then outstanding shares (approximately 46% following the Pending Offering), and the restructuring of approximately $323 million in debt and operating leases of Weatherford Global. The transaction was accounted for as a purchase. Prior to closing, Weatherford International acquired the interest of its minority partner in Weatherford Global. In addition, Weatherford International retained certain assets and operations related to Weatherford Global's Singapore-based operations and approximately $10 million in accounts receivable.

     Concurrently with our Weatherford Global acquisition, we raised $427 million under a new operating lease facility funded primarily through the offering of 8 7/8% senior secured notes by BRL Universal Equipment A, L.P., a third party leasing company, which notes are payable from our lease payments under the operating lease. We also entered into a new $125 million secured revolving credit facility and a new $200 million asset-backed securitization operating lease facility. As of the closing of the Weatherford Global acquisition, we had approximately $80 million outstanding under the asset-backed securitization operating lease facility and no amounts outstanding under the revolving credit facility. We used the proceeds from the two new operating lease facilities to restructure existing operating lease obligations, including our previous operating lease facility and those of Weatherford Global, and to refinance a significant portion of our existing indebtedness and that of Weatherford Global. These new facilities, like our previous facilities, contain restrictions on our operations, including our ability to incur additional indebtedness, engage in acquisitions and pay dividends, among other things. The deferred gain from our old operating lease facility was transferred to the new operating lease facilities and will be assessed annually for realizability.

     As of the closing of our Weatherford Global acquisition and related financing transactions on February 9, 2001, we had approximately $198 million outstanding under our 9 7/8% senior notes and approximately $13 million of other indebtedness. We also had approximately $427 million outstanding under our new operating lease facility and approximately $80 million outstanding under our new asset-backed securitization operating lease facility. In addition, on February 28, 2001, we funded approximately $20 million under our asset-backed securitization operating lease facility primarily for our acquisition of IEW, and on April 23, 2001, we funded an additional $35 million under this facility, primarily for our acquisition of Compressor Systems International.

     As of March 31 2001, we had $200.8 million aggregate principal amount outstanding under our 9 7/8% senior discount notes due 2008. In January 2001, UCI, the issuer of these notes, commenced an offer to repurchase all of the notes, and solicited the consent of the holders of the notes to amend the indenture to eliminate substantially all of the restrictive covenants. The tender offer was conditioned upon UCI's receipt of the consent of requisite holders to approve the proposed amendments to the indenture. Because the requisite consents were not received prior to the deadline, UCI terminated the tender offer without purchasing any of the 9 7/8% senior discount notes. Pursuant to the indenture governing those notes, the holders of the notes had the right to require UCI to repurchase the notes as a result of the consummation of the Weatherford Global acquisition at a price equal to 101% of the accreted value, plus accrued and unpaid interest to date. None of the 9 7/8% senior discount notes were tendered by the holders for repurchase. The holders of the 9 7/8% senior discount notes will again have the right to require us to repurchase their 9 7/8% senior discount notes upon consummation of the Pending Stock Offering as Castle Harlan's ownership of less than 20% of our common stock constitutes a change of control under the indenture. We expect to finance any repurchases of the 9 7/8% senior discount notes through our new revolving credit facility or our operating lease facilities.

     As of June 26, 2001, we had unused availability of approximately $178.5 million (approximately $59.5 million under our asset-backed securitization facility and $119 million under our revolving credit facility). Under the revolving credit facility, $110 million is currently committed and $15 million is obtainable upon payment of additional fees. Since we have only made short-term borrowings for cash management purposes under the revolving credit facility, we have delayed incurring the additional fees to have such additional $15 million committed for future borrowing. Subject to certain covenant restrictions, we also have up to an additional $354 million available under our new operating lease facility until one year from February 9, 2001. Additional amounts under this facility would be funded through an additional issuance of senior secured notes by BRL and a corresponding increase in the related BRL term loan and equity investment. The proceeds, if any, from the additional notes, term loan and equity investment would then be used to purchase additional equipment to lease to UCI under the operating lease.

     We entered into an agreement to acquire KCI on May 25, 2001 for approximately $22.9 million in cash and, at our election, up to 727,273 shares of our common stock, depending on the closing price of our shares for a specified period prior to the closing date, or an additional $18.8 million in cash, subject to adjustment. Concurrently with the KCI acquisition, we will repay all of KCI's approximately $57 million of indebtedness. This acquisition will provide us with significant fabrication expertise and capabilities and will add approximately 125,000 horsepower to our rental fleet with an average horsepower utilization rate of 85%. As of April 30, 2001, we estimate that KCI's fabrication backlog was approximately $72 million. Under current operating conditions and with anticipated synergies, we expect to add approximately $100 million in revenue, approximately $14.5 million in EBITDA, as adjusted, and approximately $0.10 in earnings per share for the first full year of combined operations if the KCI acquisition is consummated. In addition, on June 12, 2001, we entered into an agreement to acquire Louisiana Compressor Maintenance, a provider of compressor maintenance and repair services, for approximately $25 million in cash. Under current operating conditions, we expect to add approximately $18 million in revenue and approximately $4.5 million in EBITDA, as adjusted, in the first full year of combined operations if this acquisition is consummated. We intend to finance these acquisitions with proceeds of the Pending Stock Offering and with an additional approximately $69.8 million ($88.6 million if we elect not to issue shares in our acquisition of KCI) of funds obtained under our operating lease facilities or revolving credit facility. These transactions are subject to various closing conditions, including regulatory approvals. Although there can be no assurance that these acquisitions will close, we expect them to be consummated in July 2001.

     As of March 31, 2001, we have realized approximately $15 million of cost savings on annualized basis from our Weatherford Global acquisition, and we expect to realize an additional $5 million in annual cost savings by the end of fiscal 2002, primarily through consolidation and streamlining of operations. However, we may not realize these remaining cost savings as quickly or as fully as we expect. The key drivers for the savings are the overlap of various domestic operations, including fabrication facilities, as well as duplicate selling, general and administrative activities. As a result of our Weatherford Global acquisition, we expect to eliminate a total of two fabrication facilities, 17 sales and service offices and 250-300 personnel positions for an aggregate expected cost to us of approximately $10 million.

     Based upon current levels of activity as well as modest increases in our business due to current market conditions and anticipated customer demands but excluding our pending acquisitions of KCI and Louisiana Compressor Maintenance, we expect to generate revenues between $120 to $130 million and corresponding EBITDA, as adjusted, of $43 million to $45 million for the quarter ending June 30, 2001. In addition, we expect to generate approximately $500 million to $525 million in annual revenue going forward, and the corresponding EBITDA, as adjusted, including the full amount of our estimated $20 million of annual cost savings associated with our Weatherford Global acquisition, is expected to be approximately $190 million to $198 million. Approximately 45 to 50% of revenues in fiscal 2002 is expected to result from domestic rentals, with international revenues accounting for 12 to 15%, fabrication accounting for approximately 20% and parts sales and service revenues at 15 to 20%. The expected gross margins after the cost savings are realized are an initial 62% with a fiscal year-end target of 64 to 65% for the domestic rental business, an initial 68 to 69% with a fiscal year-end target of 72 to 74% for the international rental business, 11 to 15% for the fabrication segment and an initial 21 to 22% with a fiscal year-end target of 25 to 30% for parts sales and service. We anticipate margins will improve as a result of our operating leverage efficiencies as we continue to grow our fleet and the remaining cost savings and synergies from our Weatherford Global acquisition to be achieved, as well as other activities we plan to implement. We anticipate that capital expenditures during fiscal 2002 will be approximately $180 million to $220 million, including approximately $25 million of maintenance capital expenditures, $30 million of international horsepower expenditures and the remainder primarily for domestic horsepower expenditures, but excluding acquisitions. We continue to emphasize our investment in larger horsepower compression rental units and, to a lesser extent, the acquisition leaseback of customer-owned equipment. Our other principal uses of cash will be to meet interest and lease payments and to support changes in our working capital.

     Our average horsepower utilization rate for the year ended March 31, 2001 was 87.6%, and as of May 24, 2001, our utilization rate was approximately 89%. We expect this rate to improve slightly over the 90% level during the next year as we continue to improve the utilization of the Weatherford Global assets in the integration process. Our compressor unit fabrication backlog was approximately $34.2 million as of March 31, 2001, an increase of $23.1 million over the prior year. Not including our pending acquisition of KCI, we expect our fabrication segment to maintain a $40 million backlog consistent with the past few months.

     In addition, we expect to achieve additional savings in purchasing activities and inventory management, as well as other components of working capital, that are not reflected in the $20 million cost savings by the end of fiscal year 2002. We expect these additional cost savings, which will impact operating and selling, general and administrative expenses, to be fully realized by the end of fiscal 2002. We expect our selling, general and administrative expenses of 9.2% of revenues for the quarter ended March 31, 2001 to be an indication of these expenses for our fiscal year 2002. We anticipate that our effective tax rate in fiscal 2002 will be 39%.

     On June 28, 2001, we announced the public offering of 4.0 million shares of the Company's common stock at $28.50 per share, consisting of 1.3 million shares that are being offered by the Company and 2.7 million shares that are being offered by certain selling stockholders, including Castle Harlan and its affiliates. The underwriters may also purchase on a pro rata basis up to an additional 200,000 shares from us and an additional 400,000 shares from the selling stockholders to cover over-allotments, if any. We anticipate receiving approximately $35.1 million in net proceeds from the offering. We intend to use the proceeds from the sale of our shares for pending acquisitions and general corporate purposes. To the extent these acquisitions are not consummated, we expect to repay amounts outstanding under our operating lease facility. This Report on Form 10-K shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of the shares in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

     We believe that funds generated from our operations, together with our existing cash, the net proceeds to us from the Pending Stock Offering, and the additional capacity available under our new credit facility and operating lease facilities will be sufficient to finance our current operations, planned capital expenditures and internal growth for fiscal year 2002. If we were to make significant additional acquisitions for cash, we may need to obtain additional debt, equity or operating lease financing.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. SFAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (2) a hedge of the exposure to variable cash flows of a forecasted transaction, or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. We adopted SFAS 133 and the corresponding amendments under SFAS 138 on April 1, 2001. This statement had no impact on our consolidated results of operations, financial positions or cash flows.

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC issued an amendment to SAB 101, effectively delaying its implementation until the fourth quarter of fiscal years beginning after December 15, 1999. After reviewing SAB 101 and its amendment, we believe that our revenue recognition policy is appropriate and that the effects of SAB 101 and its amendment were immaterial to our results of operations.

     On February 14, 2001, the FASB issued its tentative decisions on the accounting for goodwill in an Exposure Draft, Business Combinations and Intangible Assets -- Accounting for Goodwill. The FASB has tentatively concluded that purchased goodwill should not be amortized; rather it should be reviewed for impairment. The final statement is expected to be issued in late July 2001, effective as to financial statements covering fiscal years beginning after December 15, 2001.

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

RISKS INHERENT IN OUR INDUSTRY

  We Depend on Strong Demand for Natural Gas, and a Prolonged, Substantial Reduction in this Demand Could Adversely Affect the Demand for Our Services and Products.

     Gas compression operations are significantly dependent upon the demand for natural gas. Demand may be affected by, among other factors, natural gas prices, weather, demand for energy and availability of alternative energy sources. Any prolonged, substantial reduction in the demand for natural gas would, in all likelihood, depress the level of production, exploration and development activity and result in a decline in the demand for our compression services and products. Similarly, a decrease in capital spending by our customers could result in reduced demand for our fabrication services or our parts sales and service business. These events could materially adversely affect our business, results of operations and financial condition.

  We Intend to Continue to Make Substantial Capital Investments to Implement Our Business Strategy, Which May Reduce Funds Available for Other Operations.

     We anticipate that we will continue to make substantial capital investments to expand our compressor rental fleet. For the year ended March 31, 2001, net of asset sales (other than under our operating leases), we invested approximately $68.0 million in capital investments, excluding acquisitions. We expect to spend between $180 and $220 million on capital expenditures during fiscal year 2002, excluding acquisitions. Historically, we have financed these investments through internally generated funds, debt offerings and our credit facility and lease financings. These significant capital investments require cash that we could otherwise apply to other business needs. However, if we do not incur these expenditures while our competitors make substantial fleet investments, our market share may decline and our business may be adversely affected. In addition, if we are unable to generate sufficient cash internally or obtain alternative sources of capital, it could materially adversely affect our results of operations, financial condition and growth.

  We May Not Be Successful in Implementing Our Business Strategy, Which May Adversely Affect Our Ability to Finance Our Future Growth.

     Our ability to implement our business strategy successfully depends upon a number of factors including competition, availability of working capital and general economic conditions. Significant elements of our business strategy include growth of our market share and broader participation in the international market for compression services. We cannot assure you that we will succeed in implementing our strategy or be able to obtain financing for this strategy on acceptable terms. The indenture governing our 9 7/8% senior discount notes and our new revolving credit facility and operating lease facilities substantially limit our ability to incur additional debt to finance our growth strategy. See "Business -- Growth Strategy."

  Most of Our Compressor Leases have Short Initial Terms, and We Would Not Recoup the Costs of Our Investment if We Were Unable to Subsequently Lease the Compressors.

     In most cases, the initial terms of our compressor leases with customers are short, with the most common initial term being six months and continuing on a month-to-month basis thereafter at the election of the customer. The initial terms of our leases are too short to enable us to recoup the average cost of acquiring or fabricating compressors under currently prevailing lease rates. As a result, we assume substantial risk of not recovering our entire investment in the equipment we acquire or fabricate. Although we historically have been successful in subsequently leasing our compressors, we may not be able to continue to do so and a substantial number of our rental customers could terminate their leases at approximately the same time. Even if we are successful in re-leasing our compressors as we have been in the past, we may not be able to obtain favorable rental rates. This would have an adverse effect on our revenues.

  We Do Not Insure Against All Potential Losses and Could Be Seriously Harmed by Unexpected Liabilities.

     Natural gas service operations are subject to inherent risks such as equipment defects, malfunction and failures and natural disasters which can result in uncontrollable flows of gas or well fluids, fires and explosions. These risks could expose us to substantial liability for personal injury, wrongful death, property damage, pollution and other environmental damages. Although we have obtained insurance against many of these risks, there can be no assurance that our insurance will be adequate to cover our liabilities. Further, insurance covering the risks we face or in the amounts we desire may not be available in the future or, if available, the premiums may not be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur liability at a time when we are not able to obtain liability insurance, our business, results of operations and financial condition could be materially adversely affected.

  We Are Subject to Substantial Environmental Regulation, and Changes in These Regulations Could Increase Our Costs or Liabilities.

     We are subject to stringent and complex foreign, federal, state and local laws and regulatory standards, including laws and regulations regarding the discharge of materials into the environment, emission controls and other environmental protection and occupational health and safety concerns. See "Business -- Environmental and Other Regulations." Environmental laws and regulations may, in certain circumstances, impose strict liability for environmental contamination, rendering us liable for remediation costs, natural resource damages and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior owners or operators or other third parties. In addition, where contamination may be present, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs. Remediation costs and other damages arising as a result of environmental laws and regulations, and costs associated with new information, changes in existing environmental laws and regulations or the adoption of new environmental laws and regulations could be substantial and could have a material adverse effect on our business, financial condition or results of operations. Moreover, failure to comply with these environmental laws and regulations may result in the imposition of administrative, civil and criminal penalties.

     We currently are engaged in remediation and monitoring activities with respect to some of our properties. The cost of these activities has not been, and we currently do not expect it to be, material to us. We believe that former owners and operators of some of these properties may be responsible under environmental laws and contractual agreements to pay for or perform some of these activities, or to indemnify us for some of our remediation costs. There can be no assurance that these other entities will fulfill their legal or contractual obligations, and their failure to do so could result in material costs to us.

     We routinely deal with natural gas, oil and other petroleum products. As a result of our engineered products and overhaul and field operations, we generate, manage and dispose of or recycle hazardous wastes and substances such as solvents, thinner, waste paint, waste oil, washdown wastes and sandblast material. Although it is our policy to use generally accepted operating and disposal practices in accordance with applicable environmental laws and regulations, hydrocarbons or other hazardous substances or wastes may have been disposed or released on, under or from properties owned, leased or operated by us or on or under other locations where such substances or wastes have been taken for disposal. These properties may be subject to investigatory, remediation and monitoring requirements under foreign, federal, state and local environmental laws and regulations.

     We believe that our operations are in substantial compliance with applicable environmental laws and regulations. Nevertheless, the modification or interpretation of existing environmental laws or regulations, the more vigorous enforcement of existing environmental laws or regulations, or the adoption of new environmental laws or regulations may also negatively impact oil and natural gas exploration and production companies, which in turn could have a material adverse effect on us and other similarly situated service companies.

  We Face Significant Competition that May Cause Us to Lose Market Share and Harm Our Financial Performance.

     The natural gas compression rental service, equipment fabrication, and parts sales and service businesses are highly competitive. Many of our competitors also offer a wide range of compressors for sale or lease, and there are low barriers to entry for individual projects. In addition, we compete with several large national and multinational companies which provide compression services to third parties, many of which have greater financial and other resources than we do. If our competitors substantially increase the resources they devote to the development and marketing of competitive products and services, we may not be able to compete effectively. In addition, in our Weatherford Global acquisition, we acquired most, but not all, of the compression operations of Weatherford International Inc. Weatherford retained certain foreign compression assets that it acquired in a recent acquisition and is not contractually restricted from competing with us.

RISKS SPECIFIC TO OUR COMPANY

  We May Not Be Able to Successfully Integrate Weatherford Global into Our Business, Which Could Cause Us Not to Realize All of the Expected Benefits of the Weatherford Global Acquisition.

     Our Weatherford Global acquisition was significantly larger than any of our previous acquisitions and doubled our size. Integrating Weatherford Global's business into ours is an ongoing process involving a number of potential challenges and costs, including combining, reducing and relocating workforces, facilities and offices and combining systems, processes, administrative functions and corporate cultures. Management issues facing our company are likely to be more complex and challenging than those faced by us prior to our acquisition of Weatherford Global. In addition, we acquired in that acquisition significant foreign operations in areas where we have little or no prior operating experience. The integration process could cause operational difficulties, divert the attention of our management away from managing our business to the assimilation of the operations and personnel of Weatherford Global and have adverse effects on our operating results. Furthermore, if our integration of Weatherford Global is not successful, we may lose personnel, not be able to retain our customer base to the extent expected and experience increased costs and reduced revenues.

  We May Not Achieve All of the Cost Savings and Other Synergies We Expect to Result from Our Recent Weatherford Global Acquisition.

     We expect the integration of Weatherford Global into our business to result in significant cost savings. However, our success in realizing these cost savings, and the timing of this realization, depends on the quality and speed of the integration of our two companies. Although we have realized the benefit of some of these costs savings, we may not realize the remaining cost savings that we anticipate from integrating our operations as quickly or as fully as we expect for a number of reasons, including:

     - the large size and broad geographic presence and the resulting complexity of our company following the Weatherford Global acquisition;

     - our lack of operating experience in several international areas added in the Weatherford Global acquisition;

     - errors in our planning or integration;

     - loss of key personnel;

     - information technology systems failure;

     - unexpected events such as major changes in the markets in which we operate; and

     - costs associated with the acquisition and integration of Weatherford Global into our business may exceed our current expectations.

     Further, our ability to realize cost savings could be affected by a number of factors beyond our control, such as general economic conditions and regulatory developments.

  We Are Highly Leveraged, a Significant Portion of Our Cash Flow Must Be Used to Service Our Debt and We Are Vulnerable to Interest Rate Increases.

     As of June 26, 2001, we had approximately $791.6 million in outstanding indebtedness, including capital leases and operating lease facilities. Of this amount, approximately $83 million bears interest at floating rates. As of that date, we also had unused availability of approximately $178.5 million ($119 million under our new revolving credit facility, subject to commitment of the additional $15 million, and approximately $59.5 million under our new asset-backed securitization operating lease facility). Both the interest payments under our new credit facility and a portion of the lease payments under our new operating lease facilities bear interest at a floating rate (based on a base rate or LIBOR, at our option, in the case of the credit facility, and based on LIBOR, in the case of the operating lease facility), plus a variable amount depending on our operating results. Changes in economic conditions could result in higher interest and lease payment rates, thereby increasing our interest expense and lease payments and reducing our funds available for capital investment, operations or other purposes. If, during the term of the operating lease facilities, the realizable value of the equipment under the facilities is insufficient to satisfy the obligations under the facilities, we may be required to record a loss for our residual value guarantees and may have insufficient funds to provide for repayment of our obligations. Our significant leverage increases our vulnerability to general adverse economic and industry conditions. In addition, a substantial portion of our cash flow must be used to service our debt and lease obligations, which may affect our ability to make acquisitions or capital expenditures.

  Our Financing Arrangements Contain Restrictions That May Limit Our Ability to Finance Future Operations or Engage in Attractive Business Transactions.

     Substantially all of our assets are pledged as collateral under our new credit facility and our new operating lease facilities, each of which contains covenants that restrict our operations. The indenture governing our 9 7/8% senior discount notes also contains restrictive covenants. These covenants place limitations on, among other things, our ability to enter into acquisitions, asset sales and operating lease transactions, and to incur additional indebtedness and create liens. These covenants could hinder our flexibility and restrict our ability to take advantage of market opportunities or respond to changing market conditions. In addition, the completion of the Pending Stock Offering will result in a change of control under the indenture governing our 9 7/8% senior discount notes. As a result, each holder of the 9 7/8% senior discount notes will have the right to require us to repurchase their notes at a price equal to 101% of the accreted value, plus accrued and unpaid interest, if any, to the date of the repurchase. To the extent that holders of the 9 7/8% senior discount notes require us to repurchase the notes, we currently intend to finance the repurchase through our new revolving credit facility and operating lease facilities, which may reduce our funds available for our other business needs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

  Our International Operations, Which Increased Significantly as a Result of Our Weatherford Global Acquisition, Subject Us to Risks That Are Difficult to Predict.

     For the year ended March 31, 2001, we derived approximately 16.0% of our revenues from international operations. We have limited operating experience in some of the international regions we acquired through our Weatherford Global acquisition, including Canada and Thailand. We intend to continue to expand our business in Canada, Latin America and Southeast Asia and, ultimately, into other international markets.

     Our international operations are affected by global economic and political conditions, and we may encounter difficulties managing our international operations. Changes in economic or political conditions and in legal or regulatory requirements in any of the countries in which we operate could result in exchange rate movement, new currency or exchange controls, expropriation or other trade restrictions, including tariffs, being imposed on our operations. Many of these factors are outside of our control. In addition, the financial condition of foreign customers may not be as strong as that of our current domestic customers.

  Weatherford's Voting Power May Give It the Ability to Control the Outcome of Matters Submitted to a Vote of Our Stockholders, and Thus Limit the Rights of Our Other Stockholders to Influence Our Affairs.

     Currently, an affiliate of Weatherford beneficially owns approximately 48% of our outstanding common stock. Following the pending common stock offering, Weatherford will beneficially own approximately 46% of our outstanding common stock. Pursuant to a voting agreement entered into concurrently with our acquisition of Weatherford Global, Weatherford has agreed to limit its voting power to 33 1/3% of our outstanding common stock until the earlier of two years from the closing of that acquisition or the date that Castle Harlan and its affiliates own less than 5% of our outstanding common stock. The sale of shares by Castle Harlan in the offering may result in a termination of the voting agreement if the underwriters' overallotment option is exercised, giving Weatherford voting control over the full amount of our shares that it then owns.

     In addition to its voting control, Weatherford and its affiliates are entitled to designate three persons to serve on our board of directors for so long as they own at least 20% of our outstanding common stock. If Weatherford's ownership falls below 20%, Weatherford may designate only two directors. If Weatherford's ownership falls below 10%, it will no longer have the right to designate directors to our board. Currently, Bernard J. Duroc-Danner, Curtis W. Huff and Uriel E. Dutton are serving as Weatherford's designees to our board. Castle Harlan also is entitled currently to designate a total of three persons to our board of directors. Although it will lose this right following the Pending Stock Offering, its current designees, John K. Castle and William M. Pruellage, are serving terms that do not expire until our 2003 annual meeting of stockholders.

     This voting power, significant stock ownership and board representation gives Weatherford the ability to exercise substantial influence over our ownership, policies, management and affairs and significant control over actions requiring approval of our stockholders. Weatherford's interests could conflict with our other stockholders. See "Item 13. Certain Relationships and Related Transactions" for further information regarding our relationship with Weatherford.

  Sales of a Significant Number of Shares of Our Common Stock Could Depress Our Stock Price.

     Sales of substantial amounts of our common stock in the public market could adversely affect the market price of our common stock, particularly as our stock is thinly traded. Upon completion of the Pending Stock Offering, we will have 29,816,956 shares of common stock outstanding (30,016,956 shares if the underwriters' overallotment option is exercised in full), all of which are freely tradeable without restriction or further registration under the Securities Act unless they are held by persons deemed to be our "affiliates" or acting as "underwriters," as those terms are defined in the Securities Act. We, our executive officers and directors, and some of our other significant stockholders have agreed not to sell any shares of common stock for a period of 90 days from the date of the Pending Stock Offering without the consent of Merrill Lynch. We had reserved 3,012,421 shares of our common stock for issuance under our incentive stock option plan, and options covering 1,775,294 of these shares are outstanding as of May 1, 2001. In addition, the shares of our common stock issued to a subsidiary of Weatherford in our acquisition of Weatherford Global and to some of our other stockholders, including the remaining shares held by Castle Harlan following the Pending Stock Offering, are subject to demand and piggyback registration rights and may be resold at anytime. Any shares issued in our pending acquisition of KCI (up to 727,273 shares) also will be subject to registration rights following the lock-up period. The sale of a substantial number of shares within a short period of time could cause our stock price to decrease, making it more difficult for us to raise funds through future offerings of our common stock and to acquire businesses using our stock as consideration.

  The Market Price of Our Common Stock is Volatile.

     Historically, the market price of common stock of companies engaged in the natural gas industry has been highly volatile. Similarly, the market price of our common stock has varied significantly since our initial public offering in May 2000. In particular, changes in natural gas prices or in the demand for natural gas could affect the price of our common stock.

  We May Not Be Successful in Identifying Potential Acquisition Candidates and It May Be More Difficult or Expensive to Complete Future Acquisitions Using Our Stock as Consideration if Our Stock Price Decreases.

     In accordance with our business strategy, we intend to pursue the acquisition of other companies, assets and product lines that either complement or expand our existing business. We are unable to predict whether or when any suitable candidate will become available or the likelihood of a material acquisition being completed.

     Even if we are able to identify acceptable acquisition candidates, the acquisition of a business involves a number of potential risks, including the diversion of management's attention away from managing our business to the assimilation of the operations and personnel of the acquired business and possible short-term adverse effects on our operating results during the integration process. In addition, we may seek to finance any such acquisition through the issuance of new debt and/or equity securities. Alternatively, a substantial portion of our financial resources could be used to complete any large acquisition for cash, which would reduce our funds available for capital investment, operations or other activities.

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

  Our Operations May Be Adversely Affected by Significant Fluctuations in the Value of the U.S. Dollar.

     Our revenues from international operations and, as a result, our exposure to currency exchange rate fluctuations, have increased as a result of our Weatherford Global acquisition. Although we attempt to match costs and revenues in local currencies, we anticipate that as we continue our expansion on a global basis, there may be many instances in which costs and revenues will not be matched with respect to currency denomination. As a result, we expect that increasing portions of our revenues, costs, assets and liabilities will be subject to fluctuations in foreign currency valuations. Although we may use foreign currency forward contracts or other currency hedging mechanisms from time to time to minimize our exposure to currency exchange rate fluctuations, we may not elect or have the ability to implement hedges or, if we do implement them, that they will achieve the desired effect. We may experience economic losses and a negative impact on earnings or net assets solely as a result of foreign currency exchange rate fluctuations. Further, the markets in which we operate could restrict the removal or conversion of the local or foreign currency, resulting in our inability to hedge against these risks.

  Our Ability to Manage Our Business Effectively Will Be Weakened If We Lose Key Personnel.

     We depend on the continuing efforts of our executive officers and senior management, including Stephen A. Snider, our President and Chief Executive Officer. This dependence likely will be intensified now that we have completed the Weatherford Global acquisition, as a number of our senior executives have substantial experience in managing the challenges presented by rapid growth through acquisitions. The departure of any of our key personnel, including Weatherford Global employees who joined us as a result of the Weatherford

Global acquisition, could have a material adverse effect on our business, operating results and financial condition. We currently have an employment agreement with only one of our executive officers. We do not maintain key man life insurance coverage with respect to Mr. Snider or any of our other executive officers or key management personnel. We are not aware of the upcoming retirement of any of our executive officers or senior management personnel. In addition, we believe that our success depends on our ability to attract and retain additional qualified employees. If we fail to recruit other skilled personnel, we could be unable to compete effectively.

  UCH is a Holding Company and Relies on Its Subsidiaries for Operating Income.

     UCH is a holding company and, as such, it derives all of its operating income from its operating subsidiary, and its subsidiaries. UCH does not have any significant assets other than the stock of our operating subsidiary. Consequently, it is dependent on the earnings and cash flow of its subsidiaries to meet its obligations and pay dividends. Its subsidiaries are separate legal entities that are not legally obligated to make funds available to it, and in some cases may be contractually restricted from doing so. We cannot assure you that our subsidiaries will be able to, or be permitted to, pay to us amounts necessary to meet our obligations or to pay dividends.

  A Third Party Could be Prevented from Acquiring Control of Us Because of the Anti-Takeover Provisions in Our Charter and Bylaws.

     There are provisions in UCH's restated certificate of incorporation and bylaws that may make it more difficult for a third party to acquire control of us, even if a change in control would result in the purchase of your shares at a premium to the market price or would otherwise be beneficial to you. For example, our restated certificate of incorporation authorizes our board of directors to issue preferred stock without stockholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire us. In addition, provisions of our restated certificate of incorporation, such as a staggered board of directors and limitations on the removal of directors, no stockholder action by written consent and limitations on stockholder proposals at meetings of stockholders, could make it more difficult for a third party to acquire control of us. Delaware corporation law may also discourage takeover attempts that have not been approved by our board of directors.

  We Do Not Expect to Pay Dividends.

     We have never paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. In addition, our ability to pay dividends is restricted by our credit facility, the indenture governing our 9 7/8% senior discount notes and our operating lease facilities and other financing arrangements.

  Goodwill and Other Assets Represent a Substantial Percentage of Our Assets, the Amortization of Which Will Adversely Affect Our Earnings.

     As of March 31, 2001, our balance sheet reflected $294.4 million of goodwill and other assets, net of amortization, which includes a preliminary allocation of goodwill of approximately $164.5 million added in connection with our acquisition of Weatherford Global. We had total assets as of March 31, 2001 of $1,176 million. Amortization of goodwill and other assets will have a negative impact on our earnings. In addition, we periodically evaluate whether events and circumstances have occurred that indicate the remaining balance of these assets may not be recoverable or should be amortized over a shorter period. When factors indicate that assets should be evaluated for possible impairment, we may be required to reduce the carrying value of these assets. When factors indicate that these assets will be valuable for a period shorter than originally anticipated, we may be required to amortize a larger portion of the remaining balance of these assets over a shorter remaining life. The reduction in carrying value or amortization period could have a material adverse effect on our results of operations.

  You Should Not Place Undue Reliance on Forward-Looking Statements, as Our Actual Results May Differ Materially from Those Anticipated in Our Forward-Looking Statements.

     This report contains forward-looking statements about our operations, economic performances and financial condition. These statements are based on a number of assumptions and estimates, which are inherently subject to significant uncertainties and contingencies, many of which are beyond our control, and reflect future business decisions, which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect our results of operations. See "Part I. Special Note Regarding Forward Looking Statements".

                          UNIVERSAL COMPRESSION, INC.

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements, and the notes thereto, and the other financial information appearing elsewhere in this report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See "Part I. Special Note Regarding Forward-Looking Statements" and "Risk Factors."

  Fiscal Year Ended March 31, 2001 Compared to Fiscal Year Ended March 31, 2000

     Revenues. Universal's total revenue for the fiscal year ended March 31, 2001 increased $96.4 million, or 70.7%, to $232.8 million, compared to $136.4 million for the fiscal year ended March 31, 2000. Rental revenues increased by $50.9 million, or 51.8%, to $149.2 million during the fiscal year ended March 31, 2001 from $98.3 million during the fiscal year ended March 31, 2000. Domestic rental revenues increased by $43.1 million, or 51.6%, to $126.7 million during the fiscal year ended March 31, 2001 from $83.6 million during the fiscal year ended March 31, 2000. International rental revenues increased by $7.8 million, or 53.1%, to $22.5 million during the fiscal year ended March 31, 2001 from $14.7 million during the fiscal year ended March 31, 2000. The increase in domestic rental revenue primarily resulted from expansion of the rental fleet through the acquisition of GCSI, Weatherford Global and core growth. The increase in international rental revenue resulted from expansion of the international rental fleet primarily through the addition of horsepower from Universal's acquisitions, continued high utilization rates and the impact of our Weatherford Global acquisition. During the quarter ended December 31, 2000, Universal we started their first rental project in Mexico consisting of 10,000 horsepower. This project contributed approximately $4.7 million in one-time turnkey installation revenue.

     Domestic average rented horsepower for the fiscal year ended March 31, 2001 increased by 61.0% to approximately 776,000 horsepower from approximately 482,000 horsepower for the fiscal year ended March 31, 2000. In addition, international average rented horsepower for the fiscal year ended March 31, 2001 increased by 81.6% to approximately 89,000 horsepower from approximately 49,000 horsepower for the fiscal year ended March 31, 2000, primarily through expansion of the international rental fleet, continued high utilization rates and additional service in South America. Average horsepower utilization rate for the fiscal year ended March 31, 2001 was approximately 87.6%, up from 80.7% in the fiscal year ended 2000. At the end of the quarter, Universal had approximately
1.9 million available horsepower with an additional 69,000 horsepower operated and maintained for customers. Average horsepower utilization rate for the quarter ended March 31, 2001 was 88.8% and at March 31, 2001 was approximately 88.4%. These horsepower and utilization amounts include GCSI for the full fourth quarter and Weatherford Global for the 50 days from the date of the merger.

     Revenue from fabrication increased to $61.8 million from $25.3 million, an increase of 144.3%. The increase in fabrication revenue, consisting mostly of equipment fabrication, for the last half of the fiscal year was due primarily to the acquisitions of GCSI and Weatherford Global. Revenues from fabrication vary quarter to quarter due to the time of completion of the equipment being sold. Universal's backlog of fabrication projects at the end of the fiscal year ended March 31, 2001 was approximately $34.2 million, compared with a backlog of $11.1 million at the same time a year earlier. From December 31, 2000 to March 31, 2001, backlog increased $3.7 million.

     Revenues from parts sales and service increased to $21.5 million during the fiscal year ended March 31, 2001 from $12.7 million during the fiscal year ended March 31, 2000, an increase of 69.3%. The increase for the last half of the fiscal year was due primarily to the acquisitions of GCSI and Weatherford Global.

     As a result of the Weatherford Global acquisition, Universal's parts sales and service segment has become a more significant part of the business. Parts sales and service revenue increased to $12.6 million from $2.4 million in the quarter ended March 31, 2001, an increase of 425.0% from the prior year period, with a gross margin of $2.2 million on the fiscal year as compared to a gross margin of $0.6 million for the prior year period.

     Gross Margin. Universal's gross margin (defined as total revenue less rental expense, cost of sales (exclusive of depreciation and amortization), gain on asset sales and interest income) for the fiscal year ended March 31, 2001 increased $40.6 million, or 58.8%, to $109.6 million from gross margin of $69.0 million for the fiscal year ended March 31, 2000. Rental gross margin for the fiscal year ended March 31, 2001 increased $34.0 million, or 54.1%, to $96.9 million compared to gross margin of $62.9 million for the fiscal year ended March 31, 2000. Rental gross margin increased primarily as the result of Universal's rental revenue growth discussed above and operating cost improvements realized by rental operations. Fabrication gross margin for the fiscal year ended March 31, 2001 increased $5.6 million, or 164.7%, to $9.0 million compared to a gross margin of $3.4 million for the fiscal year ended March 31, 2000. Fabrication gross margin increased primarily due to strong customer demand, cost reductions and their resulting gross margin effects.

     Parts sales and service gross margin for the fiscal year ended March 31, 2001 increased $0.8 million or 29.6%, to $3.5 million compared to a gross margin of $2.7 million for the fiscal year ended March 31, 2000. Parts sales and service revenue increased primarily due to the acquisition of Weatherford Global.

     Selling, General and Administrative Expenses. Universal's selling, general and administrative expenses for the fiscal year ended March 31, 2001 increased $4.3 million compared to the fiscal year ended March 31, 2000. Selling, general and administrative expenses represented 9.1% of revenue for the fiscal year ended March 31, 2001 compared to 12.3% of revenue for the fiscal year ended March 31, 2000. The percentage decrease was primarily due to the approximately $4.7 million in one-time turnkey installation revenues associated with a large rental project in Mexico and the elimination of management fees in connection with Holdings' our initial public offering in May 2000, in addition to synergies achieved in the acquisitions of GCSI and Weatherford Global. These reductions have been offset partially by increases in certain expenses related to operating as a publicly traded company.

     EBITDA, as adjusted, for the fiscal year ended March 31, 2001 increased 59.4% to $88.6 million from $55.6 million for the fiscal year ended March 31, 2000, primarily due to increases in horsepower and utilization of the compression rental fleet, gross margin contribution from fabrication and sales, operating cost improvements realized by rental operations, and a decreased percentage of selling, general and administrative expenses, as discussed above. EBITDA, as adjusted, is defined as net income plus income taxes, interest expense, leasing expense, management fees, depreciation and amortization, excluding non-recurring items and extraordinary gains or losses. EBITDA, as adjusted, is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as an indicator of Universal's operating performance or to net cash provided by operating activities as a measure of its liquidity. Additionally, the EBITDA, as adjusted, computation used herein may not be comparable to other similarly titled measures of other companies. EBITDA, as adjusted, represents a measure upon which management assesses financial performance, and certain covenants in our borrowing arrangements will be tied to similar measures. We believe that EBITDA, as adjusted, is a standard measure of financial performance used for valuing companies in the compression industry. EBITDA, as adjusted, is a useful common yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the majority of which are long-lived assets in the compression industry), or what their tax attributes may be.

     Non-recurring Charges. During the fiscal year ended March 31, 2001, Universal incurred non-recurring charges of $8.7 million related to the early termination of a management agreement and a consulting agreement and other related fees in connection with Holdings' initial public offering and concurrent financing transactions as well as costs related to facilities and headcount reduction associated with the Weatherford Global acquisition.

     Depreciation and Amortization. Depreciation and amortization increased by $7.5 million to $33.5 million during the fiscal year ended March 31, 2001, compared to $26.0 million during the fiscal year ended March 31, 2000. The increase resulted primarily from expansion of the rental fleet offset partially by the compressor equipment sold and leased back under the previous operating lease facility.

     Operating Lease. Universal incurred leasing expense of $14.4 million during the fiscal year ended March 31, 2001 resulting from the operating lease facilities. The outstanding balance under the operating lease facilities at March 31, 2001 was $527.5 million, consisting of $427.0 million under the new operating lease facility and $100.5 million under the asset-backed securitization operating lease facility.

     Interest Expense. Interest expense decreased $7.3 million to $22.6 million for the fiscal year ended March 31, 2001 from $30.9 million for the fiscal year ended March 31, 2000, primarily as a result of the reduction of debt resulting from UCH's initial public offering and financing restructurings. The decrease in interest expense was offset partially by increased accretion of our 9 7/8% senior discount notes and the assumption and refinancing of debt related to the GCSI acquisition.

     Extraordinary Loss. During the fiscal year ended March 31, 2001, we incurred extraordinary losses of $10.6 million ($6.6 million net of income tax) related to debt restructurings that occurred concurrently with our initial public offering and the Weatherford Global acquisition.

     Net Loss. Universal had a net loss of $1.1 million for the fiscal year ended March 31, 2001 compared to a net loss of $3.9 million for the fiscal year ended March 31, 2000, primarily as a result of an increase in gross margins and interest expense decreasing from $30.9 million to $22.6 million, offset partially by increased depreciation and amortization related to the continued expansion of Universal's assets, leasing expense of $14.4 million resulting from the operating lease facilities, non-recurring charges, an increase of the income tax provision to $3.9 million from an income tax benefit of $0.7 million, and an extraordinary loss of $6.6 million.

  Fiscal Year Ended March 31, 2000 Compared to Fiscal Year Ended March 31, 1999

     Revenues. Universal's total revenues for the fiscal year ended March 31, 2000 increased $6.9 million, or 5.3%, to $136.4 million compared to $129.5 million for the fiscal year ended March 31, 1999 due to an increase in rental revenues. Rental revenues increased by $12.7 million, or 14.8%, to $98.3 million during the fiscal year ended March 31, 2000 from $85.6 million during the fiscal year ended March 31, 1999. Domestic rental revenues increased by $4.8 million, or 6.0%, to $83.6 million during the fiscal year ended March 31, 2000 from $78.8 million during the fiscal year ended March 31, 1999. Our international rental revenues increased by $7.9 million, or 116%, to $14.7 million during the fiscal year ended March 31, 2000 from $6.8 million during the fiscal year ended March 31, 1999. The increase in both domestic and international rental revenues primarily resulted from expansion of the rental fleet. Domestic average rented horsepower for the fiscal year ended March 31, 2000 increased by 11.3% to approximately 482,000 horsepower from approximately 433,000 horsepower for the fiscal year ended March 31, 1999. In addition, international average rented horsepower more than doubled to approximately 49,000 horsepower for the fiscal year ended March 31, 2000 from approximately 22,000 horsepower for the fiscal year ended March 31, 1999, primarily through additional service in Argentina and Colombia. Revenues from fabrication and sales decreased to $38.1 million from $43.6 million, a decrease of 12.6%, due to a lower level of equipment and parts activity.

     Gross Margin. Gross margin for the fiscal year ended March 31, 2000 increased $7.1 million, or 11.5%, to $69.0 million from gross margin of $61.9 million for the fiscal year ended March 31, 1999. The rental gross margin for the fiscal year ended March 31, 2000 increased $8.3 million, or 15.2%, to $62.9 million compared to gross margin of $54.6 million for the fiscal year ended March 31, 1999. Gross margin increased primarily as the result of the revenue growth discussed above while rental margins remained constant at 64% for the fiscal years ended March 31, 2000 and 1999.

     Selling, General and Administrative Expenses. Universal's selling, general and administrative expenses for the fiscal year ended March 31, 2000 decreased $0.1 million, or 0.5%, to $16.8 million compared to $16.9 million for the fiscal year ended March 31, 1999. As a percentage of revenue, selling, general and administrative expenses represented 12.3% of revenues for the fiscal year ended March 31, 2000 compared to 13.0% of revenues for the fiscal year ended March 31, 1999.

     Interest Expense. Interest expense increased $4.6 million to $30.9 million for the fiscal year ended March 31, 2000 from $26.3 million for the fiscal year ended March 31, 1999, primarily as the result of increased borrowings under the revolving credit facility, increased accretion of discount notes, the financing lease and increased interest rates.

     Net Loss. Universal had a net loss of $3.9 million for the fiscal year ended March 31, 2000 compared to a net loss of $0.5 million for the fiscal year ended March 31, 1999. This increase in net loss was primarily due to interest expense increasing from $26.3 million to $30.9 million and depreciation and amortization related to the continued expansion of Universal's assets increasing from $19.3 million to $26.0 million, which was offset by an increased income tax benefit and the factors discussed above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to some market risk due to the floating or variable interest rates under our financing arrangements. A portion of the interest and lease payments under our financing arrangements are based on a floating rate (a base rate or LIBOR, at our option, in the case of our revolving credit facility, and LIBOR, in the case of our operating lease facilities) plus a variable amount based on our operating results. The one-month LIBOR rate at March 31, 2001 was 5.08%. A 1.0% increase in interest rates would result in a $0.8 million annual increase in interest and operating lease expense. As of March 31, 2001, approximately $83 million of our indebtedness and other obligations outstanding bear interest at floating rates.

     In order to minimize any significant foreign currency credit risk, we generally contractually require that payment by our customers be made in U.S. dollars. If payment is not made in U.S. dollars, we generally utilize the exchange rate into U.S. dollars on the payment date or balance payments in local currency against local expenses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated statements of the Company and Universal included in this Report beginning on page F-1 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None for the Company or Universal.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information to be included in the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders under the captions "Election as Directors" is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

     The information included or to be included under the caption "Executive Compensation" in the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information included or to be included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information included or to be included under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders is incorporated by reference herein

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Report:

          1. Financial Statements -- The financial statements of the Company and Universal listed in the accompanying Index to Consolidated Financial Statements on page F-1 are filed as part of this annual report and such Index to Consolidated Financial Statements is incorporated herein by reference.

          2. Financial Statement Schedules -- Schedule II Valuation and Qualifying Accounts is included on Page E-1. All other schedules have been omitted as the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

     (b) Reports on Form 8-K

     Five reports were filed on Form 8-K during the fourth quarter of fiscal
2001.

     1. A Current Report on Form 8-K was filed on January 2, 2001, which reported under the caption "Item 5 -- Other Events" that in connection with the acquisition of Weatherford Global Compression Services, L.P. the definitive proxy statement had been filed. The report also included information on the restructuring of indebtedness of Universal Compression, Inc. and Weatherford Global. This report included unaudited pro forma financial information and historical financial statements with respect to the Weatherford Global acquisition.

     2. A Current Report on Form 8-K was filed on January 29, 2001, which reported under the caption "Item 5 -- Other Events" Universal Compression Holdings, Inc.'s financial results for the third quarter of fiscal year 2001. This report included additional information on the Weatherford Global acquisition and the related restructuring of indebtedness.

     3. A Current Report on Form 8-K was filed on February 21, 2001, which reported under the caption "Item 1 -- Change of Control of Registrant" that the acquisition of Weatherford Global had been completed giving Weatherford International, Inc., through a subsidiary, ownership of 48% of Universal Compression Holdings, Inc.'s outstanding common stock. Information with respect to the acquisition of Weatherford Global was also reported under "Item
2 -- Acquisition or Disposition of Assets." Approval by the shareholders of Universal Compression Holdings, Inc. of an increase in the number of shares available for issuance under Universal Compression Holdings, Inc.'s Incentive Stock Option Plan and information regarding the restructuring of the indebtedness of Universal Compression, Inc. and Weatherford Global in connection with the Weatherford Global acquisition was also reported under "Item 5 -- Other Events."

     4. A Current Report on Form 8-K was filed on March 1, 2001, which reported under the caption "Item 5 -- Other Events" the acquisition of ISS Compression, Inc. and its operating subsidiary, IEW Compression, Inc.

     5. A Current Report on Form 8-K was filed on March 23, 2001, which reported under the caption "Item 5 -- Other Events" the filing of a Registration Statement on Form S-4 with respect to the registration of the new 8 7/8% senior secured notes of BRL Universal Equipment 2001 A, L.P. and BRL Universal Equipment Corp., which were offered in exchange for the old 8 7/8% senior secured notes that were offered in a private placement pursuant to Rule 144A of the Securities Act, as well as Universal Compression, Inc.'s related lease obligations and Universal Compression Holdings, Inc.'s guarantee obligations with respect to the lease obligations.

     (c) Exhibits.

        EXHIBIT                                  DESCRIPTION
        -------                                  -----------

          2.1            -- Agreement and Plan of Merger, dated as of August 4, 2000, by and among Universal Compression Holdings, Inc.,
                            Universal Compression, Inc., Gas Compression Services,
                            Inc., the Reuben James Helton Trust Dated January 24,
                            2000, and Michael Pahl (incorporated by reference to
                            Exhibit 2.1 to Universal Compression Holdings, Inc.'s
                            Current Report on Form 8-K dated September 29, 2000).

          2.2            -- Agreement and Plan of Merger, dated October 23, 2000, by and among Weatherford International, Inc., WEUS Holding,
                            Inc., Enterra Compression Company, Universal Compression
                            Holdings, Inc. and Universal Compression, Inc.
                            (incorporated by reference to Exhibit 2.2 to Universal
                            Compression Holdings, Inc.'s Quarterly Report on Form
                            10-Q for the quarter ended September 30, 2000).

          3.1            -- Restated Certificate of Incorporation of Universal
                            Compression Holdings, Inc. (incorporated by reference to
                            Exhibit 3.1 to Universal Compression Holdings, Inc.'s
                            Quarterly Report on Form 10-Q for the quarter ended June
                            30, 2000).

          3.2            -- Restated Bylaws of Universal Compression Holdings, Inc.
                            (incorporated by reference to Exhibit 3.2 to Universal
                            Compression Holdings, Inc.'s Quarterly Report on Form
                            10-Q for the quarter ended June 30, 2000).

          4.1            -- Specimen common stock certificate of Universal
                            Compression Holdings, Inc. (incorporated by reference to
                            Exhibit 4.1 to Amendment No. 2 dated May 22, 2000 to
                            Universal Compression Holdings, Inc.'s Registration
                            Statement on Form S-1 (File No. 333-34090)).

          4.2            -- Indenture, dated as of February 20, 1998, between
                            Universal Compression, Inc. and the United States Trust
                            Company of New York, as Trustee, with respect to the
                            9 7/8% Senior Discount Notes (incorporated by reference
                            to Exhibit 4.3 to Universal Compression, Inc.'s
                            Registration Statement on Form S-4 dated March 19, 1998
                            (File No. 333-48279)).

          4.3            -- First Supplemental Indenture, dated May 9, 2000, between
                            Universal Compression, Inc. and United States Trust
                            Company of New York, as Trustee, with respect to the
                            9 7/8% Senior Discount Notes (incorporated by reference
                            to Exhibit 4.7 to Amendment No. 2 dated May 22, 2000 to
                            Universal Compression Holdings, Inc.'s Registration
                            Statement on Form S-1 (File No. 333-34090)).

          4.4            -- Second Supplemental Indenture, dated as of May 30, 2000, by and among Universal Compression, Inc., Universal
                            Compression Holdings, Inc. and United States Trust
                            Company of New York, as trustee (incorporated by
                            reference to Exhibit 4.3 to Universal Compression
                            Holdings, Inc.'s Quarterly Report on Form 10-Q for the
                            quarter ended September 30, 2000).

        EXHIBIT                                  DESCRIPTION
        -------                                  -----------

          4.5            -- Third Supplemental Indenture, dated as of October 15,
                            2000, by and among Universal Compression, Inc., Gas
                            Compression Finance Corporation, G.C.S. Distributing
                            L.L.C., Gas Compression Realty L.L.C. and United States
                            Trust Company of New York, as trustee (incorporated by
                            reference to Exhibit 4.4 to Universal Compression
                            Holdings, Inc.'s Quarterly Report on Form 10-Q for the
                            quarter ended September 30, 2000).

          4.6            -- Specimen of Universal Compression, Inc.'s 9 7/8% Senior
                            Discount Notes due 2008 (incorporated by reference to
                            Exhibit 4.2 to Universal Compression, Inc.'s Registration
                            Statement on Form S-4 dated March 19, 1998 (File No.
                            333-48279)).

          4.7            -- Indenture with respect to the 8 7/8% Senior Secured Notes due 2008, dated as of February 9, 2001, among BRL
                            Universal Equipment 2001 A, L.P. and BRL Universal
                            Equipment Corp., as Issuers, and The Bank of New York, as
                            Indenture Trustee (incorporated by reference to Exhibit
                            10.4 to Universal Compression Holdings, Inc.'s Quarterly
                            Report on Form 10-Q for the quarter ended December 31,
                            2000).

          4.8            -- Indenture, dated as of February 9, 2001, between BRL
                            Universal Compression Funding I, L.P., Issuer, and Wells
                            Fargo Bank Minnesota, National Association, Indenture
                            Trustee (incorporated by reference to Exhibit 4.10 to
                            Universal Compression Holdings, Inc.'s Registration
                            Statement on Form S-4 dated March 20, 2001 (File No.
                            333-57302)).

          4.9            -- Series 2001 -- 1 Supplement, dated as of February 9, 2001 to Indenture dated as of February 9, 2001, between BRL
                            Universal Compression Funding I, L.P., Issuer, and Wells
                            Fargo Bank Minnesota, National Association, Indenture
                            Trustee (incorporated by reference to Exhibit 4.11 to
                            Universal Compression Holdings, Inc.'s Registration
                            Statement on Form S-4 dated March 20, 2001 (File No.
                            333-57302)).

          9.1            -- Voting Trust Agreement, dated February 20, 1998, among
                            Universal Compression Holdings, Inc., John K. Castle, as
                            voting trustee and certain stockholders party thereto
                            (incorporated by reference to Exhibit 9.1 to Amendment
                            No. 2 dated September 17, 1998 to Universal Compression
                            Holdings, Inc.'s Registration Statement on Form S-4 dated
                            March 19, 1998 (File No. 333-48283)).

          9.2            -- Voting Trust Agreement, dated December 1, 1998, among
                            Universal Compression Holdings, Inc., John K. Castle, as
                            voting trustee and certain other parties thereto
                            (incorporated by reference to Exhibit 9.1 to Universal
                            Compression Holdings, Inc.'s Quarterly Report on Form
                            10-Q for the quarter ended December 31, 1998)).

         10.1            -- Registration Rights Agreement dated February 20, 1998 by and among Universal Compression, Inc., Castle Harlan
                            Partners III, L.P. and each other party listed as
                            signatory thereto (incorporated by reference to Exhibit
                            10.14 to Universal Compression Holdings, Inc.'s
                            Registration Statement on Form S-4 dated March 19, 1998
                            (File No. 333-48283)).

         10.2            -- Form of Instruments of Accession to Registration Rights
                            Agreement for each of Richard W. FitzGerald and Valerie
                            L. Banner (incorporated by reference to Exhibit 4.10 to
                            Universal Compression Holdings, Inc.'s Registration
                            Statement on Form S-1 (File No. 333-34090)).

        EXHIBIT                                  DESCRIPTION
        -------                                  -----------

         10.3            -- Instrument of Accession to Registration Rights Agreement,
                            dated April 28, 2000, for Energy Spectrum Partners LP
                            (incorporated by reference to Exhibit 10.19 to Amendment
                            No. 2 dated May 22, 2000 to Universal Compression
                            Holdings, Inc.'s Registration Statement on Form S-1 (File
                            No. 333-34090)).

         10.4            -- Registration Agreement, dated September 15, 2000, by and among Universal Compression Holdings, Inc., the Reuben
                            James Helton Trust Dated January 24, 2000, and Michael
                            Pahl (incorporated by reference to Exhibit 4.1 to
                            Universal Compression Holdings, Inc.'s Current Report on
                            Form 8-K dated September 29, 2000).

         10.5            -- Registration Rights Agreement, dated as of February 9,
                            2001, by and between WEUS Holding, Inc. and Universal
                            Compression Holdings, Inc. (incorporated by reference to
                            Exhibit 4.3 to Universal Compression Holding, Inc.'s
                            Quarterly Report on Form 10-Q for the quarter ended
                            December 31, 2000).

         10.6            -- Voting Agreement, dated February 20, 1998, among Castle
                            Harlan Partners, Universal Compression Holdings, Inc. and
                            certain other parties thereto (incorporated by reference
                            to Exhibit 10.13 to Universal Compression Holdings,
                            Inc.'s Registration Statement on Form S-4 dated March 19,
                            1998 (File No. 333-48283)).

         10.7            -- First Amendment to Voting Agreement, dated as of May 19,
                            2000, among Castle Harlan Partners, Universal Compression
                            Holdings, Inc. and certain other parties thereto
                            (incorporated by reference to Exhibit 9.5 to Amendment
                            No. 2 dated May 22, 2000 to Universal Compression
                            Holdings, Inc.'s Registration Statement on Form S-1 (File
                            No. 333-34090)).

         10.8            -- Voting Agreement, dated as of February 9, 2001, among
                            Weatherford International, Inc., WEUS Holdings, Inc. and
                            Universal Compression Holdings, Inc. (incorporated by
                            reference to Exhibit 4.1 to Universal Compression
                            Holding, Inc.'s Quarterly Report on Form 10-Q for the
                            quarter ended December 31, 2000).

         10.9            -- Transitional Services Agreement, dated as of February 9,
                            2001, between Weatherford International, Inc. and
                            Weatherford Global Compression Services, L.P.
                            (incorporated by reference to Exhibit 10.1 to Universal
                            Compression Holdings, Inc.'s Quarterly Report on Form
                            10-Q for the quarter ended December 31, 2000).

         10.10           -- Equipment Lease Agreement with respect to the senior
                            secured notes operating lease facility, dated as of
                            February 9, 2001, between BRL Universal Equipment 2001 A,
                            L.P., as Lessor, and Universal Compression, Inc., as
                            Lessee (incorporated by reference to Exhibit 10.2 to
                            Universal Compression Holdings, Inc.'s Registration
                            Statement on Form S-4 dated March 20, 2001 (File No.
                            333-57302)).

        EXHIBIT                                  DESCRIPTION
        -------                                  -----------

         10.11           -- Participation Agreement, dated as of February 9, 2001,
                            among Universal Compression, Inc., as Lessee, Universal
                            Compression Holdings, Inc., as Guarantor, BRL Universal
                            Equipment 2001 A, L.P., as Lessor, Bankers Trust Company
                            and the other financial institutions listed on the
                            signature pages thereto as Tranche B Lenders, the Bank of
                            New York, not in its individual capacity but as Indenture
                            Trustee, Paying Agent, Transfer Agent and Registrar for
                            the Tranche A Noteholders, BRL Universal Equipment
                            Management, Inc., as Lessor General Partner, Bankers
                            Trust Company, as Administrative Agent and Collateral
                            Agent for Tranche B Lenders and Indenture Trustee on
                            behalf of the Tranche A Noteholders, Deutsche Bank Alex.
                            Brown Inc., as Arranger, The Bank of Nova Scotia, as
                            Syndicate Agent for Tranche B Lenders, Bank One, N.A., as
                            Documentation Agent for Tranche B Lenders, and First
                            Union National Bank, as Managing Agent (incorporated by
                            reference to Exhibit 10.3 to Amendment No. 1 dated as of
                            April 26, 2001 to Universal Compression Holdings, Inc.'s
                            Registration Statement on Form S-4 (File No. 333-57302)).

         10.12           -- First Amendment to Participation Agreement dated as of
                            March 20, 2001 by and among Universal Compression, Inc.,
                            as Lessee, Universal Compression Holdings, Inc., as
                            Guarantor, BRL Universal Equipment 2001 A, L.P., as
                            Lessor, Bankers Trust Company and the other financial
                            institutions listed on the signature pages thereto as
                            Tranche B Lenders, BRL Universal Equipment Management,
                            Inc., as Lessor General Partner, Bankers Trust Company,
                            as Administrative Agent for Tranche B Lenders and
                            Indenture Trustee acting on behalf of the Tranche A
                            Noteholders, and Bankers Trust Company, as Collateral
                            Agent for Tranche B Lenders and Indenture Trustee acting
                            on behalf of the Tranche A Noteholders (incorporated by
                            reference to Exhibit 10.4 to Amendment No. 1 dated as of
                            April 26, 2001 to Universal Compression Holdings, Inc.'s
                            Registration Statement on Form S-4 (File No. 333-57302)).

         10.13           -- Tranche B Loan Agreement, dated as of February 9, 2001, among BRL Universal Equipment 2001 A, L.P., as Borrower,
                            Bankers Trust Company, as Administrative Agent and
                            Collateral Agent, and The Tranche B Lenders Party
                            Thereto, as Tranche B Lenders (incorporated by reference
                            to Exhibit 10.4 to Universal Compression Holdings, Inc.'s
                            Registration Statement on Form S-4 dated March 20, 2001
                            (File No. 333-57302)).

         10.14           -- Master Equipment Lease Agreement, with respect to the ABS operating lease facility, dated as of February 9, 2001,
                            between BRL Universal Compression Funding I, L.P., as
                            Head Lessor and UCO Compression LLC, as Head Lessee
                            (incorporated by reference to Exhibit 10.5 to Universal
                            Compression Holdings, Inc.'s Registration Statement on
                            Form S-4 dated March 20, 2001 (File No. 333-57302)).

         10.15           -- Senior Secured Revolving Credit Agreement, dated as of
                            February 9, 2001, among Universal Compression, Inc., as
                            Borrower, First Union National Bank, as Administration
                            Agent, Bank One, N.A., as Syndication Agent, and the
                            lenders signatory thereto (incorporated by reference to
                            Exhibit 10.6 to Universal Compression Holdings, Inc.'s
                            Registration Statement on Form S-4 dated March 20, 2001
                            (File No. 333-57302)).

        EXHIBIT                                  DESCRIPTION
        -------                                  -----------

         10.16           -- Guaranty and Collateral Agreement made by Universal
                            Compression Holdings, Inc. and Universal Compression,
                            Inc. and in favor of First Union National Bank, as
                            Administrative Agent, dated as of February 9, 2001
                            (incorporated by reference to Exhibit 10.8 to Universal
                            Compression Holdings, Inc.'s Quarterly Report on Form
                            10-Q for the quarter ended December 31, 2000).

         10.17           -- Security Agreement (Pledge and Assignment), dated as of
                            February 9, 2001, between Universal Compression
                            International, Inc. and First Union National Bank, as
                            Administrative Agent (incorporated by reference to
                            Exhibit 10.9 to Universal Compression Holdings, Inc.'s
                            Quarterly Report on Form 10-Q for the quarter ended
                            December 31, 2000).

         10.18           -- Engagement and Indemnity Letter, dated February 9, 2001, among Universal Compression, Inc., Universal Compression
                            Holdings, Inc., Deutsche Bank Alex. Brown Inc., First
                            Union Securities, Inc., Goldman Sachs & Co., Banc One
                            Capital Markets, Inc., Scotia Capital (USA), Inc., BRL
                            Universal Equipment 2001 A, L.P., and BRL Universal
                            Equipment Corp. (incorporated by reference to Exhibit
                            10.12 to Universal Compression Holdings, Inc.'s Quarterly
                            Report on Form 10-Q for the quarter ended December 31,
                            2000).

         10.19           -- Management Agreement dated February 9, 2001, among
                            Universal Compression, Inc., UCO Compression LLC and BRL
                            Universal Compression Funding I, L.P. (incorporated by
                            reference to Exhibit 10.10 to Universal Compression
                            Holdings, Inc.'s Registration Statement on Form S-4 dated
                            March 20, 2001 (File No. 333-57302)).

         10.20           -- Guaranty made by Universal Compression Holdings, Inc. for the benefit of UCO Compression LLC, BRL Universal
                            Compression Funding I, L.P. and Wells Fargo Bank National
                            Association, dated as of February 9, 2001 (incorporated
                            by reference to Exhibit 10.11 to Universal Compression
                            Holdings, Inc.'s Registration Statement on Form S-4 dated
                            March 20, 2001 (File No. 333-57302)).

         10.21           -- Subsidiary Assumption Agreement, dated as of October 15,
                            2000, by and among Gas Compression Finance Corporation,
                            G.C.S. Distributing, L.L.C., and Gas Compression Realty,
                            L.L.C. (incorporated by reference to Exhibit 10.4 to
                            Universal Compression Holding, Inc.'s Quarterly Report on
                            Form 10-Q for the quarter ended September 30, 2000).

         10.22           -- Escrow Agreement, dated as of September 15, 2000, by and among Universal Compression Holdings, Inc., the Reuben
                            James Helton Trust Dated January 24, 2000, Garlin Rhymes,
                            as representative of the trust, Michael Pahl and State
                            Street Bank and Trust Company (incorporated by reference
                            to Exhibit 10.1 to Universal Compression Holdings, Inc.'s
                            and Universal Compression, Inc.'s Current Report on Form
                            8-K dated September 29, 2000).

         10.23           -- Waiver and Agreement, dated as of September 13, 2000, by and among Universal Compression Holdings, Inc., Universal
                            Compression, Inc., Wilmington Trust Company, Bankers
                            Trust Company, certain Certificate Holders and certain
                            Lenders party thereto (incorporated by reference to
                            Exhibit 10.5 to Universal Compression Holding, Inc.'s
                            Quarterly Report on Form 10-Q for the quarter ended
                            September 30, 2000).

        EXHIBIT                                  DESCRIPTION
        -------                                  -----------

         10.24           -- First Amendment and Consent, dated as of September 1,
                            2000, by and among Universal Compression Holdings, Inc.,
                            Universal Compression, Inc., certain Lenders party
                            thereto and Bankers Trust Company (incorporated by
                            reference to Exhibit 10.11 to Universal Compression
                            Holding, Inc.'s Quarterly Report on Form 10-Q for the
                            quarter ended September 30, 2000)

         10.25           -- Master Transaction Agreement, dated April 5, 2000, among
                            Universal Compression Holdings, Inc., Castle Harlan
                            Partners III, L.P. and Castle Harlan, Inc. (incorporated
                            by reference to Exhibit 10.12 to Amendment No. 2 dated
                            May 22, 2000 to Universal Compression Holdings, Inc.'s
                            Registration Statement on Form S-1 (File No. 333-34090)).

         10.26           -- Finders and Consulting Termination Agreement dated April
                            5, 2000, between Universal Compression Holdings, Inc. and
                            Samuel Urcis (incorporated by reference to Exhibit 10.14
                            to Amendment No. 2 dated May 22, 2000 to Universal
                            Compression Holdings, Inc.'s Registration Statement on
                            Form S-1 (File No. 333-34090)).

         10.27           -- Incentive Stock Option Plan (incorporated by reference to
                            Exhibit 10 to Universal Compression Holdings, Inc.'s
                            Quarterly Report on Form 10-Q for the period ended
                            September 30, 1998).

         10.28           -- Amendment Number One to Incentive Stock Option Plan,
                            dated April 20, 2000 (incorporated by reference to Exhibit 10.3 to Amendment No. 2 dated May 22, 2000 to
                            Universal Compression Holdings, Inc.'s Registration
                            Statement on Form S-1 (File No. 333-34090)).

         10.29           -- Amendment Number Two to Incentive Stock Option Plan,
                            dated May 15, 2000 (incorporated by reference to Exhibit
                            10.4 to Amendment No. 2 dated May 22, 2000 to Universal
                            Compression Holdings, Inc.'s Registration Statement on
                            Form S-1 (File No. 333-34090)).

         10.30           -- Amendment Number Three to Incentive Stock Option Plan,
                            dated November 27, 2000 (incorporated by reference to
                            Exhibit 4.7 to Universal Compression Holdings, Inc.'s
                            Registration Statement on Form S-8 filed on February 9,
                            2001).

         10.31           -- Stock Option Agreements between Universal Compression
                            Holdings, Inc. and each of Ernie Danner, Stephen Snider,
                            Samuel Urcis and Newton Schnoor (incorporated by
                            reference to Exhibit 10.18 to Universal Compression
                            Holdings, Inc.'s Registration Statement on Form S-4 dated
                            March 19, 1998 (File No. 333-48283)).

         10.32           -- Stock Option Agreement, dated April 12, 1999, between
                            Universal Compression Holdings, Inc. and Richard W.
                            FitzGerald (incorporated by reference to Exhibit 10.2 to
                            Universal Compression Holdings, Inc.'s Quarterly Report
                            on Form 10-Q for the quarter ended December 31, 1999).

         10.33           -- Form of Stock Option Agreements between Universal
                            Compression Holdings, Inc. and each of Jack B. Hilburn,
                            H. Patrick Jones and Kirk E. Townsend (incorporated by
                            reference to Exhibit 10.24 to Amendment No. 1 dated May
                            3, 2000 to Universal Compression Holdings, Inc.'s
                            Registration Statement on Form S-1 (File No. 333-34090)).

         10.34           -- Stock Option Agreement, effective as of October 18, 2000, by and between Universal Compression Holdings, Inc. and
                            Mark L. Carlton (incorporated by reference to Exhibit
                            10.6 to Universal Compression Holdings, Inc.'s Quarterly
                            Report on Form 10-Q for the quarter ended September 30,
                            2000).

        EXHIBIT                                  DESCRIPTION
        -------                                  -----------

         10.35           -- Form of Stock Option Agreements of Universal Compression
                            Holdings, Inc., effective as of April 20, 2000
                            (incorporated by reference to Exhibit 10.30 to Amendment
                            No. 2 dated May 22, 2000 to Universal Compression
                            Holdings, Inc.'s Registration Statement on Form S-1 (File
                            No. 333-34090)).

         10.36           -- Executive Employment Agreement, effective April 12, 1999, with Richard FitzGerald (incorporated by reference to
                            Exhibit 10.1 to Universal Compression Holdings, Inc.'s
                            Quarterly Report on Form 10-Q for the quarter ended
                            December 31, 1999).

         10.37           -- Agreement, dated October 27, 1999, among Universal
                            Compression, Inc., Universal Compression Holdings, Inc.
                            and Jack B. Hilburn (incorporated by reference to Exhibit
                            10.23 to Universal Compression Holdings, Inc.'s
                            Registration Statement on Form S-1 (File No. 333-34090)).

         10.38           -- Agreement, dated October 27, 1999, among Universal
                            Compression Inc., Universal Compression Holdings, Inc.
                            and Kirk E. Townsend (incorporated by reference to
                            Exhibit 10.24 to Universal Compression Holdings, Inc.'s
                            Registration Statement on Form S-1 (File No. 333-34090)).

         10.39           -- Form of Agreement for Mark L. Carlton (incorporated by
                            reference to Exhibit 10.9 of Universal Compression
                            Holdings, Inc.'s Current Report on Form 8-K dated March
                            22, 2001).

         10.40           -- Form of Indemnification Agreements for each of Samuel
                            Urcis, Stephen A. Snider, John K. Castle, William M.
                            Pruellage, Newt Schnoor, C. Kent May, Thomas C. Case,
                            Jack B. Hilburn, Ernie L. Danner, Kirk E. Townsend,
                            Hanford P. Jones, Richard W. FitzGerald, Edmund P. Segner
                            III, Mark L. Carlton, Curtis W. Huff and Uriel E. Dutton
                            (incorporated by reference to Exhibit 10.27 to Amendment
                            No. 1 dated May 3, 2000 to Universal Compression
                            Holdings, Inc.'s Registration Statement on Form S-1 (File
                            No. 333-34090)).

         10.41           -- Form of Indemnification Agreement for Bernard J.
                            Duroc-Danner (incorporated by reference to Exhibit 10.8
                            of Universal Compression Holdings, Inc.'s Current Report
                            on Form 8-K dated March 22, 2001).

         10.42*          -- Employees' Supplemental Savings Plan.

         10.43*          -- Letter dated March 15, 2001 with respect to certain
                            retirement benefits to be provided to Stephen A. Snider.

         21.1*           -- List of Subsidiaries.

         23.1*           -- Consent of Deloitte & Touche LLP.

---------------

* Filed herewith

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
UNIVERSAL COMPRESSION HOLDINGS, INC.
Independent Auditors' Report of Deloitte & Touche LLP.......   F-2
Consolidated Financial Statements:
  Consolidated Balance Sheets...............................   F-3
  Consolidated Statements of Operations.....................   F-4
  Consolidated Statements of Stockholders' Equity...........   F-5
  Consolidated Statements of Cash Flows.....................   F-6
  Notes to Consolidated Financial Statements................   F-7
UNIVERSAL COMPRESSION, INC.
Independent Auditors' Report of Deloitte & Touche LLP.......  F-28
Consolidated Financial Statements:
  Consolidated Balance Sheets...............................  F-29
  Consolidated Statements of Operations.....................  F-30
  Consolidated Statements of Stockholders' Equity...........  F-31
  Consolidated Statements of Cash Flows.....................  F-32
  Notes to Consolidated Financial Statements................  F-33

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Universal Compression Holdings, Inc.

     We have audited the accompanying consolidated balance sheets of Universal Compression Holdings, Inc. and subsidiaries (the "Company") as of March 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                            DELOITTE & TOUCHE LLP

Houston, Texas
May 25, 2001

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              MARCH 31,   MARCH 31,
                                                                2000         2001
                                                              ---------   ----------
                                       ASSETS


Current assets:
  Cash and cash equivalents.................................  $  1,403    $   12,279
  Accounts receivable, net of allowance for bad debts of
    $227 and $2,771 as of March 31, 2000 and 2001,
    respectively............................................    14,615        87,088
  Current portion of notes receivable.......................     1,535         3,928
  Inventories...............................................     8,727       120,939
  Current deferred tax asset................................       227            --
  Other.....................................................     1,571        20,284
                                                              --------    ----------
         Total current assets...............................    28,078       244,518
Properties and equipment
Rental equipment............................................   349,198       592,449
Other.......................................................    19,617        52,810
Accumulated depreciation....................................   (38,466)      (55,634)
                                                              --------    ----------
         Net properties and equipment.......................   330,349       589,625
Goodwill, net of accumulated amortization of $5,202 and
  $8,773 as of March 31, 2000 and 2001, respectively........    99,250       294,358
Notes receivable............................................     1,117         4,803
Other non-current assets, net of accumulated amortization of
  $2,450 and $1,777 as of March 31, 2000 and 2001,
  respectively..............................................     7,570        30,819
Non-current deferred tax asset..............................     3,578        12,133
                                                              --------    ----------
         Total assets.......................................  $469,942    $1,176,256
                                                              ========    ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable, trade...................................  $ 10,911    $   67,450
  Accrued liabilities.......................................     6,869        61,915
  Current deferred tax liability............................        --        13,938
  Current portion of long-term debt and capital lease
    obligation..............................................     4,206         3,452
                                                              --------    ----------
         Total current liabilities..........................    21,986       146,755
Capital lease obligations...................................    10,243         6,086
Long-term debt..............................................   363,036       205,569
Non-current deferred tax liability..........................        --        90,126
Deferred gain...............................................        --        75,146
                                                              --------    ----------
         Total liabilities..................................   395,265       523,682
Commitments and Contingencies (see note 10)
Stockholders' equity:
  Series A preferred stock, $.01 par value, 5,000 and 50,000 shares authorized, 1,320 and 0 shares issued, 1,319 and
    0 shares outstanding in 2000 and 2001, respectively.....        13            --
  Common stock, $.01 par value, 994 and 200,000 shares
    authorized, 2,451 and 28,488 shares issued, 2,448 and
    28,475 shares outstanding in 2000 and 2001,
    respectively............................................         3           285
  Class A non-voting common stock, $.01 par value, 6 and 0
    shares authorized, 4 shares and 0 issued, 3 and 0 shares
    outstanding in 2000 and 2001, respectively..............        --            --
  Treasury stock, 2 and 13 shares at cost in 2000 and 2001,
    respectively............................................      (123)         (134)
  Additional paid-in capital................................    82,697       663,882
  Other Comprehensive Income................................        --           845
  Retained deficit..........................................    (7,913)      (12,304)
                                                              --------    ----------
         Total stockholders' equity.........................    74,677       652,574
                                                              --------    ----------
         Total liabilities and stockholders' equity.........  $469,942    $1,176,256
                                                              ========    ==========

          See accompanying notes to consolidated financial statements.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               FOR THE YEAR ENDED MARCH 31,
                                                              ------------------------------
                                                                1999       2000       2001
                                                              --------   --------   --------
Revenues:
  Rentals...................................................  $ 85,599   $ 98,295   $149,235
  Sales.....................................................    43,588     38,000     83,231
  Other.....................................................       311        154        295
                                                              --------   --------   --------
          Total revenues....................................  $129,498   $136,449   $232,761
Costs and expenses:
  Rentals, exclusive of depreciation and amortization.......    31,010     35,352     52,345
  Cost of sales, exclusive of depreciation and
     amortization...........................................    36,390     31,943     70,714
  Depreciation and amortization.............................    19,314     26,006     33,491
  Selling, general and administrative.......................    16,863     16,797     21,092
  Operating lease...........................................        --         --     14,443
  Interest expense, net.....................................    29,313     34,327     23,220
  Non-recurring charges.....................................        --         --      8,699
                                                              --------   --------   --------
          Total costs and expenses..........................  $132,890   $144,425   $224,004
                                                              --------   --------   --------
Income (loss) before income taxes and extraordinary items...    (3,392)    (7,976)     8,757
Income taxes (benefit)......................................    (1,031)    (1,994)     3,645
                                                              --------   --------   --------
  Income (loss) before extraordinary items..................  $ (2,361)  $ (5,982)  $  5,112
                                                              --------   --------   --------
  Extraordinary loss, net of $5,701 income tax benefit......        --         --     (9,503)
                                                              --------   --------   --------
  Net loss..................................................  $ (2,361)  $ (5,982)  $ (4,391)
                                                              ========   ========   ========
Weighted average common and common equivalent shares
  outstanding:
  Basic.....................................................     2,451      2,448     14,760
  Diluted...................................................     2,451      2,448     15,079
Earnings per share -- basic:
  Income (loss) before extraordinary items..................  $  (0.96)  $  (2.44)  $   0.35
  Extraordinary loss........................................        --         --      (0.65)
  Net (loss)................................................  $  (0.96)  $  (2.44)  $  (0.30)
                                                              ========   ========   ========
Earnings per share -- diluted:
  Income (loss) before extraordinary items..................  $  (0.96)  $  (2.44)  $   0.34
  Extraordinary loss........................................        --         --      (0.63)
                                                              --------   --------   --------
  Net (loss)................................................  $  (0.96)  $  (2.44)  $  (0.29)
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED MARCH 31, 1999, 2000 AND 2001
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                             CLASS A
                                COMMON STOCK         PREFERRED STOCK       NON VOTING       ADDITIONAL     RETAINED
                             -------------------   -------------------   ---------------      PAID IN      EARNINGS    TREASURY
                               SHARES     AMOUNT     SHARES     AMOUNT   SHARES   AMOUNT   COMPREHENSIVE   (DEFICIT)    STOCK
                             ----------   ------   ----------   ------   ------   ------   -------------   ---------   --------
Balance, March 31, 1998....   2,413,127    $  3     1,300,000    $ 13              $         $ 81,234      $    430     $  --
Common stock issuance......      37,391                                   4,120                   458
Series A preferred stock
 issuance..................                            20,144                                   1,006
Treasury stock purchase
 11,138 shares at $50 per
 share.....................      (7,128)               (3,840)             (170)                                         (249)
Sale of treasury stock
 10,968 shares at $50 per
 share.....................       7,128                 3,840                                                             240
Net loss for the year ended
 March 31, 1999............                                                                                  (2,361)
                             ----------    ----    ----------    ----    ------    ----      --------      --------     -----
Balance, March 31, 1999....   2,450,518    $  3     1,320,144    $ 13     3,950    $         $ 82,698      $ (1,931)    $  (9)
Common stock
 cancellation..............         (30)
Series A preferred stock
 cancellation..............                               (16)                                     (1)
Treasury stock purchase
 5,630 shares at $50 per
 share.....................      (3,178)               (1,712)             (740)                                         (144)
Sale of treasury stock
 1,371 shares at $50 per
 share.....................         891                   480                                                              30
Net loss for the year ended
 March 31, 2000............                                                                                  (5,982)
                             ----------    ----    ----------    ----    ------    ----      --------      --------     -----
Balance, March 31, 2000....   2,448,201    $  3     1,318,896    $ 13     3,210    $         $ 82,697      $ (7,913)    $(123)
Stock issued for
 acquisitions..............  15,279,869     152       160,010       1                         429,508
Option exercises...........      65,649       1                                                   917
Shares issued in connection
 with initial public
 offering..................   7,431,752      74                                               150,801
Conversion of preferred and
 Class A non voting
 stock.....................   3,249,695      55    (1,478,869)    (14)   (2,026)     --           (41)
Purchases of treasury
 stock.....................         (30)                  (37)           (1,184)                   --                     (11)
Net loss...................                                                                                  (4,391)
Foreign currency
 translation adjustment....
                             ----------    ----    ----------    ----    ------    ----      --------      --------     -----
Balance, March 31, 2001....  28,475,136    $285            --      --        --              $663,882      $(12,304)    $(134)
                             ==========    ====    ==========    ====    ======    ====      ========      ========     =====


                                 OTHER
                             COMPREHENSIVE
                                INCOME        TOTAL
                             -------------   --------
Balance, March 31, 1998....      $ --        $ 81,680
Common stock issuance......                       458
Series A preferred stock
 issuance..................                     1,006
Treasury stock purchase
 11,138 shares at $50 per
 share.....................                      (249)
Sale of treasury stock
 10,968 shares at $50 per
 share.....................                       240
Net loss for the year ended
 March 31, 1999............                    (2,361)
                                 ----        --------
Balance, March 31, 1999....      $ --        $ 80,774
Common stock
 cancellation..............
Series A preferred stock
 cancellation..............                        (1)
Treasury stock purchase
 5,630 shares at $50 per
 share.....................                      (144)
Sale of treasury stock
 1,371 shares at $50 per
 share.....................                        30
Net loss for the year ended
 March 31, 2000............                    (5,982)
                                 ----        --------
Balance, March 31, 2000....      $ --        $ 74,677
Stock issued for
 acquisitions..............                   429,661
Option exercises...........                       918
Shares issued in connection
 with initial public
 offering..................                   150,875
Conversion of preferred and
 Class A non voting
 stock.....................                        --
Purchases of treasury
 stock.....................                       (11)
Net loss...................                    (4,391)
Foreign currency
 translation adjustment....       845             845
                                 ----        --------
Balance, March 31, 2001....      $845        $652,574
                                 ====        ========

          See accompanying notes to consolidated financial statements.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               FOR THE YEAR ENDED MARCH 31,
                                                              -------------------------------
                                                                1999       2000       2001
                                                              --------   --------   ---------
Cash flows from operating activities:
  Net loss..................................................  $ (2,361)  $ (5,982)  $  (4,391)
  Adjustments to reconcile net loss to cash provided by
     operating activities, net of effect of acquisitions:
     Depreciation and amortization..........................    19,314     26,006      33,491
  Gain on asset sales.......................................      (192)      (124)        119
  Amortization of debt issuance costs.......................     1,162      1,162       1,472
  Accretion of discount notes...............................    18,316     20,258      19,105
     Increase (decrease) in deferred tax liabilities........    (1,223)    (2,921)    108,161
     (Increase) decrease in other assets....................     2,183       (633)    (18,978)
     (Increase) decrease in receivables.....................   (10,807)     5,202     (21,887)
     Increase in inventories................................    (2,594)     1,545     (19,272)
     Increase in accounts payable...........................     2,537      2,320      23,591
     Increase (decrease) in accrued liabilities.............    (3,569)       411     (32,780)
     Other..................................................        27       (100)         --
                                                              --------   --------   ---------
          Net cash provided by operating activities.........    22,793     47,144      88,631
                                                              --------   --------   ---------
Cash flows from investing activities:
  Additions to property, plant and equipment................   (68,081)   (60,002)    (68,006)
  Acquisition of WGC........................................        --         --    (409,423)
  Other acquisitions........................................    (2,953)    (5,543)    (55,338)
  Proceeds from sale of fixed assets........................     8,038      4,442     529,449
                                                              --------   --------   ---------
          Net cash used in investing activities.............   (62,996)   (61,103)     (3,318)
                                                              --------   --------   ---------
Cash flows from financing activities:
  Principal repayments of long-term debt....................      (750)      (750)   (106,863)
  Net proceeds (repayment) under revolving line of credit...    40,249       (400)    (97,408)
  Net proceeds (repayment) on sale-leaseback of vehicles....        --      3,119      (1,484)
  Net proceeds (repayment) of financing lease...............        --     10,581     (10,580)
  Common stock issuance.....................................       252         --     151,790
  Preferred stock issuance (cancellation)...................     1,006         (1)         --
  Purchase of Treasury stock................................      (249)      (144)        (11)
  Sale of Treasury stock....................................       240         30          --
  Debt issuance costs.......................................        --         --     (10,726)
                                                              --------   --------   ---------
          Net cash provided by financing activities.........    40,748     12,435     (75,282)
                                                              --------   --------   ---------
Effect of exchange rate.....................................        --         --         845
Net increase (decrease) in cash and cash equivalents........       545     (1,524)     10,876
Cash and cash equivalents at beginning of period............     2,382      2,927       1,403
                                                              --------   --------   ---------
Cash and cash equivalents at end of period..................  $  2,927   $  1,403   $  12,279
                                                              ========   ========   =========
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................  $  9,653   $ 10,471   $  11,913
                                                              --------   --------   ---------
  Cash paid for income taxes................................  $    697   $    772   $   1,543
                                                              ========   ========   =========
Supplemental schedule of non-cash investing and financing
  activities:
  Class A non-voting common stock (4,120 shares given to
     employees).............................................  $    206   $     --   $      --
  Stock issued for acquisitions.............................  $     --   $     --   $ 429,661
                                                              --------   --------   ---------
                                                              $    206   $     --   $ 429,661
                                                              ========   ========   =========

          See accompanying notes to consolidated financial statements.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     Universal Compression Holdings, Inc. (the "Company") was formed on December 12, 1997 for the purpose of acquiring Tidewater Compression Service, Inc. ("TCS") from Tidewater Inc. ("Tidewater"). Upon completion of the acquisition on February 20, 1998 (the "Tidewater Acquisition"), TCS became the Company's wholly-owned subsidiary and changed its name to Universal Compression, Inc. ("Universal"). Through this subsidiary, the Company's gas compression service operations date back to 1954. The Company is a holding company, which conducts its operations through its wholly-owned subsidiary, Universal. Accordingly, the Company is dependent upon the distribution of earnings from Universal, whether in the form of dividends, advances or payments on account of intercompany obligations, to service its debt obligations.

     Effective May 30, 2000, the Company completed an initial public offering of 7,275,000 shares of its common stock (which includes 275,000 shares of common stock issued pursuant to an overallotment option granted to the underwriters), which provided the Company with net proceeds (after deducting underwriting discounts and commissions) of approximately $149.2 million. Concurrently with the initial public offering, the Company implemented a recapitalization pursuant to which all existing classes of the Company's stock were converted into common stock. Also concurrently with the initial public offering, the Company entered into a $50 million revolving credit facility and $200 million operating lease facility. The proceeds of the offering and the $62.6 million in initial proceeds from the new operating lease facility were used to repay $192.7 million of indebtedness, and the remaining proceeds were used for working capital and to pay expenses associated with the offering and concurrent financing transactions.

     Thereafter, the Company completed the merger of Gas Compression Services, Inc. ("GCSI") into Universal on September 15, 2000. The Company also completed its acquisition of Weatherford Global Compression Services, L.P. and certain related entities on February 9, 2001 and its acquisition of ISS Compression, Inc. and its operating subsidiary, IEW Compression, Inc., on February 28, 2001. See Note 2.

  Nature of Operations

     The Company is the second largest natural gas compression services company in the world in terms of rental fleet horsepower. The Company provides a full range of compression rental, sales, operations, maintenance and fabrication services and products to the natural gas industry, both domestically and internationally. The compressors are used by oil and gas producers and processors and pipeline companies primarily to boost the pressure of natural gas from the wellhead into gas gathering systems, gas processing plants or into and through high pressure pipelines to be delivered to the end-users. The Company also designs and fabricates compressors for its own fleet as well as for sale to customers, and sells parts as well as services compressor units for companies.

  Principles of Consolidation

     The accompanying consolidated financial statements include the Company and its wholly owned subsidiary, Universal. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Reclassifications

     Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

  Use of Estimates

     In preparing the Company's financial statements, management makes estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Actual results may differ from these estimates.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash flows are computed using the indirect method.

  Revenue Recognition

     Revenue is recognized by the Company's four reportable business segments using the following criteria: (a) persuasive evidence of an exchange arrangement exists, (b) delivery has occurred or services have been rendered, (c) the buyer's price is fixed or determinable and (d) collectibility is reasonably assured.

     Revenue from equipment rentals is recorded when earned over the period of rental and maintenance contracts which generally range from one month to several years. Parts sales and service revenue is recorded as products are delivered or services are performed for the customer.

     Fabrication revenue is recognized using the completed-contract method which recognizes revenue upon completion of the contract. This method is used because the typical contract is completed within two to three months and financial position and results of operations do not vary significantly from those which would result from use of the percentage-of-completion method.

  Concentration of Credit Risk

     Trade accounts receivable are due from companies of varying size engaged principally in oil and gas activities in the United States and in certain international locations such as South America, Southeast Asia, Europe and Canada. The Company reviews the financial condition of customers prior to extending credit and periodically updates customer credit information. Payment terms are on a short-term basis and in accordance with industry standards. No single customer accounts for 10% or more of the Company's revenues. For the years ended March 31, 1999, 2000 and 2001, the Company wrote off bad debts totaling $330,000, $116,000 and $77,000, respectively.

  Inventories

     Inventories are recorded at the lower of average cost (first in first out FIFO method) or market (net realizable value). Some items of compression equipment are acquired and placed in inventories for subsequent sale or rental to others. Acquisitions of these assets are considered operating activities in the statement of cash flows.

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

Compression equipment....................................    15 years
Other properties and equipment...........................  2-25 years

     During the period, the Company effected a change in useful lives of overhauls and major components from 3 years to 6.5 years and from approximately 5 years to 10 years, respectively. The change was based on

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

capitalization policies and an analysis of the time between overhauls as well as an analysis of the length of time major components operate effectively.

     Maintenance and repairs are charged to expenses as incurred. Overhauls and major improvements that increase the value or extend the life of rental units are capitalized and depreciated over the estimated period of benefits. Depreciation expense for the years ended March 31, 1999, 2000 and 2001 was $16,943, $23,368 and $29,920, respectively.

     Properties and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable based upon undiscounted cash flows. Any impairment losses are measured based upon the excess of the carrying value over the fair value. The Company has not recognized any impairment losses for any of the periods presented.

  Goodwill

     Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis primarily over 40 years. At the balance sheet date, the Company evaluated the recoverability of goodwill based on expectations of undiscounted cash flows from operations and determined that no impairment had occurred.

  Other Assets

     Included in other assets are debt issuance costs, net of accumulated amortization, totaling approximately $7,125 and $18,523 at March 31, 2000 and 2001, respectively. Such costs are amortized over the period of the respective debt agreements on a straight-line method which approximates the effective interest method and assets held for sale in the amount of $3.4 million. Assets held for sale include rental compression units and land and buildings identified by the Company as obsolete or to be closed. The Company expects the assets to be sold or disposed of during fiscal 2002.

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

  Foreign Currency Transactions

     Activities outside the United States are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resultant translation adjustments for the years ended March 31, 1999 and 2000 were not significant. The resultant translation adjustment for the year ended March 31, 2001 was a gain of $0.8 million.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

  Fair Value of Financial Instruments

     The Company's financial instruments consist of trade receivables and payables (which have carrying values that approximate fair value) and long-term debt. The fair value of the Company's revolving credit facility (see Note 4) is representative of its carrying value based upon variable rate terms. The fair value of the senior discount notes was approximately $181.6 million and $252.1 million, as compared to a carrying amount of $215.5 million and $200.8 million at March 31, 2000 and 2001, respectively. The estimated fair value amounts have been determined by the Company using appropriate valuation methodologies and information available to management as of March 31, 2001 based on the quoted market price from brokers of these notes.

  Environmental Liabilities

     The costs to remediate and monitor environmental matters are accrued when such liabilities are considered probable and a reasonable estimate of such costs is determinable.

  Net Income Per Share

     Basic and diluted net loss per share are calculated in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share.

     The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

                                                           FOR THE YEAR ENDED MARCH 31,
                                                          ------------------------------
                                                            1999       2000       2001
                                                          --------   --------   --------
BASIC EARNINGS PER SHARE
Income (loss) before extraordinary items................  $(2,361)   $(5,982)   $ 5,112
Extraordinary loss, net of income tax benefit...........       --         --     (9,503)
                                                          -------    -------    -------
Net loss................................................  $(2,361)   $(5,982)   $(4,391)
                                                          =======    =======    =======
Weighted average common stock outstanding...............    2,451      2,448     14,760
Basic net loss per share:
  Before extraordinary loss.............................  $ (0.96)   $ (2.44)   $  0.35
  Extraordinary loss, net of income tax benefit.........       --         --      (0.65)
                                                          -------    -------    -------
Basic net loss per share................................  $ (0.96)   $ (2.44)   $ (0.30)
                                                          =======    =======    =======
DILUTED EARNINGS PER SHARE
Income (loss) before extraordinary items................  $(2,361)   $(5,982)   $ 5,112
Extraordinary loss, net of income tax benefit...........       --         --     (9,503)
                                                          -------    -------    -------
Net loss................................................  $(2,361)   $(5,982)   $(4,391)
                                                          =======    =======    =======
Weighted average common stock outstanding...............    2,451      2,448     14,760
Dilutive effect of stock options outstanding............       --         --        319
                                                          -------    -------    -------
Weighted average diluted shares of common stock
  outstanding...........................................       --         --     15,079
                                                          =======    =======    =======
Diluted income loss per share
  Before extraordinary loss.............................  $ (0.96)   $ (2.44)   $  0.34
  Extraordinary loss, net of income tax benefit.........       --         --      (0.63)
                                                          -------    -------    -------
Diluted net loss per share..............................  $ (0.96)   $ (2.44)   $ (0.29)
                                                          =======    =======    =======

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. SFAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (2) a hedge of the exposure to variable cash flows of a forecasted transaction, or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. We adopted SFAS 133 and the corresponding amendments under SFAS 138 on April 1, 2001. This statement had no impact on our consolidated results of operations, financial positions or cash flows.

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC issued an amendment to SAB 101, effectively delaying its implementation until the fourth quarter of fiscal years beginning after December 15, 1999. After reviewing SAB 101 and its amendment, we believe that our revenue recognition policy is appropriate and that the effects of SAB 101 and its amendment were immaterial to our results of operations.

     On February 14, 2001, the FASB issued its tentative decisions on the accounting for goodwill in an Exposure Draft, Business Combinations and Intangible Assets -- Accounting for Goodwill. The FASB has tentatively concluded that purchased goodwill should not be amortized; rather it should be reviewed for impairment. The final statement is expected to be issued in late July 2001, effective for financial statements covering fiscal years beginning after December 15, 2001.

2. MERGERS & ACQUISITIONS

     On February 20, 1998, the Company acquired 100% of the voting securities of TCS for approximately $350 million. The Tidewater Acquisition was recorded using the purchase method of accounting and the purchase price was allocated to the assets and liabilities acquired based on their fair values. The excess cost of the Tidewater Acquisition was recorded as goodwill which is being amortized on a straight-line basis over its 40 year useful life. The operations of TCS are included in the financial statements presented herein beginning February 20, 1998.

     In April 2000, the Company acquired all of the outstanding stock of Spectrum Rotary Compression Inc. from Energy Spectrum Partners, L.P. in exchange for 287,723 shares of the Company's common stock. Spectrum added approximately 11,600 horsepower to the Company's fleet and provided an increased presence in the screw compressor market.

     On September 15, 2000, the Company completed the merger of GCSI, a supplier of natural gas compression equipment and services with fabrication and overhaul facilities in Michigan and Texas, into Universal for a combination of approximately $12 million in cash, 1,400,726 shares of the Company's common stock valued at approximately $39 million and the assumption or refinancing of approximately $63 million of

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

indebtedness. All of the assumed or refinanced indebtedness, except for approximately $10 million, were paid off concurrently with the merger using proceeds received under the Company's operating lease facility. The acquisition was accounted for under the purchase method of accounting and resulted in the recognition of approximately $33 million in goodwill. Results of operations for GCSI are included in the accompanying consolidated financial statements from September 15, 2000.

     On February 9, 2001, the Company completed its acquisition of Weatherford Global Compression Services and certain related entities ("WGC"), a supplier of natural gas compression equipment and services and a division of Weatherford International, Inc. Under the terms of the agreement, a subsidiary of Weatherford International was merged into Universal in exchange for 13.75 million shares of the Company's common stock, which represented approximately 48% of the outstanding shares of the combined company. In connection with the acquisition, Weatherford agreed, subject to certain conditions, to limit its voting rights to 33 1/3% of the Company's voting power for up to two years (see
Note 16). In addition, the Company restructured approximately $323 million in debt and operating leases of WGC. The transaction was accounted for as a purchase. Prior to closing, Weatherford International acquired the interest of its minority partner in WGC. Also, Weatherford International retained certain assets and operations related to WGC's Singapore-based operations and approximately $10 million in accounts receivable.

     In connection with the acquisition, on February 9, 2001, the Company raised $427 million under a new operating lease facility funded primarily through an offering of $350 million 8 7/8% senior secured notes due 2008 by an unaffiliated entity (the "SSN Operating Lease Facility"). The Company also entered into a new $125 million secured revolving credit facility and a new $200 million asset-backed securitization operating lease facility (the "ABS Operating Lease Facility"). At the closing, the Company funded approximately $80 million under the ABS Operating Lease Facility and had no amounts outstanding under the new revolving credit facility. The proceeds from the two new operating lease facilities were used to restructure existing operating lease obligations and refinance certain existing indebtedness of the Company (including the previous operating lease facility described in Note 13) and WGC.

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

     On February 28, 2001, the Company acquired ISS Compression, Inc. and its operating subsidiary, IEW Compression, Inc. ("IEW"), a natural gas compression services provider based in Lafayette, Louisiana, for approximately $15 million in cash, which included the concurrent discharge of IEW's debt and operating leases.

     On a pro forma basis, had the WGC acquisition taken place on April 1, 2000, revenue, income before income taxes, net income and basic and diluted earnings per share for the fiscal year ended March 31, 2001 would have been $444.0 million, $21.1 million, $11.5 million and $0.43 and $0.43, respectively. On a pro forma basis, had the WGC acquisition taken place on April 1, 1999, revenue, income before income taxes, net income and basic and diluted earnings per share for the fiscal year ended March 31, 2000 would have been $374.2 million, $32.2 million, $18.1 million and $0.68 and $0.66, respectively. The pro forma effect of other acquisitions was not material.

     All of these acquisitions were accounted for as purchases and accordingly, the results of operations of the acquired businesses are included in the accompanying financial statements from their respective dates of acquisition. Goodwill in the amounts listed below has been recognized for the amount of the excess of the

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

purchase price paid over the fair market value of the net assets acquired and is amortized on a straight-line basis over 40 years.

Tidewater Compression Service.............................  $104,452
Spectrum Rotary Compression...............................        --
Gas Compression Services..................................    32,668
Weatherford Global Compression Services...................   164,492
ISS Compression...........................................     1,519
                                                            --------
          Total...........................................   303,131
                                                            --------
          Less accumulated amortization...................    (8,773)
          Goodwill, net...................................  $294,358
                                                            --------

3. INVENTORIES

     Inventories consisted of the following (in thousands):

                                                              FOR THE YEAR ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                               2000       2001
                                                              -------   ---------
Raw materials...............................................  $   --    $ 47,222
Finished goods..............................................   3,176      38,705
Work-in-progress............................................   5,551      35,012
                                                              ------    --------
          Total.............................................  $8,727    $120,939
                                                              ======    ========

4. LONG-TERM DEBT

     The Company's debt at March 31 consisted of the following (in thousands):

                                                                AS OF MARCH 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
Senior discount notes, bearing interest of 9 7/8% per annum, due 2008, net of discount of $58,680 and $39,700 at March
  31, 2000 and 2001, respectively, unsecured................  $183,820   $200,800
Term loan, bearing interest of LIBOR + 2.5%, due February
  2005 and collateralized by property of Universal..........    73,313         --
Revolving credit facility, bearing interest of LIBOR +
  2.25%, due February 2003 and collateralized by property of
  Universal.................................................    75,000         --
Senior discount notes, bearing interest of 11 3/8% per
  annum, due 2009, net of discount of $11,847 at March 31,
  2000, unsecured...........................................    31,653         --
Various term loans, bearing interest at 30 day commercial
  paper rate plus 2.9%, due between August 2005 and April
  2014. The March 31, 2001 rate was 7.85% and the weighted
  average rate for fiscal 2001 was 8.975%...................        --      4,091
Limited revenue obligation bonds, bearing interest of 4.5%,
  due October 2009 and collateralized by property of
  Universal.................................................        --      1,200
                                                              --------   --------
          Total Debt........................................   363,786    206,091
Less current maturities.....................................       750        522
                                                              --------   --------
          Total long-term debt..............................  $363,036   $205,569
                                                              ========   ========

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

     In May 2000, the Company repaid and terminated its term loan and revolving credit facility and entered into a $50.0 million secured revolving credit facility, which had a five-year term. The revolver was secured by a lien on all of the Company's personal property that was not subject to its previous operating lease facility entered into in connection with the Company's initial public offering (the "2000 Operating Lease Facility"). This revolver and the 2000 Operating Lease Facility were repaid and terminated in February 2001 in connection with the WGC acquisition.

     On February 9, 2001, the Company raised $427 million under the new seven-year SSN Operating Lease Facility funded primarily through the offering of $350 million of 8 7/8% senior secured notes due 2008 by an unaffiliated entity. The Company also entered into a new $125 million secured revolving credit facility and the new $200 million ABS Operating Lease Facility. At the closing, the Company funded approximately $80 million under the ABS Operating Lease Facility and had no amounts outstanding under the new revolving credit facility. The proceeds from the two new operating lease facilities were used to restructure existing operating lease obligations, including the 2000 Operating Lease Facility, and refinance certain existing indebtedness of the Company and WGC. These new facilities, like the Company's previous facilities, contain restrictions on the Company's operations, including its ability to, among other things, incur additional indebtedness, engage in acquisitions and pay dividends. The deferred gain from the 2000 Operating Lease Facility was transferred to the new operating lease facilities described in Note 13.

     As of December 31, 2000, the Company had $196.1 million aggregate principal amount outstanding under its 9 7/8% senior discount notes. On January 2, 2001, Universal commenced an offer to repurchase all of these 9 7/8% senior discount notes, and solicited the consent of the holders of the notes to amend the indenture governing the notes to eliminate substantially all the restrictive covenants. The tender offer was conditioned upon Universal's receipt of the consent of requisite holders to approve the proposed amendments to the indenture. The consent solicitation due date was January 24, 2001. The requisite consents with respect to the 9 7/8% senior discount notes were not received prior to the deadline. As a result, Universal terminated the tender offer without purchasing any of the 9 7/8% senior discount notes. Pursuant to the indenture governing the 9 7/8% senior discount notes, the holders of the notes had the right to require Universal to repurchase the notes as a result of the consummation of the WGC acquisition at a price equal to 101% of the accreted value, plus accrued and unpaid interest to date. No holders required Universal to repurchase any notes.

     Subsequent to the WGC acquisition and related financing transactions, the Company had approximately $198 million outstanding under its 9 7/8% senior discount notes due 2008 and approximately $13 million of other indebtedness. In addition, the Company had funded approximately $427 million under the SSN Operating Lease Facility and approximately $80 million under the ABS Operating Lease Facility. These facilities contain restrictions similar to the Company's previous operating lease facility and revolving credit facility. On February 28, 2001, in connection with the acquisition of IEW, the Company funded an additional $20.0 million under the ABS Operating Lease Facility.

     The Company's senior secured credit agreement ("Credit Agreement") provides for up to $125 million under the revolving credit facility, which includes a sublimit for letters of credit. The revolver bears interest at the Company's option of a base rate or LIBOR plus, in each case, a variable amount depending on its operating results.

     The available capacity on the revolving credit facility at March 31, 2000 and 2001 was approximately $7.7 million and $110.0 million, respectively, after giving effect to outstanding letters of credit. The interest rates on the prior revolving credit facility at March 31, 2000 and new revolving credit facility at March 31, 2001 was 8.36% and 7.58%, respectively. Under the revolving credit facility, a commitment fee of 0.50% per annum on the average available commitment is payable quarterly.

     The Credit Agreement contains certain financial covenants and limitations on, among other things, acquisitions, sales, indebtedness and liens. The Credit Agreement also limits the payment of cash dividends

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

related to Universal paying up to $1 million to the Company in any given fiscal year. In addition, the Company has substantial dividend payment restrictions under the indenture related to the senior discount notes. The Company was in compliance with all such covenants and limitations at March 31, 2001. As defined by the Credit Agreement, any "change of control" would result in an "Event of Default" and all amounts outstanding under the Credit Agreement would become due and payable. All principal amounts and accrued interest would become due without further notice.

     Lease payments equal to the interest on the 8 7/8% senior discount notes issued by the unaffiliated entity under the SSN Operating Lease Facility are payable semi-annually on August 15 and February 15, commencing August 15, 2001.

     Maturities of long-term debt as of March 31, 2001, in thousands, are 2002 -- $522; 2003 -- $503; 2004 -- $532; 2005 -- $463; 2006 -- $498; and
$203,573 thereafter.

5. CAPITAL LEASES

     On July 21, 1999, a wholly owned subsidiary of the Company entered into a financing lease with Societe Generale Financial Corporation regarding certain compression equipment. The financing lease had a term of 5 years and bore interest at a rate of LIBOR plus 4.25%. The financing lease is related to the Colombian operations of the Company's subsidiary, and was repaid in May 2000 with a portion of the proceeds from the Company's initial public offering.

     On June 17, 1999, Universal signed a master lease agreement with GE Capital Fleet Services completing a sale and lease back of the majority of its service vehicle fleet. Under the agreement, the vehicles were sold and leased back by Universal at lease terms ranging from 20 months to 56 months and will continue to be deployed by Universal under its normal operating procedures.

     In connection with the GCSI and Weatherford Global acquisitions, we have additional capital leases with GE Capital and Ford Motor Credit.

     Principal amortization associated with both leases is recorded in the Consolidated Statements of Cash Flows. Properties and equipment at March 31, 2001 include the following amounts for capitalized leases (in thousands):

                                                             MARCH 31,
                                                               2001
                                                             ---------
Compression equipment......................................   $ 4,290
Service vehicles...........................................     9,771
                                                              -------
Less accumulated depreciation..............................    (3,915)
                                                              -------
Net assets under capital leases............................   $10,146
                                                              =======

     Future minimum lease payments under non-cancelable capital leases as of March 31, 2001 are as follows (in thousands):

2002........................................................  $3,362
2003........................................................   2,549
2004........................................................   1,687
2005........................................................   1,562
2006........................................................     111
Thereafter..................................................     267
                                                              ------
          Total.............................................  $9,538
                                                              ======

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

6. INCOME TAXES

     For the years ended March 31, 1999, 2000 and 2001, substantially all of the Company's income and losses before income taxes were derived from its U.S. operations.

     Income tax expense (benefit) for the years ended March 31, 1999, 2000 and 2001 consisted of the following (in thousands):

                                                            1999      2000      2001
                                                           -------   -------   ------
Current:
  Foreign................................................  $   145   $   889   $1,771
Deferred:
  Federal................................................   (1,055)   (2,655)   2,215
  State..................................................     (121)     (228)     305
  Foreign................................................       --        --     (646)
                                                           -------   -------   ------
          Total..........................................  $(1,031)  $(1,994)  $3,645
                                                           =======   =======   ======

     A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the federal statutory income tax rate to income before taxes and extraordinary item for the years ended March 31, 1999, 2000 and 2001 is as follows (in thousands):

                                                            1999      2000      2001
                                                           -------   -------   ------
Benefit for income taxes at statutory rate...............  $(1,187)  $(2,791)  $3,065
State taxes..............................................     (121)     (228)     217
Foreign taxes............................................      145       889      (28)
Non-deductible expenses and other........................      132       136      391
                                                           -------   -------   ------
          Total..........................................  $(1,031)  $(1,994)  $3,645
                                                           =======   =======   ======

     The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at March 31 are (in thousands):

                                                                2000       2001
                                                              --------   ---------
Deferred tax assets:
  Net operating loss carryforwards..........................  $ 35,217   $  69,547
  Accrued Reserves..........................................        --      19,997
  Inventory Reserves and Unicap.............................        --       6,734
  Foreign tax credit........................................       889       1,779
  Other.....................................................       283       1,162
                                                              --------   ---------
          Total.............................................    36,389      99,219
Valuation allowance.........................................      (889)     (1,779)
                                                              --------   ---------
          Total.............................................    35,500      97,440
                                                              --------   ---------
Deferred tax liabilities:
  Depreciation differences on properties and equipment......   (28,319)   (184,057)
  Other.....................................................    (3,376)     (5,314)
                                                              --------   ---------
          Total.............................................   (31,695)   (189,371)
                                                              --------   ---------
          Net deferred tax asset (liability)................  $  3,805   $ (91,931)
                                                              ========   =========

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

     A valuation allowance was established at March 31, 2000 against the Company's deferred tax assets related to foreign tax credits. The Company believes that it is probable that all other deferred tax assets will be realized on future tax returns, primarily from the generation of future taxable income through both profitable operations and future reversals of existing taxable temporary differences.

     At March 31, 2001, the Company had net operating loss ("NOL") carryforwards of approximately $182,551,000 available to offset future taxable income. Annual utilization of the carryforwards could be limited by Section 382 of the Internal Revenue Code of 1986, as amended. If not utilized, the NOL carryforwards will expire as follows (in thousands):

2008......................................................  $    628
2009......................................................     1,849
2010......................................................     1,943
2011......................................................       953
2018......................................................     5,237
2019......................................................    33,369
2020......................................................    60,290
2021......................................................    78,282
                                                            --------
          Total...........................................  $182,551
                                                            ========

7. STOCKHOLDERS' EQUITY

  Common Stock

     Under the Employee Stock Purchase Plan, 46 employees of the Company purchased a total of 1,996 shares of common stock and 7,984 shares of Series A preferred stock at $50 per share during March 1999.

  Redeemable Preferred Stock

     At March 31, 2000, the Company had issued 1,320,128 shares of Series A preferred stock ("Preferred Stock") which was redeemable at any time as a whole or in part at the option of the Company for cash in the amount of $50 per share. No dividends were payable at March 31, 2000 on the Preferred Stock. Each share of Preferred Stock equated to one vote on all matters taken to the common shareholders. All holders of Preferred Stock and common stock were treated as one class in relation to voting rights.

  Initial Public Offering

     During the quarter ended June 30, 2000, the Company completed an initial public offering of 7,275,000 shares of its common stock (which includes 275,000 shares of common stock issued pursuant to an overallotment option granted to the underwriters), which provided the Company with net proceeds (after deducting underwriting discounts and commissions) of approximately $149.2 million. Concurrently with the initial public offering, the Company implemented a recapitalization pursuant to which all existing classes of the Company's stock including the preferred stock were converted into common stock.

  Mergers & Acquisitions

     The Company completed the merger of Gas Compression Services, Inc. ("GCSI") into Universal on September 15, 2000. In the merger, the GCSI shareholders received approximately $12 million in cash, 1,400,726 shares of the Company's common stock and the Company assumed or refinanced approximately $63 million of indebtedness of GCSI.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

     On February 9, 2001, the Company completed its acquisition of Weatherford Global Compression Services and certain related entities ("WGC"), a supplier of natural gas compression equipment and services and a division of Weatherford International, Inc. Under the terms of the agreement, a subsidiary of Weatherford International was merged into Universal in exchange for 13.75 million restricted shares of the Company's common stock, which represented approximately 48% of the outstanding shares of the combined company. In connection with the acquisition, Weatherford agreed, subject to certain conditions, to limit its voting rights to 33 1/3% of the Company's voting power for up to two years.

  Stock Options

     In order to motivate and retain key employees, the Company established an incentive stock option plan. The incentive stock plan became effective on February 20, 1998, and on that date certain key employees were granted stock options. The options are exercisable over a ten-year period. Upon the closing of the Company's initial public offering in May 2000, all outstanding options were accelerated and became fully vested. All other options generally vest over the following time period:

Year 1......................................................  33 1/3%
Year 2......................................................  33 1/3%
Year 3......................................................  33 1/3%

     The Company has elected to follow Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its stock-based compensation and to provide the disclosures required under SFAS No. 123, Accounting for Stock Based Compensation.

     APBO No. 25 requires no recognition of compensation expense for the stock-based compensation arrangements provided by the Company, namely option grants where the exercise price is equal to the market value at the date of grant. However, APBO No. 25 requires recognition of compensation expense for variable award plans over the vesting periods of such plans, based upon the then-current market values of the underlying stock. In contrast, SFAS No. 123 requires recognition of compensation expense for grants of stock, stock options, and other equity instruments, over the vesting periods of such grants, based on the estimated grant-date fair values of those grants.

     Under the stock option plan, options to purchase common stock may be granted until 2011. Options generally are granted at fair market value at the date of grant, are exercisable in installments beginning one year from the date of grant, and expire 10 years after the date of grant.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

     As of March 31, 2001, 1,311,544 stock options were outstanding under the plan. Transactions are summarized as follows:

                                                                            WEIGHTED-
                                                                STOCK        AVERAGE
                                                               OPTIONS    EXERCISE PRICE
                                                              ---------   --------------
Options outstanding, March 31, 1998.........................    223,843       $ 6.73
  Granted...................................................     86,247         6.73
  Forfeited.................................................    (46,702)        6.73
                                                              ---------       ------
Options outstanding, March 31, 1999.........................    263,388         6.73
                                                              =========       ======
  Granted...................................................     53,102         6.73
  Forfeited.................................................    (43,257)        6.73
                                                              ---------       ------
Options outstanding, March 31, 2000.........................    273,233         6.73
                                                              =========       ======
  Granted...................................................  1,139,803        25.03
  Exercised.................................................    (68,268)       14.19
  Forfeited.................................................    (33,224)       25.50
                                                              ---------       ------
Options outstanding, March 31, 2001.........................  1,311,544       $21.63
                                                              =========       ======
Shares exercisable at March 31, 1999........................         --           --
Shares exercisable at March 31, 2000........................         --           --
Shares exercisable at March 31, 2001........................    439,537       $15.02

     Exercise prices for options outstanding as of March 31, 2001 ranged from $6.73 to $37.75. The following table provides certain information with respect to stock options outstanding at March 31, 2001:

                                                                      WEIGHTED AVERAGE
                                 STOCK OPTIONS    WEIGHTED AVERAGE       REMAINING
  RANGE OF EXERCISE PRICES        OUTSTANDING      EXERCISE PRICE     CONTRACTUAL LIFE
  ------------------------       -------------    ----------------    ----------------
Under $7.00..................        192,728           $ 6.73               7.7
$ 7.00 - $19.99(a)...........             --               --                --
$20.00 - $30.00                      527,809            22.25               9.3
Over $30.00..................        591,007            33.48               9.9
                                   ---------           ------               ---
                                   1,311,544           $21.63               9.2
                                   =========           ======               ===

     The following table provides certain information with respect to stock options exercisable at March 31, 2001:

                                                 STOCK OPTIONS    WEIGHTED AVERAGE
          RANGE OF EXERCISE PRICES                EXERCISABLE      EXERCISE PRICE
          ------------------------               -------------    ----------------
Under $7.00..................................       192,728            $ 6.73
$ 7.00 - $19.99(a)...........................            --                --
$20.00 - $30.00..............................       246,809             21.50
                                                    -------            ------
                                                    439,537            $15.02
                                                    =======            ======

---------------

(a)  No options granted.

     In electing to continue to follow APBO No. 25 for expense recognition purposes, the Company is obligated to provide the expanded disclosures required under SFAS No. 123 for stock-based compensation granted in 1998 and thereafter, including, if materially different from reported results disclosure of pro forma

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

net income and earnings per share had compensation expense relating to 1999, 2000, and 2001 grants been measured under the fair value recognition provisions of SFAS No. 123.

     The weighted-average fair values at date of grant for options granted during 1999, 2000 and 2001 were $6.73, $6.73 and $9.94, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                                              1999    2000    2001
                                                              ----    ----    -----
Expected life in years......................................  3.00    3.00     3.00
Interest rate...............................................  6.40%   6.40%    4.33%
Volatility..................................................  0.00%   0.00%   53.21%
Dividend yield..............................................  0.00%   0.00%    0.00%

     The Company's pro forma information for the years ended March 31, 1999, 2000 and 2001 prepared in accordance with the provisions of SFAS No. 123 is provided below. For purposes of pro forma disclosures, stock-based compensation is amortized to expense on a straight-line basis over the vesting period. The following pro forma information is not representative of the pro forma effect of the fair value provisions of SFAS No. 123 on the Company's net earnings in future years because pro forma compensation expense related to grants made prior to 1998 may not be taken into consideration:

                                                           1999      2000      2001
                                                          -------   -------   -------
                                                             (IN THOUSANDS EXCEPT
                                                              PER SHARE AMOUNTS)
Pro forma loss..........................................  $(2,386)  $(6,044)  $(8,796)
Pro forma net loss per common share -- basic............  $ (0.97)  $ (2.47)  $ (0.60)
Pro forma net loss per common share assuming dilution...  $ (0.97)  $ (2.47)  $ (0.58)

8. EMPLOYEE BENEFITS

     The Company has a defined contribution 401(k) plan covering substantially all employees. The Company makes matching contributions under this plan equal to 50% of each participant's contribution of up to 6% of the participant's compensation. Company contributions to the plan were approximately $493,000, $473,000 and $614,000 for the years ended March 31, 1999, 2000 and 2001, respectively.

9. RELATED-PARTY TRANSACTIONS

  Management Agreement

     Castle Harlan Inc., an affiliate of a significant stockholder of the Company, entered into an agreement whereby, in exchange for certain management services rendered, the Company agreed to pay a fee to Castle Harlan Inc. totaling $3 million per year. The amount was paid in advance for the first year and quarterly in advance thereafter. The agreement was for a term of five years, renewable automatically from year to year thereafter unless Castle Harlan Inc. or its affiliates beneficially own less than 20% of the then outstanding stock of the Company. The Company paid Castle Harlan Inc. $750,000 and $3,000,000 during the years ended March 31, 1999 and 2000, respectively. The fee was recorded at the rate of $750,000 per quarter in selling, general and administrative expenses.

     In connection with the initial public offering in the quarter ended June 30, 2000, the Company terminated its Management Agreement with Castle Harlan, Inc. In exchange for such termination, the Company paid $3 million in cash and issued 136,364 shares of its common stock to Castle Harlan.

     As of March 31, 2000, 4,520 shares of common stock and 18,080 shares of preferred stock held by certain officers of the Company were subject to certain repurchase requirements by the Company in the event of termination of the officer by the Company without "cause," disability or death as specified in the Stock

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

Repurchase Agreement. The Company maintained an insurance policy to fund substantially all of its obligations in the event of disability or death. In connection with the Company's initial public offering and recapitalization the repurchase requirements were terminated.

  Finder's Fee/Consulting Arrangement

     The Company paid a member of its Board of Directors (the "Director") $1,750,000 (a "finders fee") related to services provided by the Director for the Tidewater Acquisition. Upon consummation of the Tidewater Acquisition, $1,100,000 of the finders fee was issued to the Director as capital stock of the Company at $50 per share par value. The Company paid the remaining $650,000 of the finders fee in cash to the Director on March 4, 1998. In addition, the Company paid the Director an annual consulting fee of $150,000 for consulting services for a stated term of five years. The agreement provided for automatic extensions for one-year periods unless terminated by the parties. The Company paid the Director $12,500, $165,523 and $140,264 during the period from December 12, 1997 (inception) through March 31, 1998 and the years ended March 31, 1999 and 2000, respectively. In connection with the initial public offering in the quarter ended June 30, 2000, the Company terminated the agreement and paid him $150,000 in cash and issued him 6,818 shares of common stock.

     The Company also paid a closing bonus to an officer of the Company consisting of 1,000 shares of the Company's common stock, 4,000 shares of the Company's preferred stock, both valued at $50 per share, and $100,000 cash for services performed in conjunction with the Tidewater Acquisition prior to his employment. Upon completion of the initial public offering in May 2000, the Company paid one of its executive officers and directors for his services 13,636 shares of the Company's common stock, which shares are subject to registration rights.

  Transitional Services Agreement

     Concurrently with the closing of the Weatherford Global acquisition, Weatherford and WGC, as the Company's subsidiary, entered into a transitional services agreement under which Weatherford will continue to provide certain administrative and support services, such as shared corporate office space and general communication and information services, to WGC until June 9, 2001. WGC paid Weatherford $125,000 for the first thirty days of these services. For the period subsequent to the initial thirty days, Weatherford Global, as the Company's subsidiary, will pay Weatherford a fee based on a proportional amount of Weatherford's costs and expenses in providing the services plus a 10% management fee.

10. COMMITMENTS AND CONTINGENCIES

     Rent expense for the years ended March 31, 1999, 2000 and 2001 was approximately $427,000, $415,000 and $496,000, respectively. Commitments for future lease payments were not significant at March 31, 2001.

     An environmental assessment of the operations, physical premises and assets of the Company was completed in connection with the Tidewater Acquisition. The Company has recorded a provision of approximately $1.1 million at March 31, 2001 for environmental remediation costs.

     In February 1998, in connection with the Tidewater Acquisition, the Company entered into a Purchase Price Adjustment Agreement with Tidewater. The agreement provides for potential additional amounts to be paid to Tidewater upon a liquidity event, as defined in the agreement. If a liquidity event occurs and Castle Harlan Partners III and its affiliates receive an amount greater than its accreted investment (defined as its initial investment increased at a compounded rate of 6.25% each quarter, which equates to approximately 27.4% annually), the Company must make a payment to Tidewater equal to 10% of the amount, if any, that Castle Harlan receives in excess of its accreted investment. Any payment pursuant to this agreement would result in an increase in goodwill in the year of payment and a corresponding increase in goodwill and

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

amortization expense in subsequent years. As of March 31, 2001, Castle Harlan's accreted investment was approximately $30.58 per share, which will continue to grow at a compounded rate of 6.25% per quarter. As of March 31, 2001, no liquidity event, as defined in the agreement, that required a payment had occurred.

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

11. INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

     Prior to the WGC merger, the Company had three principal industry segments:
Domestic Rental and Maintenance, International Rental and Maintenance and Engineered Products. Due to the WGC merger, the changing nature of the markets we serve and in order to align ourselves with those markets, we changed our internal business organization during fiscal 2001. We are now organized into four principal businesses or operating segments: Domestic Rental and Maintenance, International Rental and Maintenance, Fabrication and Parts Sales and Service. The two Rental and Maintenance Segments provide natural gas compression rental and maintenance services to meet specific customer requirements. The Fabrication Segment involves the design, fabrication and sale of natural gas and air compression packages to meet customer specifications. The International Rental and Maintenance Segment represents substantially all of the Company's foreign-based operations. The Parts Sales and Service Segment involves the sale of parts to and the service of compressor units owned by oilfield companies.

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately since each business requires different marketing strategies due to customer specifications. Each of these business groups has one or more general managers who report directly to the Chief Executive Officer ("CEO"). The CEO has been identified as the Chief Operating Decision Maker as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." We have restated segment results for prior periods as a result of our fiscal 2001 realignment.

     In addition to these four operating segments, accounting, administration, facilities, finance, human resources, legal, marketing, procurement and sales groups also report to the CEO. The CEO does not evaluate the operating segments based upon fully allocated profit and loss statements, and the segments' reportable operating profit excludes allocated expenses. Operating segments do not have material sales to other segments, and accordingly, there are no inter-segment revenues to be reported. We also do not allocate our restructuring charges, interest and other income, interest expense or income taxes to operating segments.

     The following table presents sales and other financial information by industry segment for the year ended March 31, 1999 (in thousands):

                            DOMESTIC     INTERNATIONAL
                           RENTAL AND     RENTAL AND                   PARTS SALES   CORPORATE
                           MAINTENANCE    MAINTENANCE    FABRICATION   AND SERVICE   AND OTHER    TOTAL
                           -----------   -------------   -----------   -----------   ---------   --------
Revenues.................   $ 78,821        $ 6,778        $22,429       $21,159      $   311    $129,498
Gross margin.............     49,635          4,954          3,249         3,949          100      61,887
Depreciation and
  amortization...........     17,306          1,146            463           399           --      19,314
Capital expenditures.....     48,428         17,293          2,123           237           --      68,081
Identifiable assets......    311,490         16,093         11,421         2,642       96,345     437,991

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

     The following table presents sales and other financial information by industry segment for the year ended March 31, 2000 (in thousands):

                            DOMESTIC     INTERNATIONAL
                           RENTAL AND     RENTAL AND                   PARTS SALES   CORPORATE
                           MAINTENANCE    MAINTENANCE    FABRICATION   AND SERVICE   AND OTHER    TOTAL
                           -----------   -------------   -----------   -----------   ---------   --------
Revenues.................   $ 83,577        $14,718        $25,258       $12,742      $   154    $136,449
Gross margin.............     52,411         10,532          3,358         2,699          (39)     68,961
Depreciation and
  amortization...........     20,991          4,084            524           407           --      26,006
Capital expenditures.....     50,980          8,079            899            44           --      60,002
Identifiable assets......    310,563         49,204         10,205         2,042       97,928     469,942

     The following table presents sales and other financial information by industry segment for the year ended March 31, 2001 (in thousands):

                          DOMESTIC     INTERNATIONAL
                         RENTAL AND     RENTAL AND                   PARTS SALES   CORPORATE
                         MAINTENANCE    MAINTENANCE    FABRICATION   AND SERVICE   AND OTHER     TOTAL
                         -----------   -------------   -----------   -----------   ---------   ----------
Revenues...............   $126,686       $ 22,549        $61,779      $ 21,452     $    295    $  232,761
Gross margin...........     80,465         16,425          9,041         3,476          176       109,583
Depreciation and
  amortization.........     25,710          5,924          1,087           770           --        33,491
Capital expenditures...     54,535         11,560            746           951          214        68,006
Identifiable assets....    476,201        178,718         88,170       133,587      295,897     1,176,256

  Geographic Area

     The following table illustrates revenues and total assets by geographic locations for the year ended March 31, 1999 (in thousands):

                                      UNITED STATES,
                                        CANADA AND      CENTRAL AND    AUSTRALIA AND
                                          MEXICO       SOUTH AMERICA   THE FAR EAST     TOTAL
                                      --------------   -------------   -------------   --------
Revenues............................     $122,858         $ 5,731         $  909       $129,498
Total Assets........................      422,297          14,113          1,581        437,991

     The following table illustrates revenues and total assets by geographic locations for the year ended March 31, 2000 (in thousands):

                                      UNITED STATES,
                                        CANADA AND      CENTRAL AND    AUSTRALIA AND
                                          MEXICO       SOUTH AMERICA   THE FAR EAST     TOTAL
                                      --------------   -------------   -------------   --------
Revenues............................     $119,565         $15,946         $  938       $136,449
Total Assets........................      418,849          48,710          2,383        469,942

     The following table illustrates revenues and total assets by geographic locations for the year ended March 31, 2001 (in thousands):

                                    UNITED STATES,
                                      CANADA AND      CENTRAL AND    AUSTRALIA AND
                                        MEXICO       SOUTH AMERICA   THE FAR EAST      TOTAL
                                    --------------   -------------   -------------   ----------
Revenues..........................    $  211,905       $ 18,668         $ 2,188      $  232,761
Total assets......................     1,013,913        133,314          29,029       1,176,256

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

     No one customer accounted for more than 10% of net sales for any of the periods presented.

12. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for the years ended March 31, 2000 and 2001 is as follows (in thousands):

                                          JUNE 30    SEPTEMBER 30   DECEMBER 31   MARCH 31
                                          --------   ------------   -----------   --------
2000:
  Revenue...............................  $ 33,808     $34,988        $33,729     $33,924
  Operating income......................     5,968       6,636          6,699       6,924
  Net loss..............................    (1,238)     (1,578)        (1,276)     (1,890)
  Earnings per common share -- basic....  $  (0.51)    $ (0.64)       $ (0.52)    $ (0.77)
  Earnings per common
     share -- diluted...................  $  (0.51)    $ (0.64)       $ (0.52)    $ (0.77)
2001:
  Revenue...............................  $ 34,760     $38,853        $60,014     $99,134
  Operating income......................     7,507       8,018         10,411      14,621
  Net income (loss).....................   (10,928)      1,753          3,130       1,654
  Earnings per common share -- basic....  $  (1.24)    $  0.13        $  0.21     $  0.07
  Earnings per common
     share -- diluted...................  $  (1.24)    $  0.13        $  0.21     $  0.07

13. OPERATING LEASE FACILITIES

     In May 2000, the Company and Universal entered into a $200 million operating lease facility pursuant to which the Company may sell and lease back certain compression equipment from a Delaware business trust for a five-year term. The rental payments under the lease facility include an amount based on LIBOR plus a variable amount depending on the Company's operating and financial results, applied to the funded amount of the lease. Under the lease facility, the Company received an aggregate of approximately $155 million in proceeds from the sale of compression equipment in May, November and December 2000 and in connection with the GCSI acquisition, in September 2000. The equipment was sold and leased back by the Company for a five-year period from May 2000 and deployed by the Company under its normal operating procedures. The equipment sold had a book value of approximately $106 million and the equipment sale resulted in deferred gain of approximately $49 million that was transferred to new operating lease facilities.

     The Company had residual value guarantees on the equipment under the operating lease facility of approximately 85% of the funded amount that were due upon termination of the lease and which could be satisfied by a cash payment or the exercise of the purchase option. The facility contained certain covenants restricting the Company's operations, including its ability to enter into acquisition and sales transactions, incur additional indebtedness, permit additional liens on its assets and pay dividends. The Company's obligations under this facility were collateralized by liens on its compression equipment subject to the lease and certain related rights. Under the operating lease facility, Universal was the lessee and the Company guaranteed certain of Universal's obligations thereunder. The Company has replaced this facility with new operating lease facilities with similar terms.

     In connection with the WGC acquisition, on February 9, 2001, the Company raised $427 million under a new seven-year term SSN Operating Lease Facility funded primarily through an offering of $350 million 8 7/8% senior secured notes due 2008 by an unaffiliated entity. The Company also entered into a new $125 million secured revolving credit facility and a new $200 million asset-backed securitization operating lease facility (the "ABS Operating Lease Facility"), which facility has a series of six leases with terms ranging from three to eight years. At the closing, the Company funded approximately $80 million under the ABS Operating Lease Facility and had no amounts outstanding under the new revolving credit facility. The

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

proceeds from the two new operating lease facilities were used to restructure existing operating lease obligations and refinance certain existing indebtedness of the Company (including the previous operating lease facility described in Note 4 and in the first paragraph of this Note 13) and WGC. The equipment sold to the two new operating lease facilities had a book value of approximately $431.9 million and the equipment sale resulted in a deferred gain of approximately $75.1 million that the Company will annually assess for realizability.

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

     Under the operating lease facilities, the Company, as lessee, makes rental payments to the lessor for the leased equipment. Under the SSN Operating Lease Facility, the rental payments include amounts based on the interest accrued on the 8 7/8% senior secured notes and an amount based on LIBOR or a variable base rate equal to the sum of the interest accrued on the lessor's term loan, the yield on the equity investment in the lessor and other fees. The equipment leased by the Company under the SSN Operating Lease Facility had an initial appraised value of $427 million. The Company has residual value guarantees on the equipment under the SSN Operating Lease Facility of approximately 82% of the funded amount that are due upon termination of the lease in the event the purchase option or renewal options are not selected by the lessee.

     Under the ABS Operating Lease Facility, the rental payments are based on a variable rate plus the yield on the equity investment in the facility. The ABS Operating Lease Facility is collateralized by a first priority security interest in all of the assets under the facility. At the end of each lease term under the ABS Operating Lease Facility, the Company has residual value guarantees on the equipment under the facility of approximately 85% of the funded amount.

     The Company annually assesses whether it is probable that the value of the property at the end of the lease terms will be less than the residual value guarantee for each operating lease. On the date the deficiency becomes probable the expected deficiency (up to the maximum for which the Company is responsible) would be accrued by the Company using the straight-line method over the remaining term of the leases.

     Based on interest rates and funding amounts as of March 31, 2001, the future minimum lease payments under the SSN Operating Lease Facility and the ABS Operating Lease Facility as of March 31, 2001 are $44.8 million for each of the next five years.

14. EXTRAORDINARY LOSSES

     During the year ended March 31, 2001, the Company incurred extraordinary losses of $15.2 million ($9.5 million net of tax) related to its debt restructuring that occurred concurrently with the Company's initial public offering of its common stock, and its debt restructuring that occurred concurrently with the Company's acquisition of WGC.

15. NON-RECURRING CHARGES

     During the year ended March 31, 2001, the Company recorded restructuring charges of $8.7 million ($5.1 million net of tax, or earnings per share of $0.34). The primary components of this charge were costs associated with the early termination of a management agreement in the amount of $6.5 million, a consulting agreement in the amount of $0.3 million, estimated severance for Universal employees terminated or identified as transitional in connection with the WGC merger in the amount of $0.8 million, fees associated with closing of Universal locations in connection with the WGC merger in the amount of $0.9 million and other related fees in connection with the Company's initial public offering and concurrent financing transactions in the

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

amount of $0.2 million. At March 31, 2001 $1.5 million was included in accrued liabilities representing the portion of the restructuring charge not yet expended.

16. SUBSEQUENT EVENTS (UNAUDITED)

     On April 23, 2001, the Company acquired the international operations of Compressor Systems, Inc. based in Midland, Texas for approximately $30 million in cash. Concurrently with the acquisition, the Company funded approximately $35 million under the ABS Operating Lease Facility.

     On May 24, 2001, the Company entered into an agreement with Tidewater to settle acquisition-related claims, which included costs for remediation pursuant to an environmental assessment, in exchange for payment to the Company of $1 million and termination of the purchase price adjustment agreement, which eliminated any payment obligation by the Company under that agreement described in Note 10.

     On May 25, 2001, the Company entered into a purchase agreement to acquire KCI, Inc. ("KCI"), a Tulsa, Oklahoma-based fabricator of large horsepower compressors. Under the terms of the agreement, the Company will acquire KCI for approximately $22.9 million cash and, at the Company's election, up to 727,273 shares of the Company's common stock or an additional $18.8 million in cash, subject to adjustment. Concurrently with the acquisition, the Company will repay all of KCI's approximately $57 million of indebtedness. The transaction is subject to various conditions, including regulatory approvals. Although there can be no assurance the transaction will close, it is expected to be consummated in July 2001.

     On June 12, 2001, the Company entered into an agreement (the "Purchase Agreement"), pursuant to which the Company will acquire Louisiana Compressor Maintenance Co., Inc. ("LCM"), a Louisiana-based private company serving pipeline and other natural gas-related companies, for approximately $25.5 million in cash, which amount includes the repayment of LCM's outstanding indebtedness. The LCM transaction is subject to various customary closing conditions. There can be no assurance that it will be consummated. If all conditions are satisfied, it is expected to close by the end of June or in July 2001.

     On June 28, 2001, the Company commenced an offering (the "Pending Stock Offering") to the public of 1,333,333 shares of its common stock, par value $.01 per share, under the Securities Act of 1933, as amended, 2,666,667 shares of the Company's common stock by certain selling stockholders, including Castle Harlan, and up to 600,000 shares on a pro rata basis to cover overallotments. The Pending Stock Offering is expected to be consummated on July 3, 2001.

     Consummation of the Pending Stock Offering described in the Registration Statement will give the holders of Universal's 9 7/8% senior discount notes the right to require Universal to repurchase those notes at a price equal to 101% of the accreted value, plus accrued and unpaid interest to date. The Company expects to finance any repurchases of the 9 7/8% senior discount notes through the Credit Agreement or the operating lease facilities.

     Currently, an affiliate of Weatherford beneficially owns approximately 48% of the Company's outstanding common stock. Following the Pending Stock Offering, Weatherford will beneficially own approximately 46% of the Company's outstanding common stock. Pursuant to a voting agreement entered into concurrently with the Company's acquisition of Weatherford Global, Weatherford agreed to limit its voting power to 33 1/3% of the Company's outstanding common stock until the earlier of two years from the closing of that acquisition or the date that Castle Harlan and its affiliates own less than 5% of our outstanding common stock. The sale of shares by Castle Harlan in the Pending Stock Offering may result in a termination of the voting agreement if the underwriters' overallotment option is exercised, giving Weatherford voting control over the full amount of the Company's shares that it then owns.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

     In addition to its voting control, Weatherford and its affiliates are entitled to designate, which it has done, three persons to serve on our board of directors for so long as they own at least 20% of our outstanding common stock. If Weatherford's ownership falls below 20%, Weatherford may designate only two directors. If Weatherford's ownership falls below 10%, it will no longer have the right to designate directors to our board. Castle Harlan is also entitled to designate a total of three persons to our board of directors. Although it will lose this right following the Pending Stock Offering, its two current designees, John K. Castle and William M. Pruellage, are serving terms that do not expire until our 2003 annual meeting of stockholders.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Universal Compression, Inc.

     We have audited the accompanying consolidated balance sheets of Universal Compression, Inc. and subsidiaries (the "Company") as of March 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                            DELOITTE & TOUCHE LLP

Houston, Texas
May 25, 2001

                          UNIVERSAL COMPRESSION, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              MARCH 31,   MARCH 31,
                                                                2000         2001
                                                              ---------   ----------
                                       ASSETS


Current assets:
  Cash and cash equivalents.................................  $  1,403    $   12,279
  Accounts receivable, net of allowance for bad debts of
    $227 and $2,771 as of March 31, 2000 and 2001,
    respectively............................................    14,615        87,088
  Current portion of notes receivable.......................     1,535         3,928
  Inventories...............................................     8,727       120,939
  Current deferred tax asset................................       227            --
  Other.....................................................     1,519        20,131
                                                              --------    ----------
         Total current assets...............................    28,026       244,365
Properties and equipment
Rental equipment............................................   349,198       592,449
Other.......................................................    19,617        52,810
Accumulated depreciation....................................   (38,466)      (55,634)
                                                              --------    ----------
         Net properties and equipment.......................   330,349       589,625
Goodwill, net of accumulated amortization of $5,189 and
  $8,754 as of March 31, 2000 and 2001, respectively........    99,013       294,127
Notes receivable............................................     1,117         4,803
Other non-current assets, net of accumulated amortization of
  $2,265 and $1,777 as of March 31, 2000 and 2001,
  respectively..............................................     6,878        30,819
Non-current deferred tax asset..............................       962         7,795
                                                              --------    ----------
         Total assets.......................................  $466,345    $1,171,534
                                                              ========    ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade...................................  $ 10,911    $   67,450
  Accrued liabilities.......................................     6,869        62,143
  Current deferred tax liability............................        --        13,938
  Current portion of long-term debt and capital lease
    obligation..............................................     4,206         3,452
  Payable to parent.........................................     1,288            --
                                                              --------    ----------
         Total current liabilities..........................    23,274       146,983
Capital lease obligations...................................    10,243         6,086
Long-term debt..............................................   331,383       205,569
Non-current deferred tax liability..........................        --        90,126
Deferred gain...............................................        --        75,146
                                                              --------    ----------
         Total liabilities..................................   364,900       523,910
Commitments and Contingencies (see note 10)
Stockholders' equity
  Common stock, $10 par value, 5,000 shares authorized,
    4,910 shares issued, and outstanding in 2000 and 2001...        49            49
  Additional paid-in capital................................   105,131       651,607
  Other Comprehensive Income................................        --           845
  Retained deficit..........................................    (3,735)       (4,877)
                                                              --------    ----------
         Total stockholders' equity.........................   101,445       647,624
                                                              --------    ----------
         Total liabilities and stockholders' equity.........  $466,345    $1,171,534
                                                              ========    ==========

          See accompanying notes to consolidated financial statements.

                          UNIVERSAL COMPRESSION, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                               FOR THE YEAR ENDED MARCH 31,
                                                              ------------------------------
                                                                1999       2000       2001
                                                              --------   --------   --------
Revenues:
  Rentals...................................................  $ 85,599   $ 98,295   $149,235
  Sales.....................................................    43,588     38,000     83,231
  Other.....................................................       311        154        295
                                                              --------   --------   --------
          Total revenues....................................  $129,498   $136,449   $232,761
Costs and expenses:
  Rentals, exclusive of depreciation and amortization.......    31,010     35,352     52,345
  Cost of sales, exclusive of depreciation and
     amortization...........................................    36,390     31,943     70,714
  Depreciation and amortization.............................    19,308     26,000     33,485
  Selling, general and administrative.......................    16,862     16,797     21,092
  Operating lease...........................................        --         --     14,443
  Interest expense, net.....................................    26,251     30,916     22,622
  Non-recurring charges.....................................        --         --      8,699
                                                              --------   --------   --------
          Total costs and expenses..........................  $129,821   $141,008   $223,400
                                                              --------   --------   --------
Income (loss) before income taxes and extraordinary items...      (323)    (4,559)     9,361
Income taxes (benefit)......................................       166       (696)     3,871
                                                              --------   --------   --------
  Income (loss) before extraordinary items..................  $   (489)  $ (3,863)  $  5,490
                                                              --------   --------   --------
  Extraordinary loss, net of $3,979 income tax benefit......        --         --     (6,632)
                                                              --------   --------   --------
          Net loss..........................................  $   (489)  $ (3,863)  $ (1,142)
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                           UNIVERSAL COMPRESSION, INC

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
               FOR THE YEARS ENDED MARCH 31, 1999, 2000 AND 2001
                                 (IN THOUSANDS)

                                                   ADDITIONAL   RETAINED        OTHER
                                          COMMON    PAID IN     EARNINGS    COMPREHENSIVE
                                          STOCK     CAPITAL     (DEFICIT)      INCOME        TOTAL
                                          ------   ----------   ---------   -------------   --------
BALANCE, MARCH 31, 1998.................   $49      $105,131     $   617        $ --        $105,797
  Net loss for the year ended March 31,
     1999...............................    --            --        (489)         --            (489)
BALANCE, MARCH 31, 1999.................   $49      $105,131     $   128        $ --        $105,308
                                           ---      --------     -------        ----        --------
  Net loss for the year ended March 31,
     2000...............................    --            --      (3,863)         --          (3,863)
BALANCE, MARCH 31, 2000.................   $49      $105,131     $(3,735)       $ --        $101,445
                                           ---      --------     -------        ----        --------
  Investment in subsidiary by parent....    --       116,815          --          --         116,815
  Acquisitions..........................    --       429,661          --          --         429,661
  Net loss for the year ended March 31,
     2001...............................    --            --      (1,142)         --          (1,142)
Foreign currency transaction
  adjustment............................    --            --          --        $845             845
                                           ---      --------     -------        ----        --------
BALANCE, MARCH 31, 2000.................   $49      $651,607     $(4,877)       $845        $647,624
                                           ---      --------     -------        ----        --------

          See accompanying notes to consolidated financial statements.

                          UNIVERSAL COMPRESSION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               FOR THE YEAR ENDED MARCH 31,
                                                              -------------------------------
                                                                1999       2000       2001
                                                              --------   --------   ---------
Cash flows from operating activities:
  Net loss..................................................  $   (489)  $ (3,863)  $  (1,142)
  Adjustments to reconcile net loss to cash provided by
     operating activities, net of effect of acquisitions:
     Depreciation and amortization..........................    19,308     26,000      33,485
     (Gain) loss on asset sales.............................      (192)      (124)        119
     Amortization of debt issuance costs....................     1,074      1,074       1,458
     Accretion of discount notes............................    15,341     16,934      18,521
       Increase (decrease) in deferred tax liabilities......       (25)    (1,622)    109,883
       (Increase) decrease in other assets..................     2,205       (602)    (18,877)
       (Increase) decrease in receivables...................   (10,807)     5,202     (21,887)
       (Increase) decrease in inventories...................    (2,594)     1,545     (19,272)
       Increase in accounts payable.........................     2,537      2,320      23,591
       Increase (decrease) in accrued liabilities...........    (3,777)       411     (32,555)
       Increase (decrease) in payable to parent.............     1,434       (146)     (1,288)
       Other................................................        27       (100)         --
                                                              --------   --------   ---------
          Net cash provided by operating activities.........    24,042     47,029      92,036
                                                              --------   --------   ---------
Cash flows from investing activities:
  Additions to property, plant and equipment................   (68,081)   (60,002)    (68,006)
  Acquisition of WGC........................................        --         --    (409,423)
  Other acquisitions........................................    (2,953)    (5,543)    (55,338)
  Proceeds from sale of fixed assets........................     8,038      4,442     529,449
                                                              --------   --------   ---------
          Net cash used in investing activities.............   (62,996)   (61,103)     (3,318)
                                                              --------   --------   ---------
Cash flows from financing activities:
  Principal repayments of long-term debt....................      (750)      (750)    (74,626)
  Net proceeds (repayment) under revolving line of credit...    40,249       (400)    (97,408)
  Net proceeds (repayment) on sale-leaseback of vehicles....        --      3,119      (1,484)
  Net proceeds (repayment) of financing lease...............        --     10,581     (10,580)
  Investment in subsidiary by parent........................        --         --     116,815
  Debt issuance costs.......................................        --         --     (11,404)
                                                              --------   --------   ---------
          Net cash provided by financing activities.........    39,499     12,550     (78,687)
                                                              --------   --------   ---------
Effect of exchange rate.....................................        --         --         845
Net increase (decrease) in cash and cash equivalents........       545     (1,524)     10,876
                                                              --------   --------   ---------
Cash and cash equivalents at beginning of period............     2,382      2,927       1,403
                                                              --------   --------   ---------
Cash and cash equivalents at end of period..................  $  2,927   $  1,403   $  12,279
                                                              ========   ========   =========
Supplemental disclosure of cash flow information:
          Cash paid for interest............................  $  9,653   $ 10,471   $  11,913
                                                              ========   ========   =========
          Cash paid for income taxes........................  $    697   $    772   $   1,543
                                                              ========   ========   =========

          See accompanying notes to consolidated financial statements.

                          UNIVERSAL COMPRESSION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     Universal Compression, Inc. was formed on December 12, 1997 for the purpose of acquiring Tidewater Compression Service, Inc. ("TCS") from Tidewater Inc. ("Tidewater"). Upon completion of the acquisition on February 20, 1998 (the "Tidewater Acquisition"), Acquisition Corp. was merged with and into TCS, which changed its name to Universal Compression, Inc. (the "Company") The Company is a wholly owned subsidiary of Universal Compression Holdings, Inc. ("Holdings").

     Effective May 30, 2000, the Holdings completed an initial public offering of 7,275,000 shares of its common stock (which includes 275,000 shares of common stock issued pursuant to an overallotment option granted to the underwriters), which provided the Holdings with net proceeds (after deducting underwriting discounts and commissions) of approximately $149.2 million. Concurrently with the initial public offering, the Holdings implemented a recapitalization pursuant to which all existing classes of the Holding's stock were converted into common stock. Also concurrently with the initial public offering, the Company entered into a $50 million revolving credit facility and $200 million operating lease facility. The proceeds of the offering and the $62.6 million in initial proceeds from the new operating lease facility were used to repay $192.7 million of indebtedness, and the remaining proceeds were used for working capital and to pay expenses associated with the offering and concurrent financing transactions.

     Thereafter, the Company completed the merger of Gas Compression Services, Inc. ("GCSI") on September 15, 2000. The Company also completed its acquisition of Weatherford Global Compression Services, L.P. and certain related entities on February 9, 2001 and its acquisition of ISS Compression, Inc. and its operating subsidiary, IEW Compression, Inc., on February 28, 2001. See Note 2.

  Nature of Operations

     The Company is the second largest natural gas compression services company in the world in terms of rental fleet horsepower. The Company provides a full range of compression rental, sales, operations, maintenance and fabrication services and products to the natural gas industry, both domestically and internationally. The compressors are used by oil and gas producers and processors and pipeline companies primarily to boost the pressure of natural gas from the wellhead into gas gathering systems, gas processing plants or into and through high pressure pipelines to be delivered to the end-users. The Company also designs and fabricates compressors for its own fleet as well as for sale to customers, and sells parts as well as services compressor units for companies.

  Principles of Consolidation

     The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Reclassifications

     Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

  Use of Estimates

     In preparing the Company's financial statements, management makes estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Actual results may differ from these estimates.

                          UNIVERSAL COMPRESSION, INC.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash flows are computed using the indirect method.

  Revenue Recognition

     Revenue is recognized by the Company's four reportable business segments using the following criteria: (a) persuasive evidence of an exchange arrangement exists, (b) delivery has occurred or services have been rendered, (c) the buyer's price is fixed or determinable and (d) collectibility is reasonably assured.

     Revenue from equipment rentals is recorded when earned over the period of rental and maintenance contracts, which generally range from one month to several years. Parts sales and service revenue is recorded as products are delivered or services are performed for the customer.

     Fabrication revenue is recognized using the completed-contract method, which recognizes revenue upon completion of the contract. This method is used because the typical contract is completed within two to three months and financial position and results of operations do not vary significantly from those, which would result from use of the percentage-of-completion method.

  Concentration of Credit Risk

     Trade accounts receivable are due from companies of varying size engaged principally in oil and gas activities in the United States and in certain international locations such as South America, Southeast Asia, Europe and Canada. The Company reviews the financial condition of customers prior to extending credit and periodically updates customer credit information. Payment terms are on a short-term basis and in accordance with industry standards. No single customer accounts for 10% or more of the Company's revenues. For the years ended March 31, 1999, 2000 and 2001, the Company wrote off bad debts totaling $330,000, $116,000 and $77,000, respectively.

  Inventories

     Inventories are recorded at the lower of average cost (first in first out FIFO method) or market (net realizable value). Some items of compression equipment are acquired and placed in inventories for subsequent sale or rental to others. Acquisitions of these assets are considered operating activities in the statement of cash flows.

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

Compression equipment....................................    15 years
Other properties and equipment...........................  2-25 years

     During the period, the Company effected a change in useful lives of overhauls and major components from 3 years to 6.5 years and from approximately 5 years to 10 years, respectively. The change was based on capitalization policies and an analysis of the time between overhauls as well as an analysis of the length of time major components operate effectively.

     Maintenance and repairs are charged to expenses as incurred. Overhauls and major improvements that increase the value or extend the life of rental units are capitalized and depreciated over the estimated period of

                          UNIVERSAL COMPRESSION, INC.

benefits. Depreciation expense for the years ended March 31, 1999, 2000 and 2001 was $16,943, $23,368 and $29,920, respectively.

     Properties and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable based upon undiscounted cash flows. Any impairment losses are measured based upon the excess of the carrying value over the fair value. The Company has not recognized any impairment losses for any of the periods presented.

  Goodwill

     Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis primarily over 40 years. At the balance sheet date, the Company evaluated the recoverability of goodwill based on expectations of undiscounted cash flows from operations and determined that no impairment had occurred.

  Other Assets

     Included in other assets are debt issuance costs, net of accumulated amortization, totaling approximately $7,507 and $18,523 at March 31, 2000 and 2001, respectively. Such costs are amortized over the period of the respective debt agreements on a straight-line method which approximates the effective interest method. Also included in other assets are assets held for sale in the amount of $3.4 million. Assets held for sale include rental compression units and land and buildings identified by the Company as obsolete or to be closed. The Company expects the assets to be sold or disposed of during fiscal 2002.

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

  Foreign Currency Transactions

     Activities of certain subsidiaries outside the United States are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resultant translation adjustments for the years ended March 31, 1999 and 2000 were not significant. The resultant translation adjustment for the year ended March 31, 2001 was a gain of $0.8 million.

  Fair Value of Financial Instruments

     The Company's financial instruments consist of trade receivables and payables (which have carrying values that approximate fair value) and long-term debt. The fair value of the Company's revolving credit facility (see Note 4) is representative of its carrying value based upon variable rate terms. The fair value of the senior discount notes was approximately $151.6 million and $252.1 million, as compared to a carrying amount of $166.9 million and $200.8 million at March 31, 2000 and 2001, respectively. The estimated fair value amounts have been determined by the Company using appropriate valuation methodologies and information available to management as of March 31, 2001 based on the quoted market price from brokers of these notes.

  Environmental Liabilities

     The costs to remediate and monitor environmental matters are accrued when such liabilities are considered probable and a reasonable estimate of such costs is determinable.

                          UNIVERSAL COMPRESSION, INC.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. SFAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (2) a hedge of the exposure to variable cash flows of a forecasted transaction, or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. We adopted SFAS 133 and the corresponding amendments under SFAS 138 on April 1, 2001. This statement had no impact on our consolidated results of operations, financial positions or cash flows.

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC issued an amendment to SAB 101, effectively delaying its implementation until the fourth quarter of fiscal years beginning after December 15, 1999. After reviewing SAB 101 and its amendment, we believe that our revenue recognition policy is appropriate and that the effects of SAB 101 and its amendment were immaterial to our results of operations.

     On February 14, 2001, the FASB issued its tentative decisions on the accounting for goodwill in an Exposure Draft, Business Combinations and Intangible Assets -- Accounting for Goodwill. The FASB has tentatively concluded that purchased goodwill should not be amortized; rather it should be reviewed for impairment. The final statement is expected to be issued in late July 2001, effective for financial statements covering fiscal years beginning after December 15, 2001.

2. MERGERS & ACQUISITIONS

     On February 20, 1998, a predecessor of the Company acquired 100% of the voting securities of TCS for approximately $350 million. The Tidewater Acquisition was recorded using the purchase method of accounting and the purchase price was allocated to the assets and liabilities acquired based on their fair values. The excess cost of the Tidewater Acquisition was recorded as goodwill which is being amortized on a straight-line basis over its 40 year useful life. The operations of TCS are included in the financial statements presented herein beginning February 20, 1998.

     In April 2000, the Company acquired all of the outstanding stock of Spectrum Rotary Compression Inc. from Energy Spectrum Partners, L.P. in exchange for 287,723 shares of Holding's common stock. Spectrum added approximately 11,600 horsepower to the Company's fleet and provided an increased presence in the screw compressor market.

     On September 15, 2000, the Company completed the merger of GCSI, a supplier of natural gas compression equipment and services with fabrication and overhaul facilities in Michigan and Texas, for a combination of approximately $12 million in cash, 1,400,726 shares of Holding's common stock valued at approximately $39 million and the assumption or refinancing of approximately $63 million of indebtedness. All

                          UNIVERSAL COMPRESSION, INC.

of the assumed or refinanced indebtedness, except for approximately $10 million, were paid off concurrently with the merger using proceeds received under the Company's operating lease facility. The acquisition was accounted for under the purchase method of accounting and resulted in the recognition of approximately $33 million in goodwill. Results of operations for GCSI are included in the accompanying consolidated financial statements from September 15, 2000.

     On February 9, 2001, the Company completed its acquisition of Weatherford Global Compression Services and certain related entities ("WGC"), a supplier of natural gas compression equipment and services and a division of Weatherford International, Inc. Under the terms of the agreement, the Company merged with a subsidiary of Weatherford International in exchange for 13.75 million shares of Holding's common stock, which represented approximately 48% of the outstanding shares of the combined company. In connection with the acquisition, Weatherford agreed, subject to certain conditions, to limit its voting rights to 33 1/3% of the Company's voting power for up to two years (see Note 16). In addition, the Company restructured approximately $323 million in debt and operating leases of WGC. The transaction was accounted for as a purchase. Prior to closing, Weatherford International acquired the interest of its minority partner in WGC. Also, Weatherford International retained certain assets and operations related to WGC's Singapore-based operations and approximately $10 million in accounts receivable.

     In connection with the acquisition, on February 9, 2001, the Company raised $427 million under a new operating lease facility funded primarily through an offering of $350 million 8 7/8% senior secured notes due 2008 by an unaffiliated entity (the "SSN Operating Lease Facility"). The Company also entered into a new $125 million secured revolving credit facility and a new $200 million asset-backed securitization operating lease facility (the "ABS Operating Lease Facility"). At the closing, the Company funded approximately $80 million under the ABS Operating Lease Facility and had no amounts outstanding under the new revolving credit facility. The proceeds from the two new operating lease facilities were used to restructure existing operating lease obligations and refinance certain existing indebtedness of the Company (including the previous operating lease facility described in Note 13) and WGC.

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

     On February 28, 2001, the Company acquired ISS Compression, Inc. and its operating subsidiary, IEW Compression, Inc. ("IEW"), a natural gas compression services provider based in Lafayette, Louisiana, for approximately $15 million in cash, which included the concurrent discharge of IEW's debt and operating leases.

     On a pro forma basis, had the WGC acquisition taken place on April 1, 2000, revenue, income before income taxes and net income for the fiscal year ended March 31, 2001 would have been $444.0 million, $21.7 million and $11.9 million respectively. On a pro forma basis, had the WGC acquisition taken place on April 1, 1999, revenue, income before income taxes and net income for the fiscal year ended March 31, 2000 would have been $374.2 million, $35.7 million and $20.2 million. The pro forma effect of other acquisitions was not material.

     All of these acquisitions were accounted for as purchases and accordingly, the results of operations of the acquired businesses are included in the accompanying financial statements from their respective dates of acquisition. Goodwill in the amounts listed below has been recognized for the amount of the excess of the

                          UNIVERSAL COMPRESSION, INC.

purchase price paid over the fair market value of the net assets acquired and is amortized on a straight-line basis over 40 years.

Tidewater Compression Service............................   $104,202
Spectrum Rotary Compression..............................         --
Gas Compression Services.................................     32,668
Weatherford Global Compression Services..................    164,492
ISS Compression..........................................      1,519
                                                            --------
          Total..........................................    302,881
                                                            --------
Less accumulated amortization............................     (8,754)
          Goodwill, net..................................   $294,127
                                                            --------

3. INVENTORIES

     Inventories consisted of the following (in thousands):

                                                              FOR THE YEAR ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                               2000       2001
                                                              -------   ---------
Raw materials...............................................  $   --    $ 47,222
Finished goods..............................................   3,176      38,705
Work-in-progress............................................   5,551      35,012
                                                              ------    --------
          Total.............................................  $8,727    $120,939
                                                              ======    ========

4. LONG-TERM DEBT

     The Company's debt at March 31 consisted of the following (in thousands):

                                                                AS OF MARCH 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
Senior discount notes, bearing interest of 9 7/8% per annum, due 2008, net of discount of $58,680 and $39,700 at March
  31, 2000 and 2001, respectively, unsecured................  $183,820   $200,800
Term loan, bearing interest of LIBOR + 2.5%, due February
  2005 and collateralized by property of the Company........    73,313         --
Revolving credit facility, bearing interest of LIBOR +2.25%, due February 2003 and collateralized by property of the
  Company...................................................    75,000         --
Various term loans, bearing interest at 30 day commercial
  paper rate plus 2.9%, due between August 2005 and April
  2014. The March 31, 2001 rate was 7.85% and the weighted
  average rate for fiscal 2001 was 8.975%...................        --      4,091
Limited revenue obligation bonds, bearing interest of
  4.5%,due October 2009 and collateralized by property of
  the Company...............................................        --      1,200
                                                              --------   --------
          Total Debt........................................   332,133    206,091
Less current maturities.....................................       750        522
                                                              --------   --------
          Total long-term debt..............................  $331,383   $205,569
                                                              ========   ========

     In May 2000, the Holdings repaid and terminated Holding's term loan and revolving credit facility and entered into a $50.0 million secured revolving credit facility, which had a five-year term. The revolver was

                          UNIVERSAL COMPRESSION, INC.

secured by a lien on all of the Company's personal property that was not subject to its previous operating lease facility entered into in connection with Holding's initial public offering (the "2000 Operating Lease Facility"). This revolver and the 2000 Operating Lease Facility were repaid and terminated in February 2001 in connection with the WGC acquisition.

     On February 9, 2001, the Company raised $427 million under the new seven-year SSN Operating Lease Facility funded primarily through the offering of $350 million of 8 7/8% senior secured notes due 2008 by an unaffiliated entity. The Company also entered into a new $125 million secured revolving credit facility and the new $200 million ABS Operating Lease Facility. At the closing, the Company funded approximately $80 million under the ABS Operating Lease Facility and had no amounts outstanding under the new revolving credit facility. The proceeds from the two new operating lease facilities were used to restructure existing operating lease obligations, including the 2000 Operating Lease Facility, and refinance certain existing indebtedness of the Company and WGC. These new facilities, like the Company's previous facilities, contain restrictions on the Company's operations, including its ability to, among other things, incur additional indebtedness, engage in acquisitions and pay dividends. The deferred gain from the 2000 Operating Lease Facility was transferred to the new operating lease facilities described in Note 13.

     As of December 31, 2000, the Company had $196.1 million aggregate principal amount outstanding under its 9 7/8% senior discount notes. On January 2, 2001, The Company commenced an offer to repurchase all of these 9 7/8% senior discount notes, and solicited the consent of the holders of the notes to amend the indenture governing the notes to eliminate substantially all the restrictive covenants. The tender offer was conditioned upon The Company's receipt of the consent of requisite holders to approve the proposed amendments to the indenture. The consent solicitation due date was January 24, 2001. The requisite consents with respect to the 9 7/8% senior discount notes were not received prior to the deadline. As a result, The Company terminated the tender offer without purchasing any of the 9 7/8% senior discount notes. Pursuant to the indenture governing the 9 7/8% senior discount notes, the holders of the notes had the right to require The Company to repurchase the notes as a result of the consummation of the WGC acquisition at a price equal to 101% of the accreted value, plus accrued and unpaid interest to date. No holders required The Company to repurchase any notes.

     Subsequent to the WGC acquisition and related financing transactions, the Company had approximately $198 million outstanding under its 9 7/8% senior discount notes due 2008 and approximately $13 million of other indebtedness. In addition, the Company had funded approximately $427 million under the SSN Operating Lease Facility and approximately $80 million under the ABS Operating Lease Facility. These facilities contain restrictions similar to the Company's previous operating lease facility and revolving credit facility. On February 28, 2001, in connection with the acquisition of IEW, the Company funded an additional $20.0 million under the ABS Operating Lease Facility.

     The Company's senior secured credit agreement ("Credit Agreement") provides for up to $125 million under the revolving credit facility, which includes a sublimit for letters of credit. The revolver bears interest at the Company's option of a base rate or LIBOR plus, in each case, a variable amount depending on its operating results.

     The available capacity on the revolving credit facility at March 31, 2000 and 2001 was approximately $7.7 million and $110.0 million, respectively, after giving effect to outstanding letters of credit. The interest rates on the prior revolving credit facility at March 31, 2000 and new revolving credit facility at March 31, 2001 was 8.36% and 7.58%, respectively. Under the revolving credit facility, a commitment fee of 0.50% per annum on the average available commitment is payable quarterly.

     The Credit Agreement contains certain financial covenants and limitations on, among other things, acquisitions, sales, indebtedness and liens. The Credit Agreement also limits the payment of cash dividends related to Universal paying up to $1 million to the Company in any given fiscal year. In addition, the Company

                          UNIVERSAL COMPRESSION, INC.

has substantial dividend payment restrictions under the indenture related to the senior discount notes. The Company was in compliance with all such covenants and limitations at March 31, 2001. As defined by the Credit Agreement, any "change of control" would result in an "Event of Default" and all amounts outstanding under the Credit Agreement would become due and payable. All principal amounts and accrued interest would become due without further notice.

     Lease payments equal to the interest on the 8 7/8% senior discount notes issued by the unaffiliated entity under the SSN Operating Lease Facility are payable semi-annually on August 15 and February 15, commencing August 15, 2001.

     Maturities of long-term debt as of March 31, 2001, in thousands, are 2002 -- $522; 2003 -- $503; 2004 -- $532; 2005 -- $463; 2006 -- $498; and
$203,573 thereafter.

5. CAPITAL LEASES

     On July 21, 1999, a wholly owned subsidiary of the Company entered into a financing lease with Societe Generale Financial Corporation regarding certain compression equipment. The financing lease had a term of 5 years and bore interest at a rate of LIBOR plus 4.25%. The financing lease is related to the Colombian operations of the Company, and was repaid in May 2000 with a portion of the proceeds from Holding's initial public offering.

     On June 17, 1999, The Company signed a master lease agreement with GE Capital Fleet Services completing a sale and lease back of the majority of its service vehicle fleet. Under the agreement, the vehicles were sold and leased back by The Company at lease terms ranging from 20 months to 56 months and will continue to be deployed by The Company under its normal operating procedures.

     In connection with the GCSI and Weatherford Global acquisitions, we have additional capital leases with GE Capital and Ford Motor Credit.

     Principal amortization associated with both leases is recorded in the Consolidated Statements of Cash Flows. Properties and equipment at March 31, 2001 include the following amounts for capitalized leases (in thousands):

                                                             MARCH 31,
                                                               2001
                                                             ---------
Compression equipment......................................   $ 4,290
Service vehicles...........................................     9,771
                                                              -------
Less accumulated depreciation..............................    (3,915)
                                                              -------
          Net assets under capital leases..................   $10,146
                                                              =======

     Future minimum lease payments under non-cancelable capital leases as of March 31, 2001 are as follows (in thousands):

2002........................................................  $3,362
2003........................................................   2,549
2004........................................................   1,687
2005........................................................   1,562
2006........................................................     111
Thereafter..................................................     267
                                                              ------
          Total.............................................  $9,538
                                                              ======

                          UNIVERSAL COMPRESSION, INC.

6. INCOME TAXES

     For the years ended March 31, 1999, 2000 and 2001, substantially all of the Company's income and losses before income taxes were derived from its U.S. operations.

     Income tax expense (benefit) for the years ended March 31, 1999, 2000 and 2001 consisted of the following (in thousands):

                                                              1999    2000      2001
                                                              ----   -------   ------
Current:
  Foreign...................................................  $145   $   889   $1,771
Deferred:
  Federal...................................................    19    (1,460)   2,426
  State.....................................................     2      (125)     320
  Foreign...................................................    --        --     (646)
                                                              ----   -------   ------
          Total.............................................  $166   $  (696)  $3,871
                                                              ====   =======   ======

     A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the federal statutory income tax rate to income before taxes and extraordinary item for the years ended March 31, 1999, 2000 and 2001 is as follows (in thousands):

                                                             1999     2000      2001
                                                             -----   -------   ------
Benefit for income taxes at statutory rate.................  $(113)  $(1,595)  $3,276
State taxes................................................      2      (125)     232
Foreign taxes..............................................    145       889      (28)
Non-deductible expenses and other..........................    132       135      391
                                                             -----   -------   ------
          Total............................................  $ 166   $  (696)  $3,871
                                                             =====   =======   ======

     The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at March 31 are (in thousands):

                                                                2000       2001
                                                              --------   ---------
Deferred tax assets:
  Net operating loss carryforwards..........................  $ 35,592   $  65,199
  Accrued Reserves..........................................        --      19,997
  Inventory Reserves and Unicap.............................        --       6,734
  Foreign tax credit........................................       889       1,779
  Other.....................................................       283       1,162
                                                              --------   ---------
          Total.............................................    33,764      94,881
Valuation allowance.........................................      (889)     (1,779)
                                                              --------   ---------
          Total.............................................    32,875      93,102
                                                              --------   ---------
Deferred tax liabilities:
  Depreciation differences on properties and equipment......   (28,319)   (184,057)
  Other.....................................................    (3,367)     (5,304)
                                                              --------   ---------
          Total.............................................   (31,686)   (189,371)
                                                              --------   ---------
          Net deferred tax asset (liability)................  $  1,189   $ (96,269)
                                                              ========   =========

                          UNIVERSAL COMPRESSION, INC.

     A valuation allowance was established at March 31, 2000 against the Company's deferred tax assets related to foreign tax credits. The Company believes that it is probable that all other deferred tax assets will be realized on future tax returns, primarily from the generation of future taxable income through both profitable operations and future reversals of existing taxable temporary differences.

     At March 31, 2001, the Company had net operating loss ("NOL") carryforwards of approximately $170,527,000 available to offset future taxable income. Annual utilization of the carryforwards could be limited by Section 382 of the Internal Revenue Code of 1986, as amended. If not utilized, the NOL carryforwards will expire as follows (in thousands):

2008......................................................  $    628
2009......................................................     1,849
2010......................................................     1,943
2011......................................................       953
2018......................................................     4,927
2019......................................................    30,289
2020......................................................    56,863
2021......................................................    73,075
                                                            --------
          Total...........................................  $170,527
                                                            ========

7. EMPLOYEE BENEFITS

     The Company has a defined contribution 401(k) plan covering substantially all employees. The Company makes matching contributions under this plan equal to 50% of each participant's contribution of up to 6% of the participant's compensation. Company contributions to the plan were approximately $493,000, $473,000 and $614,000 for the years ended March 31, 1999, 2000 and 2001, respectively.

8. RELATED-PARTY TRANSACTIONS

  Management Agreement

     Castle Harlan Inc., an affiliate of a significant stockholder of Holdings, entered into an agreement whereby, in exchange for certain management services rendered, the Company agreed to pay a fee to Castle Harlan Inc. totaling $3 million per year. The amount was paid in advance for the first year and quarterly in advance thereafter. The agreement was for a term of five years, renewable automatically from year to year thereafter unless Castle Harlan Inc. or its affiliates beneficially own less than 20% of the then outstanding stock of Holdings. The Company paid Castle Harlan Inc. $750,000 and $3,000,000 during the years ended March 31, 1999 and 2000, respectively. The fee was recorded at the rate of $750,000 per quarter in selling, general and administrative expenses.

     In connection with the initial public offering in the quarter ended June 30, 2000, Holdings terminated its Management Agreement with Castle Harlan, Inc. In exchange for such termination, Holdings paid $3 million in cash and issued 136,364 shares of its common stock to Castle Harlan.

     As of March 31, 2000, 4,520 shares of common stock and 18,080 shares of preferred stock held by certain officers of Holdings were subject to certain repurchase requirements by the Company in the event of termination of the officer by Holdings without "cause," disability or death as specified in the Stock Repurchase Agreement. Holdings maintained an insurance policy to fund substantially all of its obligations in the event of disability or death. In connection with Holdings' initial public offering and recapitalization the repurchase requirements were terminated.

                          UNIVERSAL COMPRESSION, INC.

  Finder's Fee/Consulting Arrangement

     The Company paid a member of its Board of Directors (the "Director") $1,750,000 (a "finders fee") related to services provided by the Director for the Tidewater Acquisition. Upon consummation of the Tidewater Acquisition, $1,100,000 of the finders fee was issued to the Director as capital stock of Holdings at $50 per share par value. The Company paid the remaining $650,000 of the finders fee in cash to the Director on March 4, 1998. In addition, the Company paid the Director an annual consulting fee of $150,000 for consulting services for a stated term of five years. The agreement provided for automatic extensions for one-year periods unless terminated by the parties. The Company paid the Director $12,500, $165,523 and $140,264 during the period from December 12, 1997 (inception) through March 31, 1998 and the years ended March 31, 1999 and 2000, respectively. In connection with the initial public offering in the quarter ended June 30, 2000, the Company terminated the agreement and paid him $150,000 in cash and issued him 6,818 shares of common stock.

     The Company also paid a closing bonus to an officer of the Company consisting of 1,000 shares of the Company's common stock, 4,000 shares of the Company's preferred stock, both valued at $50 per share, and $100,000 cash for services performed in conjunction with the Tidewater Acquisition prior to his employment. Upon completion of the initial public offering in May 2000, the Company paid one of its executive officers and directors for his services 13,636 shares of the Company's common stock, which shares are subject to registration rights.

  Transitional Services Agreement

     Concurrently with the closing of the Weatherford Global acquisition, Weatherford and WGC, as the Company's subsidiary, entered into a transitional services agreement under which Weatherford will continue to provide certain administrative and support services, such as shared corporate office space and general communication and information services, to WGC until June 9, 2001. WGC paid Weatherford $125,000 for the first thirty days of these services. For the period subsequent to the initial thirty days, Weatherford Global, as the Company's subsidiary, will pay Weatherford a fee based on a proportional amount of Weatherford's costs and expenses in providing the services plus a 10% management fee.

9. COMMITMENTS AND CONTINGENCIES

     Rent expense for the years ended March 31, 1999, 2000 and 2001 was approximately $427,000, $415,000 and $496,000, respectively. Commitments for future lease payments were not significant at March 31, 2001.

     An environmental assessment of the operations, physical premises and assets of the Company was completed in connection with the Tidewater Acquisition. The Company has recorded a provision of approximately $1.1 million at March 31, 2001 for environmental remediation costs.

     In February 1998, in connection with the Tidewater Acquisition, the Company entered into a Purchase Price Adjustment Agreement with Tidewater. The agreement provides for potential additional amounts to be paid to Tidewater upon a liquidity event, as defined in the agreement. If a liquidity event occurs and Castle Harlan Partners III and its affiliates receive an amount greater than its accreted investment (defined as its initial investment increased at a compounded rate of 6.25% each quarter, which equates to approximately 27.4% annually), the Company must make a payment to Tidewater equal to 10% of the amount, if any, that Castle Harlan receives in excess of its accreted investment. Any payment pursuant to this agreement would result in an increase in goodwill in the year of payment and a corresponding increase in goodwill and amortization expense in subsequent years. As of March 31, 2001, Castle Harlan's accreted investment was approximately $30.58 per share, which will continue to grow at a compounded rate of 6.25% per quarter. As of March 31, 2001, no liquidity event, as defined in the agreement, that required a payment had occurred.

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

10. INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

     Prior to the WGC merger, the Company had three principal industry segments:
Domestic Rental and Maintenance, International Rental and Maintenance and Engineered Products. Due to the WGC merger, the changing nature of the markets we serve and in order to align ourselves with those markets, we changed our internal business organization during fiscal 2001. We are now organized into four principal businesses or operating segments: Domestic Rental and Maintenance, International Rental and Maintenance, Fabrication and Parts Sales and Service. The two Rental and Maintenance Segments provide natural gas compression rental and maintenance services to meet specific customer requirements. The Fabrication Segment involves the design, fabrication and sale of natural gas and air compression packages to meet customer specifications. The International Rental and Maintenance Segment represents substantially all of the Company's foreign-based operations. The Parts Sales and Service Segment involves the sale of parts to and the service of compressor units owned by oilfield companies.

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately since each business requires different marketing strategies due to customer specifications. Each of these business groups has one or more general managers who report directly to the Chief Executive Officer ("CEO"). The CEO has been identified as the Chief Operating Decision Maker as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." We have restated segment results for prior periods as a result of our fiscal 2001 realignment.

     In addition to these four operating segments, accounting, administration, facilities, finance, human resources, legal, marketing, procurement and sales groups also report to the CEO. The CEO does not evaluate the operating segments based upon fully allocated profit and loss statements, and the segments' reportable operating profit excludes allocated expenses. Operating segments do not have material sales to other segments, and accordingly, there are no inter-segment revenues to be reported. We also do not allocate our restructuring charges, interest and other income, interest expense or income taxes to operating segments.

     The following table presents sales and other financial information by industry segment for the year ended March 31, 1999 (in thousands):

                           DOMESTIC     INTERNATIONAL                    PARTS      CORPORATE
                          RENTAL AND     RENTAL AND                    SALES AND       AND
                          MAINTENANCE    MAINTENANCE    FABRICATION     SERVICE       OTHER      TOTAL
                          -----------   -------------   -----------   -----------   ---------   --------
Revenues................   $ 78,821        $ 6,778        $22,429       $21,159      $   311    $129,498
Gross margin............     49,635          4,954          3,249         3,949          100      61,887
Depreciation and
  amortization..........     15,626          1,020            161         2,501           --      19,308
Capital expenditures....     48,428         17,293          2,123           237           --      68,081
Identifiable assets.....    311,490         16,093         11,421         2,642       94,841     436,487

                          UNIVERSAL COMPRESSION, INC.

     The following table presents sales and other financial information by industry segment for the year ended March 31, 2000 (in thousands):

                           DOMESTIC     INTERNATIONAL                    PARTS      CORPORATE
                          RENTAL AND     RENTAL AND                    SALES AND       AND
                          MAINTENANCE    MAINTENANCE    FABRICATION     SERVICE       OTHER      TOTAL
                          -----------   -------------   -----------   -----------   ---------   --------
Revenues................   $ 83,577        $14,718        $25,258       $12,742      $   154    $136,449
Gross margin............     52,411         10,532          3,358         2,699          (39)     68,961
Depreciation and
  amortization..........     19,104          3,947            196         2,753           --      26,000
Capital expenditures....     50,980          8,079            899            44           --      60,002
Identifiable assets.....    310,563         49,204         10,205         2,042       94,331     466,345

     The following table presents sales and other financial information by industry segment for the year ended March 31, 2001 (in thousands):

                         DOMESTIC     INTERNATIONAL                    PARTS
                        RENTAL AND     RENTAL AND                    SALES AND    CORPORATE
                        MAINTENANCE    MAINTENANCE    FABRICATION     SERVICE     AND OTHER     TOTAL
                        -----------   -------------   -----------   -----------   ---------   ----------
Revenues..............   $126,686       $ 22,549        $61,779      $ 21,452     $    295    $  232,761
Gross margin..........     80,465         16,425          9,041         3,476          176       109,583
Depreciation and
  amortization........     25,704          5,924          1,087           770           --        33,485
Capital
  expenditures........     54,535         11,560            746           951          214        68,006
Identifiable assets...    476,201        178,718         88,170       133,587      294,858     1,171,534

  Geographic Area

     The following table illustrates revenues and total assets by geographic locations for the year ended March 31, 1999 (in thousands):

                                   UNITED STATES,      CENTRAL AND    AUSTRALIA AND
                                  CANADA AND MEXICO   SOUTH AMERICA   THE FAR EAST     TOTAL
                                  -----------------   -------------   -------------   --------
Revenues........................      $122,858           $ 5,731         $  909       $129,498
Total Assets....................       420,793            14,113          1,581        436,487

     The following table illustrates revenues and total assets by geographic locations for the year ended March 31, 2000 (in thousands):

                                   UNITED STATES,      CENTRAL AND    AUSTRALIA AND
                                  CANADA AND MEXICO   SOUTH AMERICA   THE FAR EAST     TOTAL
                                  -----------------   -------------   -------------   --------
Revenues........................      $119,565           $15,946         $  938       $136,449
Total Assets....................       415,252            48,710          2,383        466,345

     The following table illustrates revenues and total assets by geographic locations for the year ended March 31, 2001 (in thousands):

                                 UNITED STATES,      CENTRAL AND    AUSTRALIA AND
                                CANADA AND MEXICO   SOUTH AMERICA   THE FAR EAST      TOTAL
                                -----------------   -------------   -------------   ----------
Revenues......................     $  211,905         $ 18,668         $ 2,188      $  232,761
Total assets..................      1,009,191          133,314          29,029       1,171,534

     No one customer accounted for more than 10% of net sales for any of the periods presented.

                          UNIVERSAL COMPRESSION, INC.

11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for the years ended March 31, 2000 and 2001 is as follows (in thousands):

                                           JUNE 30   SEPTEMBER 30   DECEMBER 31   MARCH 31
                                           -------   ------------   -----------   --------
2000:
  Revenue................................  $33,808     $34,988        $33,729     $33,924
  Operating income.......................    5,968       6,633          6,699       6,924
  Net loss...............................     (732)     (1,052)          (738)     (1,341)
2001:
  Revenue................................  $34,760     $38,853        $60,014     $99,134
  Operating income.......................    7,507       8,018         10,411      14,621
  Net income (loss)......................   (7,682)      1,754          3,131       1,655

12. OPERATING LEASE FACILITIES

     In May 2000, the Company entered into a $200 million operating lease facility pursuant to which the Company may sell and lease back certain compression equipment from a Delaware business trust for a five-year term. The rental payments under the lease facility include an amount based on LIBOR plus a variable amount depending on the Company's operating and financial results, applied to the funded amount of the lease. Under the lease facility, the Company received an aggregate of approximately $155 million in proceeds from the sale of compression equipment in May, November and December 2000 and in connection with the GCSI acquisition, in September 2000. The equipment was sold and leased back by the Company for a five-year period from May 2000 and deployed by the Company under its normal operating procedures. The equipment sold had a book value of approximately $106 million and the equipment sale resulted in deferred gain of approximately $49 million that was transferred to new operating lease facilities.

     The Company had residual value guarantees on the equipment under the operating lease facility of approximately 85% of the funded amount that were due upon termination of the lease and which could be satisfied by a cash payment or the exercise of the purchase option. The facility contained certain covenants restricting the Company's operations, including its ability to enter into acquisition and sales transactions, incur additional indebtedness, permit additional liens on its assets and pay dividends. The Company's obligations under this facility were collateralized by liens on its compression equipment subject to the lease and certain related rights. Under the operating lease facility, Universal was the lessee and the Company guaranteed certain of Universal's obligations thereunder. The Company has replaced this facility with new operating lease facilities with similar terms.

     In connection with the WGC acquisition, on February 9, 2001, the Company raised $427 million under a new seven-year term SSN Operating Lease Facility funded primarily through an offering of $350 million 8 7/8% senior secured notes due 2008 by an unaffiliated entity. The Company also entered into a new $125 million secured revolving credit facility and a new $200 million asset-backed securitization operating lease facility (the "ABS Operating Lease Facility"), which facility has a series of six leases with terms ranging from three to eight years. At the closing, the Company funded approximately $80 million under the ABS Operating Lease Facility and had no amounts outstanding under the new revolving credit facility. The proceeds from the two new operating lease facilities were used to restructure existing operating lease obligations and refinance certain existing indebtedness of the Company (including the previous operating lease facility described in Note 4 and in the first paragraph of this
Note 13) and WGC. The equipment sold to the two new operating lease facilities had a book value of approximately $431.9 million and the equipment sale resulted in a deferred gain of approximately $75.1 million that the Company will annually assess for realizability.

                          UNIVERSAL COMPRESSION, INC.

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

     Under the operating lease facilities, the Company, as lessee, makes rental payments to the lessor for the leased equipment. Under the SSN Operating Lease Facility, the rental payments include amounts based on the interest accrued on the 8 7/8% senior secured notes and an amount based on LIBOR or a variable base rate equal to the sum of the interest accrued on the lessor's term loan, the yield on the equity investment in the lessor and other fees. The equipment leased by the Company under the SSN Operating Lease Facility had an initial appraised value of $427 million. The Company has residual value guarantees on the equipment under the SSN Operating Lease Facility of approximately 82% of the funded amount that are due upon termination of the lease in the event the purchase option or renewal options are not selected by the lessee.

     Under the ABS Operating Lease Facility, the rental payments are based on a variable rate plus the yield on the equity investment in the facility. The ABS Operating Lease Facility is collateralized by a first priority security interest in all of the assets under the facility. At the end of each lease term under the ABS Operating Lease Facility, the Company has residual value guarantees on the equipment under the facility of approximately 85% of the funded amount.

     The Company annually assesses whether it is probable that the value of the property at the end of the lease terms will be less than the residual value guarantee for each operating lease. On the date the deficiency becomes probable the expected deficiency (up to the maximum for which the Company is responsible) would be accrued by the Company using the straight-line method over the remaining term of the leases.

     Based on interest rates and funding amounts as of March 31, 2001, the future minimum lease payments under the SSN Operating Lease Facility and the ABS Operating Lease Facility as of March 31, 2001 are $44.8 million for each of the next five years.

13. EXTRAORDINARY LOSSES

     During the year ended March 31, 2001, the Company incurred extraordinary losses of $10.6 million ($6.6 million net of tax) related to its debt restructuring that occurred concurrently with the Company's initial public offering of its common stock, and its debt restructuring that occurred concurrently with the Company's acquisition of WGC.

14. NON-RECURRING CHARGES

     During the year ended March 31, 2001, the Company recorded restructuring charges of $8.7 million ($5.1 million net of tax, or earnings per share of $0.34). The primary components of this charge were costs associated with the early termination of a management agreement in the amount of $6.5 million, a consulting agreement in the amount of $0.3 million, estimated severance for Universal employees terminated or identified as transitional in connection with the WGC merger in the amount of $0.8 million, fees associated with closing of Universal locations in connection with the WGC merger in the amount of $0.9 million and other related fees in connection with the Company's initial public offering and concurrent financing transactions in the amount of $0.2 million. At March 31, 2001 $1.5 million was included in accrued liabilities representing the portion of the restructuring charge not yet expended.

15. SUBSEQUENT EVENTS (UNAUDITED)

     On April 23, 2001, the Company acquired the international operations of Compressor Systems, Inc. based in Midland, Texas for approximately $30 million in cash. Concurrently with the acquisition, the Company funded approximately $35 million under the ABS Operating Lease Facility.

                          UNIVERSAL COMPRESSION, INC.

     On May 24, 2001, the Company entered into an agreement with Tidewater to settle acquisition-related claims, which included costs for remediation pursuant to an environmental assessment, in exchange for payment to Holdings of $1 million and termination of the purchase price adjustment agreement, which eliminated any payment obligation by the Holdings under that agreement described in Note 10.

     On May 25, 2001, the Company entered into a purchase agreement to acquire KCI, Inc. ("KCI"), a Tulsa, Oklahoma-based fabricator of large horsepower compressors. Under the terms of the agreement, the Company will acquire KCI for approximately $22.9 million cash and, at the Company's election, up to 727,273 shares of Holdings' common stock or an additional $18.8 million in cash, subject to adjustment. Concurrently with the acquisition, the Company will repay all of KCI's approximately $57 million of indebtedness. The transaction is subject to various conditions, including regulatory approvals. Although there can be no assurance the transaction will close, it is expected to be consummated in July 2001.

     On June 12, 2001, the Company entered into an agreement (the "Purchase Agreement"), pursuant to which Universal will acquire Louisiana Compressor Maintenance Co., Inc. ("LCM"), a Louisiana-based private company serving pipeline and other natural gas-related companies, for approximately $25.5 million in cash, which amount includes the repayment of LCM's outstanding indebtedness. The LCM transaction is subject to various customary closing conditions. There can be no assurance that it will be consummated. If all conditions are satisfied, it is expected to close in July 2001.

     On June 28, 2001, Holdings commenced an offering (the "Pending Stock Offering") to the public of 1,333,333 shares of its common stock, par value $.01 per share, under the Securities Act of 1933, as amended, 2,666,667 shares of the Holding's common stock by certain selling stockholders, including Castle Harlan, and up to 600,000 shares on a pro rata basis to cover overallotments. The Pending Stock offering is expected to be consummated on July 3, 2001.

     Consummation of the Pending Stock Offering described in the Registration Statement will give the holders of the Company's 9 7/8% senior discount notes the right to require the Company to repurchase those notes at a price equal to 101% of the accreted value, plus accrued and unpaid interest to date. The Company expects to finance any repurchases of the 9 7/8% senior discount notes through the Credit Agreement or the operating lease facilities.

     Currently, an affiliate of Weatherford beneficially owns approximately 48% of Holding's outstanding common stock. Following the Pending Stock Offering, Weatherford will beneficially own approximately 46% of the Holdings outstanding common stock. Pursuant to a voting agreement entered into concurrently with the Holding's acquisition of Weatherford Global, Weatherford agreed to limit its voting power to 33 1/3% of Holding's outstanding common stock until the earlier of two years from the closing of that acquisition or the date that Castle Harlan and its affiliates own less than 5% of our outstanding common stock. The sale of shares by Castle Harlan in the Pending Stock Offering will result in a termination of the voting agreement if the underwriters' overallotment option is exercised, giving Weatherford voting control over the full amount of the Holdings's shares that it then owns.

     In addition to its voting control, Weatherford and its affiliates are entitled to designate, which it has done, three persons to serve on our board of directors for so long as they own at least 20% of our outstanding common stock. If Weatherford's ownership falls below 20%, Weatherford may designate only two directors. If Weatherford's ownership falls below 10%, it will no longer have the right to designate directors to our board. Castle Harlan is also entitled to designate a total of three persons to our board of directors. Although it will lose this right following the Pending Stock Offering, its two current designees, John K. Castle and William M. Pruellage, are serving terms that do not expire until our 2003 annual meeting of stockholders.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.
                          UNIVERSAL COMPRESSION, INC.

                                 SCHEDULE II --

                       VALUATION AND QUALIFYING ACCOUNTS

                                         BALANCE AT   CHARGED TO                                    BALANCE AT
                                         BEGINNING     COSTS AND      PAYMENTS/       ACQUIRED       CLOSE OF
ITEM                                     OF PERIOD    EXPENSES(1)   DEDUCTIONS(2)   ALLOWANCES(3)     PERIOD
----                                     ----------   -----------   -------------   -------------   ----------
1999
  Allowance for doubtful accounts......     $213         $240           $330           $   --         $  123
2000
  Allowance for doubtful accounts......     $123         $220           $116           $   --         $  227
2001
  Allowance for doubtful accounts......     $227         $235           $ 77           $2,386         $2,771

---------------

(1) Amounts accrued for uncollectibility

(2) Uncollectible accounts written off, net of recoveries

(3) Amounts recorded on balance sheets of acquired Companies

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 28, 2001.

                                            UNIVERSAL COMPRESSION HOLDINGS, INC.

                                            By:    /s/ STEPHEN A. SNIDER
                                              ----------------------------------
                                                      Stephen A. Snider
                                                President and Chief Executive
                                                            Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen A. Snider, Ernie L. Danner, Richard W. FitzGerald and Mark L. Carlton, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on June 28, 2001.

                      SIGNATURE                                             TITLE
                      ---------                                             -----

                /s/ STEPHEN A. SNIDER                   President, Chief Executive Officer and
-----------------------------------------------------     Director (Principal Executive Officer)
                  Stephen A. Snider

              /s/ RICHARD W. FITZGERALD                 Senior Vice President and Chief Financial
-----------------------------------------------------     Officer (Principal Financial Officer and
                Richard W. FitzGerald                     Accounting Officer)

                 /s/ THOMAS C. CASE                     Director
-----------------------------------------------------
                   Thomas C. Case

                 /s/ JOHN K. CASTLE                     Director
-----------------------------------------------------
                   John K. Castle

                 /s/ ERNIE L. DANNER                    Executive Vice President and Director
-----------------------------------------------------
                   Ernie L. Danner

             /s/ BERNARD J. DUROC-DANNER                Director
-----------------------------------------------------
               Bernard J. Duroc-Danner

                      SIGNATURE                                             TITLE
                      ---------                                             -----


                 /s/ URIEL E. DUTTON                    Director
-----------------------------------------------------
                   Uriel E. Dutton

                 /s/ CURTIS W. HUFF                     Director
-----------------------------------------------------
                   Curtis W. Huff

                   /s/ C. KENT MAY                      Director
-----------------------------------------------------
                     C. Kent May

              /s/ WILLIAM M. PRUELLAGE                  Director
-----------------------------------------------------
                William M. Pruellage

              /s/ EDMUND P. SEGNER, III                 Director
-----------------------------------------------------
                Edmund P. Segner, III

                  /s/ SAMUEL URCIS                      Director
-----------------------------------------------------
                    Samuel Urcis

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 28, 2001.

                                            UNIVERSAL COMPRESSION, INC.

                                            By:    /s/ STEPHEN A. SNIDER
                                              ----------------------------------
                                                      Stephen A. Snider
                                                President and Chief Executive
                                                            Officer

     Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed by the following persons in the capacities indicated on June 28, 2001.

                      SIGNATURE                                             TITLE
                      ---------                                             -----

              By: /s/ STEPHEN A. SNIDER                 President, Chief Executive Officer and
  -------------------------------------------------       Director (Principal Executive Officer)
                  Stephen A. Snider

            By: /s/ RICHARD W. FITZGERALD               Senior Vice President and Chief Financial
  -------------------------------------------------       Officer (Principal Financial Officer and
                Richard W. FitzGerald                     Accounting Officer)

               By: /s/ ERNIE L. DANNER                  Director
  -------------------------------------------------
                   Ernie L. Danner

                                 EXHIBIT INDEX

        EXHIBIT                                  DESCRIPTION
        -------                                  -----------

          2.1            -- Agreement and Plan of Merger, dated as of August 4, 2000, by and among Universal Compression Holdings, Inc.,
                            Universal Compression, Inc., Gas Compression Services,
                            Inc., the Reuben James Helton Trust Dated January 24,
                            2000, and Michael Pahl (incorporated by reference to
                            Exhibit 2.1 to Universal Compression Holdings, Inc.'s
                            Current Report on Form 8-K dated September 29, 2000).

          2.2            -- Agreement and Plan of Merger, dated October 23, 2000, by and among Weatherford International, Inc., WEUS Holding,
                            Inc., Enterra Compression Company, Universal Compression
                            Holdings, Inc. and Universal Compression, Inc.
                            (incorporated by reference to Exhibit 2.2 to Universal
                            Compression Holdings, Inc.'s Quarterly Report on Form
                            10-Q for the quarter ended September 30, 2000).

          3.1            -- Restated Certificate of Incorporation of Universal
                            Compression Holdings, Inc. (incorporated by reference to
                            Exhibit 3.1 to Universal Compression Holdings, Inc.'s
                            Quarterly Report on Form 10-Q for the quarter ended June
                            30, 2000).

          3.2            -- Restated Bylaws of Universal Compression Holdings, Inc.
                            (incorporated by reference to Exhibit 3.2 to Universal
                            Compression Holdings, Inc.'s Quarterly Report on Form
                            10-Q for the quarter ended June 30, 2000).

          4.1            -- Specimen common stock certificate of Universal
                            Compression Holdings, Inc. (incorporated by reference to
                            Exhibit 4.1 to Amendment No. 2 dated May 22, 2000 to
                            Universal Compression Holdings, Inc.'s Registration
                            Statement on Form S-1 (File No. 333-34090)).

          4.2            -- Indenture, dated as of February 20, 1998, between
                            Universal Compression, Inc. and the United States Trust
                            Company of New York, as Trustee, with respect to the
                            9 7/8% Senior Discount Notes (incorporated by reference
                            to Exhibit 4.3 to Universal Compression, Inc.'s
                            Registration Statement on Form S-4 dated March 19, 1998
                            (File No. 333-48279)).

          4.3            -- First Supplemental Indenture, dated May 9, 2000, between
                            Universal Compression, Inc. and United States Trust
                            Company of New York, as Trustee, with respect to the
                            9 7/8% Senior Discount Notes (incorporated by reference
                            to Exhibit 4.7 to Amendment No. 2 dated May 22, 2000 to
                            Universal Compression Holdings, Inc.'s Registration
                            Statement on Form S-1 (File No. 333-34090)).

          4.4            -- Second Supplemental Indenture, dated as of May 30, 2000, by and among Universal Compression, Inc., Universal
                            Compression Holdings, Inc. and United States Trust
                            Company of New York, as trustee (incorporated by
                            reference to Exhibit 4.3 to Universal Compression
                            Holdings, Inc.'s Quarterly Report on Form 10-Q for the
                            quarter ended September 30, 2000).

          4.5            -- Third Supplemental Indenture, dated as of October 15,
                            2000, by and among Universal Compression, Inc., Gas
                            Compression Finance Corporation, G.C.S. Distributing
                            L.L.C., Gas Compression Realty L.L.C. and United States
                            Trust Company of New York, as trustee (incorporated by
                            reference to Exhibit 4.4 to Universal Compression
                            Holdings, Inc.'s Quarterly Report on Form 10-Q for the
                            quarter ended September 30, 2000).

        EXHIBIT                                  DESCRIPTION
        -------                                  -----------

          4.6            -- Specimen of Universal Compression, Inc.'s 9 7/8% Senior
                            Discount Notes due 2008 (incorporated by reference to
                            Exhibit 4.2 to Universal Compression, Inc.'s Registration
                            Statement on Form S-4 dated March 19, 1998 (File No.
                            333-48279)).

          4.7            -- Indenture with respect to the 8 7/8% Senior Secured Notes due 2008, dated as of February 9, 2001, among BRL
                            Universal Equipment 2001 A, L.P. and BRL Universal
                            Equipment Corp., as Issuers, and The Bank of New York, as
                            Indenture Trustee (incorporated by reference to Exhibit
                            10.4 to Universal Compression Holdings, Inc.'s Quarterly
                            Report on Form 10-Q for the quarter ended December 31,
                            2000).

          4.8            -- Indenture, dated as of February 9, 2001, between BRL
                            Universal Compression Funding I, L.P., Issuer, and Wells
                            Fargo Bank Minnesota, National Association, Indenture
                            Trustee (incorporated by reference to Exhibit 4.10 to
                            Universal Compression Holdings, Inc.'s Registration
                            Statement on Form S-4 dated March 20, 2001 (File No.
                            333-57302)).

          4.9            -- Series 2001 -- 1 Supplement, dated as of February 9, 2001 to Indenture dated as of February 9, 2001, between BRL
                            Universal Compression Funding I, L.P., Issuer, and Wells
                            Fargo Bank Minnesota, National Association, Indenture
                            Trustee (incorporated by reference to Exhibit 4.11 to
                            Universal Compression Holdings, Inc.'s Registration
                            Statement on Form S-4 dated March 20, 2001 (File No.
                            333-57302)).

          9.1            -- Voting Trust Agreement, dated February 20, 1998, among
                            Universal Compression Holdings, Inc., John K. Castle, as
                            voting trustee and certain stockholders party thereto
                            (incorporated by reference to Exhibit 9.1 to Amendment
                            No. 2 dated September 17, 1998 to Universal Compression
                            Holdings, Inc.'s Registration Statement on Form S-4 dated
                            March 19, 1998 (File No. 333-48283)).

          9.2            -- Voting Trust Agreement, dated December 1, 1998, among
                            Universal Compression Holdings, Inc., John K. Castle, as
                            voting trustee and certain other parties thereto
                            (incorporated by reference to Exhibit 9.1 to Universal
                            Compression Holdings, Inc.'s Quarterly Report on Form
                            10-Q for the quarter ended December 31, 1998)).

         10.1            -- Registration Rights Agreement dated February 20, 1998 by and among Universal Compression, Inc., Castle Harlan
                            Partners III, L.P. and each other party listed as
                            signatory thereto (incorporated by reference to Exhibit
                            10.14 to Universal Compression Holdings, Inc.'s
                            Registration Statement on Form S-4 dated March 19, 1998
                            (File No. 333-48283)).

         10.2            -- Form of Instruments of Accession to Registration Rights
                            Agreement for each of Richard W. FitzGerald and Valerie
                            L. Banner (incorporated by reference to Exhibit 4.10 to
                            Universal Compression Holdings, Inc.'s Registration
                            Statement on Form S-1 (File No. 333-34090)).

         10.3            -- Instrument of Accession to Registration Rights Agreement,
                            dated April 28, 2000, for Energy Spectrum Partners LP
                            (incorporated by reference to Exhibit 10.19 to Amendment
                            No. 2 dated May 22, 2000 to Universal Compression
                            Holdings, Inc.'s Registration Statement on Form S-1 (File
                            No. 333-34090)).

        EXHIBIT                                  DESCRIPTION
        -------                                  -----------

         10.4            -- Registration Agreement, dated September 15, 2000, by and among Universal Compression Holdings, Inc., the Reuben
                            James Helton Trust Dated January 24, 2000, and Michael
                            Pahl (incorporated by reference to Exhibit 4.1 to
                            Universal Compression Holdings, Inc.'s Current Report on
                            Form 8-K dated September 29, 2000).

         10.5            -- Registration Rights Agreement, dated as of February 9,
                            2001, by and between WEUS Holding, Inc. and Universal
                            Compression Holdings, Inc. (incorporated by reference to
                            Exhibit 4.3 to Universal Compression Holding, Inc.'s
                            Quarterly Report on Form 10-Q for the quarter ended
                            December 31, 2000).

         10.6            -- Voting Agreement, dated February 20, 1998, among Castle
                            Harlan Partners, Universal Compression Holdings, Inc. and
                            certain other parties thereto (incorporated by reference
                            to Exhibit 10.13 to Universal Compression Holdings,
                            Inc.'s Registration Statement on Form S-4 dated March 19,
                            1998 (File No. 333-48283)).

         10.7            -- First Amendment to Voting Agreement, dated as of May 19,
                            2000, among Castle Harlan Partners, Universal Compression
                            Holdings, Inc. and certain other parties thereto
                            (incorporated by reference to Exhibit 9.5 to Amendment
                            No. 2 dated May 22, 2000 to Universal Compression
                            Holdings, Inc.'s Registration Statement on Form S-1 (File
                            No. 333-34090)).

         10.8            -- Voting Agreement, dated as of February 9, 2001, among
                            Weatherford International, Inc., WEUS Holdings, Inc. and
                            Universal Compression Holdings, Inc. (incorporated by
                            reference to Exhibit 4.1 to Universal Compression
                            Holding, Inc.'s Quarterly Report on Form 10-Q for the
                            quarter ended December 31, 2000).

         10.9            -- Transitional Services Agreement, dated as of February 9,
                            2001, between Weatherford International, Inc. and
                            Weatherford Global Compression Services, L.P.
                            (incorporated by reference to Exhibit 10.1 to Universal
                            Compression Holdings, Inc.'s Quarterly Report on Form
                            10-Q for the quarter ended December 31, 2000).

         10.10           -- Equipment Lease Agreement with respect to the senior
                            secured notes operating lease facility, dated as of
                            February 9, 2001, between BRL Universal Equipment 2001 A,
                            L.P., as Lessor, and Universal Compression, Inc., as
                            Lessee (incorporated by reference to Exhibit 10.2 to
                            Universal Compression Holdings, Inc.'s Registration
                            Statement on Form S-4 dated March 20, 2001 (File No.
                            333-57302)).

         10.11           -- Participation Agreement, dated as of February 9, 2001,
                            among Universal Compression, Inc., as Lessee, Universal
                            Compression Holdings, Inc., as Guarantor, BRL Universal
                            Equipment 2001 A, L.P., as Lessor, Bankers Trust Company
                            and the other financial institutions listed on the
                            signature pages thereto as Tranche B Lenders, the Bank of
                            New York, not in its individual capacity but as Indenture
                            Trustee, Paying Agent, Transfer Agent and Registrar for
                            the Tranche A Noteholders, BRL Universal Equipment
                            Management, Inc., as Lessor General Partner, Bankers
                            Trust Company, as Administrative Agent and Collateral
                            Agent for Tranche B Lenders and Indenture Trustee on
                            behalf of the Tranche A Noteholders, Deutsche Bank Alex.
                            Brown Inc., as Arranger, The Bank of Nova Scotia, as
                            Syndicate Agent for Tranche B Lenders, Bank One, N.A., as
                            Documentation Agent for Tranche B Lenders, and First
                            Union National Bank, as Managing Agent (incorporated by
                            reference to Exhibit 10.3 to Amendment No. 1 dated as of
                            April 26, 2001 to Universal Compression Holdings, Inc.'s
                            Registration Statement on Form S-4 (File No. 333-57302)).

        EXHIBIT                                  DESCRIPTION
        -------                                  -----------

         10.12           -- First Amendment to Participation Agreement dated as of
                            March 20, 2001 by and among Universal Compression, Inc.,
                            as Lessee, Universal Compression Holdings, Inc., as
                            Guarantor, BRL Universal Equipment 2001 A, L.P., as
                            Lessor, Bankers Trust Company and the other financial
                            institutions listed on the signature pages thereto as
                            Tranche B Lenders, BRL Universal Equipment Management,
                            Inc., as Lessor General Partner, Bankers Trust Company,
                            as Administrative Agent for Tranche B Lenders and
                            Indenture Trustee acting on behalf of the Tranche A
                            Noteholders, and Bankers Trust Company, as Collateral
                            Agent for Tranche B Lenders and Indenture Trustee acting
                            on behalf of the Tranche A Noteholders (incorporated by
                            reference to Exhibit 10.4 to Amendment No. 1 dated as of
                            April 26, 2001 to Universal Compression Holdings, Inc.'s
                            Registration Statement on Form S-4 (File No. 333-57302)).

         10.13           -- Tranche B Loan Agreement, dated as of February 9, 2001, among BRL Universal Equipment 2001 A, L.P., as Borrower,
                            Bankers Trust Company, as Administrative Agent and
                            Collateral Agent, and The Tranche B Lenders Party
                            Thereto, as Tranche B Lenders (incorporated by reference
                            to Exhibit 10.4 to Universal Compression Holdings, Inc.'s
                            Registration Statement on Form S-4 dated March 20, 2001
                            (File No. 333-57302)).

         10.14           -- Master Equipment Lease Agreement, with respect to the ABS operating lease facility, dated as of February 9, 2001,
                            between BRL Universal Compression Funding I, L.P., as
                            Head Lessor and UCO Compression LLC, as Head Lessee
                            (incorporated by reference to Exhibit 10.5 to Universal
                            Compression Holdings, Inc.'s Registration Statement on
                            Form S-4 dated March 20, 2001 (File No. 333-57302)).

         10.15           -- Senior Secured Revolving Credit Agreement, dated as of
                            February 9, 2001, among Universal Compression, Inc., as
                            Borrower, First Union National Bank, as Administration
                            Agent, Bank One, N.A., as Syndication Agent, and the
                            lenders signatory thereto (incorporated by reference to
                            Exhibit 10.6 to Universal Compression Holdings, Inc.'s
                            Registration Statement on Form S-4 dated March 20, 2001
                            (File No. 333-57302)).

         10.16           -- Guaranty and Collateral Agreement made by Universal
                            Compression Holdings, Inc. and Universal Compression,
                            Inc. and in favor of First Union National Bank, as
                            Administrative Agent, dated as of February 9, 2001
                            (incorporated by reference to Exhibit 10.8 to Universal
                            Compression Holdings, Inc.'s Quarterly Report on Form
                            10-Q for the quarter ended December 31, 2000).

         10.17           -- Security Agreement (Pledge and Assignment), dated as of
                            February 9, 2001, between Universal Compression
                            International, Inc. and First Union National Bank, as
                            Administrative Agent (incorporated by reference to
                            Exhibit 10.9 to Universal Compression Holdings, Inc.'s
                            Quarterly Report on Form 10-Q for the quarter ended
                            December 31, 2000).

         10.18           -- Engagement and Indemnity Letter, dated February 9, 2001, among Universal Compression, Inc., Universal Compression
                            Holdings, Inc., Deutsche Bank Alex. Brown Inc., First
                            Union Securities, Inc., Goldman Sachs & Co., Banc One
                            Capital Markets, Inc., Scotia Capital (USA), Inc., BRL
                            Universal Equipment 2001 A, L.P., and BRL Universal
                            Equipment Corp. (incorporated by reference to Exhibit
                            10.12 to Universal Compression Holdings, Inc.'s Quarterly
                            Report on Form 10-Q for the quarter ended December 31,
                            2000).

        EXHIBIT                                  DESCRIPTION
        -------                                  -----------

         10.19           -- Management Agreement dated February 9, 2001, among
                            Universal Compression, Inc., UCO Compression LLC and BRL
                            Universal Compression Funding I, L.P. (incorporated by
                            reference to Exhibit 10.10 to Universal Compression
                            Holdings, Inc.'s Registration Statement on Form S-4 dated
                            March 20, 2001 (File No. 333-57302)).

         10.20           -- Guaranty made by Universal Compression Holdings, Inc. for the benefit of UCO Compression LLC, BRL Universal
                            Compression Funding I, L.P. and Wells Fargo Bank National
                            Association, dated as of February 9, 2001 (incorporated
                            by reference to Exhibit 10.11 to Universal Compression
                            Holdings, Inc.'s Registration Statement on Form S-4 dated
                            March 20, 2001 (File No. 333-57302)).

         10.21           -- Subsidiary Assumption Agreement, dated as of October 15,
                            2000, by and among Gas Compression Finance Corporation,
                            G.C.S. Distributing, L.L.C., and Gas Compression Realty,
                            L.L.C. (incorporated by reference to Exhibit 10.4 to
                            Universal Compression Holding, Inc.'s Quarterly Report on
                            Form 10-Q for the quarter ended September 30, 2000).

         10.22           -- Escrow Agreement, dated as of September 15, 2000, by and among Universal Compression Holdings, Inc., the Reuben
                            James Helton Trust Dated January 24, 2000, Garlin Rhymes,
                            as representative of the trust, Michael Pahl and State
                            Street Bank and Trust Company (incorporated by reference
                            to Exhibit 10.1 to Universal Compression Holdings, Inc.'s
                            and Universal Compression, Inc.'s Current Report on Form
                            8-K dated September 29, 2000).

         10.23           -- Waiver and Agreement, dated as of September 13, 2000, by and among Universal Compression Holdings, Inc., Universal
                            Compression, Inc., Wilmington Trust Company, Bankers
                            Trust Company, certain Certificate Holders and certain
                            Lenders party thereto (incorporated by reference to
                            Exhibit 10.5 to Universal Compression Holding, Inc.'s
                            Quarterly Report on Form 10-Q for the quarter ended
                            September 30, 2000).

         10.24           -- First Amendment and Consent, dated as of September 1,
                            2000, by and among Universal Compression Holdings, Inc.,
                            Universal Compression, Inc., certain Lenders party
                            thereto and Bankers Trust Company (incorporated by
                            reference to Exhibit 10.11 to Universal Compression
                            Holding, Inc.'s Quarterly Report on Form 10-Q for the
                            quarter ended September 30, 2000)

         10.25           -- Master Transaction Agreement, dated April 5, 2000, among
                            Universal Compression Holdings, Inc., Castle Harlan
                            Partners III, L.P. and Castle Harlan, Inc. (incorporated
                            by reference to Exhibit 10.12 to Amendment No. 2 dated
                            May 22, 2000 to Universal Compression Holdings, Inc.'s
                            Registration Statement on Form S-1 (File No. 333-34090)).

         10.26           -- Finders and Consulting Termination Agreement dated April
                            5, 2000, between Universal Compression Holdings, Inc. and
                            Samuel Urcis (incorporated by reference to Exhibit 10.14
                            to Amendment No. 2 dated May 22, 2000 to Universal
                            Compression Holdings, Inc.'s Registration Statement on
                            Form S-1 (File No. 333-34090)).

         10.27           -- Incentive Stock Option Plan (incorporated by reference to
                            Exhibit 10 to Universal Compression Holdings, Inc.'s
                            Quarterly Report on Form 10-Q for the period ended
                            September 30, 1998).

         10.28           -- Amendment Number One to Incentive Stock Option Plan,
                            dated April 20, 2000 (incorporated by reference to Exhibit 10.3 to Amendment No. 2 dated May 22, 2000 to
                            Universal Compression Holdings, Inc.'s Registration
                            Statement on Form S-1 (File No. 333-34090)).

        EXHIBIT                                  DESCRIPTION
        -------                                  -----------

         10.29           -- Amendment Number Two to Incentive Stock Option Plan,
                            dated May 15, 2000 (incorporated by reference to Exhibit
                            10.4 to Amendment No. 2 dated May 22, 2000 to Universal
                            Compression Holdings, Inc.'s Registration Statement on
                            Form S-1 (File No. 333-34090)).

         10.30           -- Amendment Number Three to Incentive Stock Option Plan,
                            dated November 27, 2000 (incorporated by reference to
                            Exhibit 4.7 to Universal Compression Holdings, Inc.'s
                            Registration Statement on Form S-8 filed on February 9,
                            2001).

         10.31           -- Stock Option Agreements between Universal Compression
                            Holdings, Inc. and each of Ernie Danner, Stephen Snider,
                            Samuel Urcis and Newton Schnoor (incorporated by
                            reference to Exhibit 10.18 to Universal Compression
                            Holdings, Inc.'s Registration Statement on Form S-4 dated
                            March 19, 1998 (File No. 333-48283)).

         10.32           -- Stock Option Agreement, dated April 12, 1999, between
                            Universal Compression Holdings, Inc. and Richard W.
                            FitzGerald (incorporated by reference to Exhibit 10.2 to
                            Universal Compression Holdings, Inc.'s Quarterly Report
                            on Form 10-Q for the quarter ended December 31, 1999).

         10.33           -- Form of Stock Option Agreements between Universal
                            Compression Holdings, Inc. and each of Jack B. Hilburn,
                            H. Patrick Jones and Kirk E. Townsend (incorporated by
                            reference to Exhibit 10.24 to Amendment No. 1 dated May
                            3, 2000 to Universal Compression Holdings, Inc.'s
                            Registration Statement on Form S-1 (File No. 333-34090)).

         10.34           -- Stock Option Agreement, effective as of October 18, 2000, by and between Universal Compression Holdings, Inc. and
                            Mark L. Carlton (incorporated by reference to Exhibit
                            10.6 to Universal Compression Holdings, Inc.'s Quarterly
                            Report on Form 10-Q for the quarter ended September 30,
                            2000).

         10.35           -- Form of Stock Option Agreements of Universal Compression
                            Holdings, Inc., effective as of April 20, 2000
                            (incorporated by reference to Exhibit 10.30 to Amendment
                            No. 2 dated May 22, 2000 to Universal Compression
                            Holdings, Inc.'s Registration Statement on Form S-1 (File
                            No. 333-34090)).

         10.36           -- Executive Employment Agreement, effective April 12, 1999, with Richard FitzGerald (incorporated by reference to
                            Exhibit 10.1 to Universal Compression Holdings, Inc.'s
                            Quarterly Report on Form 10-Q for the quarter ended
                            December 31, 1999).

         10.37           -- Agreement, dated October 27, 1999, among Universal
                            Compression, Inc., Universal Compression Holdings, Inc.
                            and Jack B. Hilburn (incorporated by reference to Exhibit
                            10.23 to Universal Compression Holdings, Inc.'s
                            Registration Statement on Form S-1 (File No. 333-34090)).

         10.38           -- Agreement, dated October 27, 1999, among Universal
                            Compression Inc., Universal Compression Holdings, Inc.
                            and Kirk E. Townsend (incorporated by reference to
                            Exhibit 10.24 to Universal Compression Holdings, Inc.'s
                            Registration Statement on Form S-1 (File No. 333-34090)).

         10.39           -- Form of Agreement for Mark L. Carlton (incorporated by
                            reference to Exhibit 10.9 of Universal Compression
                            Holdings, Inc.'s Current Report on Form 8-K dated March
                            22, 2001).

        EXHIBIT                                  DESCRIPTION
        -------                                  -----------

         10.40           -- Form of Indemnification Agreements for each of Samuel
                            Urcis, Stephen A. Snider, John K. Castle, William M.
                            Pruellage, Newt Schnoor, C. Kent May, Thomas C. Case,
                            Jack B. Hilburn, Ernie L. Danner, Kirk E. Townsend,
                            Hanford P. Jones, Richard W. FitzGerald, Edmund P. Segner
                            III, Mark L. Carlton, Curtis W. Huff and Uriel E. Dutton
                            (incorporated by reference to Exhibit 10.27 to Amendment
                            No. 1 dated May 3, 2000 to Universal Compression
                            Holdings, Inc.'s Registration Statement on Form S-1 (File
                            No. 333-34090)).

         10.41           -- Form of Indemnification Agreement for Bernard J.
                            Duroc-Danner (incorporated by reference to Exhibit 10.8
                            of Universal Compression Holdings, Inc.'s Current Report
                            on Form 8-K dated March 22, 2001).

         10.42*          -- Employees' Supplemental Savings Plan.

         10.43*          -- Letter dated March 15, 2001 with respect to certain
                            retirement benefits to be provided to Stephen A. Snider.

         21.1*           -- List of Subsidiaries.

         23.1*           -- Consent of Deloitte & Touche LLP.

---------------

* Filed herewith