Form 10-Q
period 2001-06-30
UNIVERSAL COMPRESSION HOLDINGS INC; UNIVERSAL COMPRESSION INC
filed 2001-08-10
CIK 1057234, 1057233

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

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

As of July 31, 2001, there were 30,517,343 shares of Universal Compression Holdings, Inc.'s common stock, $0.01 par value, outstanding and 4,910 shares of Universal Compression, Inc.'s common stock, $10.00 par value, outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      UNIVERSAL COMPRESSION HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                          June 30, 2001     March 31, 2001
                                                                        -----------------  ----------------
                                                                           (unaudited)
ASSETS
Current Assets:
    Cash                                                                     $    10,589        $    12,279
    Accounts receivable, net                                                      95,256             87,088
    Inventories                                                                  109,213            120,939
    Other current assets                                                          24,720             24,212
                                                                             -----------        -----------
          Total current assets                                                   239,778            244,518

Property, plant and equipment
  Rental equipment                                                               615,512            592,449
  Other                                                                           52,898             52,810
  Accumulated depreciation                                                       (63,716)           (55,634)
                                                                             -----------        -----------
          Net property, plant, and equipment                                     604,694            589,625

Goodwill                                                                         304,689            294,358
Other assets, net                                                                 49,237             47,755
                                                                             -----------        -----------

          Total assets                                                       $ 1,198,398        $ 1,176,256
                                                                             ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:

     Accounts payable and accrued liabilities                                $   130,719        $   143,303
     Current portion of long term debt and capital lease obligation               10,146              3,452
                                                                             -----------        -----------
           Total current liabilities                                             140,865            146,755

 Long-term debt                                                                  208,125            204,875
 Non-current deferred tax liability                                               90,110             90,126
 Deferred gain                                                                    88,700             75,146
 Capital lease obligations                                                         5,557              6,086
 Other liabilities                                                                   704                694
                                                                             -----------        -----------
           Total liabilities                                                     534,061            523,682

 Common stock                                                                        285                285
 Treasury Stock                                                                     (134)              (134)
 Paid in capital                                                                 664,253            663,882
 Currency translation adjustment                                                   1,692                845
 Retained deficit                                                                 (1,759)           (12,304)
                                                                             -----------        -----------
           Total stockholders' equity                                            664,337            652,574
                                                                             -----------        -----------

          Total liabilities and stockholders' equity                         $ 1,198,398        $ 1,176,256
                                                                             ===========        ===========

      See accompanying notes to unaudited consolidated financial statements

                      UNIVERSAL COMPRESSION HOLDINGS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                     Three Months Ended June 30,
                                                                                       2001               2000
                                                                                 -----------------  -----------------
 Revenues:
        Rentals                                                                   $       75,950     $       26,274
        Sales                                                                             64,411              8,270
        Other                                                                                (47)               216
                                                                                 -----------------  -----------------
             Total revenues                                                              140,314             34,760

 Costs and expenses:
        Rentals, exclusive of depreciation and amortization                               27,565             8,970
        Cost of sales, exclusive of depreciation and amortization                         53,275             6,548
        Depreciation and amortization                                                     11,380             7,498
        Selling, general and administrative                                               12,676             3,455
        Operating lease                                                                   12,593               689
        Interest expense                                                                   5,532             8,004
        Non-recurring charges                                                                 --             7,059
                                                                                 -----------------  -----------------
             Total costs and expenses                                                    123,021            42,223
                                                                                 -----------------  -----------------
 Income (loss) before income taxes and extraordinary items                                17,293            (7,463)
 Income taxes (benefit)                                                                    6,748            (2,799)
                                                                                 -----------------  -----------------
        Income (loss) before extraordinary items                                 $        10,545    $       (4,664)
                                                                                 =================  =================
        Extraordinary loss, net of $3,759
             income tax benefit                                                               --            (6,264)
                                                                                 -----------------  -----------------
        Net income (loss)                                                        $        10,545    $      (10,928)
                                                                                 =================  =================

Weighted average common and common equivalent shares outstanding:
        Basic                                                                             28,481             8,817
                                                                                 -----------------  -----------------
        Diluted                                                                           28,811             8,817
                                                                                 -----------------  -----------------
 Earnings per share - basic:
        Income (loss) before extraordinary items                                 $          0.37    $        (0.53)
        Extraordinary loss                                                                    --             (0.71)
                                                                                 -----------------  -----------------
        Net income (loss)                                                        $          0.37    $        (1.24)
                                                                                 =================  =================
  Earnings per share - diluted:
        Income (loss) before extraordinary items                                 $          0.37    $        (0.53)
        Extraordinary loss                                                                    --             (0.71)
                                                                                 -----------------  -----------------
        Net income (loss)                                                        $          0.37    $        (1.24)
                                                                                 =================  =================

     See accompanying notes to unaudited consolidated financial statements.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    Three Months Ended June 30,
                                                                                        2001           2000
                                                                                     ---------      ---------
Cash flows from operating activities:
  Net income (loss)                                                                  $  10,545      $ (10,928)
  Adjustments to reconcile net loss to cash
    provided by operating activities, net of effect of acquisitions:
       Depreciation and amortization                                                    11,380          7,498
       Gain (loss) on asset sales                                                          137            (93)
       Amortization of debt issuance costs                                                 653            329
       Accretion of discount notes                                                       4,896          5,055
       Deferred income taxes                                                               (16)        (3,759)
       Other                                                                            (9,566)         4,588
                                                                                     ---------      ---------
            Net cash provided by operating activities                                   18,029          2,690

Cash flows from investing activities:
       Additions to property, plant and equipment, net                                 (40,325)       (18,893)
       Acquisitions                                                                    (25,029)            --
       Proceeds from sale of fixed assets                                                  973         62,647
                                                                                     ---------      ---------

            Net cash used in investing activities                                      (64,381)        43,754

Cash flows from financing activities:
       Principal repayments of long-term debt                                           (1,467)      (107,091)
       Net borrowings (repayment) under revolving line of credit                         6,000        (75,000)
       Net repayment on sale-leaseback of vehicles                                        (394)           (68)
       Net borrowings (repayment ) on financing lease                                   40,000        (10,580)
       Common stock issuance                                                               371        157,063
       Debt issuance costs                                                                (695)        (5,320)
       Treasury stock                                                                       --             (9)
                                                                                     ---------      ---------
            Net cash provided by financing activities                                   43,815        (41,005)


Effect of exchange rate                                                                    847             --

Net increase (decrease) in cash and cash equivalents                                    (1,690)         5,439
Cash and cash equivalents at beginning of period                                        12,279          1,403
                                                                                     ---------      ---------
Cash and cash equivalents at end of period                                           $  10,589      $   6,842
                                                                                     =========      =========


     See accompanying notes to unaudited consolidated financial statements.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

1.       BASIS OF PRESENTATION

Organization

         Universal Compression Holdings, Inc. (the "Company") was formed on December 12, 1997 for the purpose of acquiring Tidewater Compression Service, Inc. ("TCS") from Tidewater Inc. ("Tidewater"). Upon completion of the acquisition on February 20, 1998 (the "Tidewater Acquisition"), TCS became the Company's wholly owned subsidiary and changed its name to Universal Compression, Inc. ("Universal"). Through this subsidiary, the Company's gas compression service operations date back to 1954. The Company is a holding company which conducts its operations through its wholly owned subsidiary, Universal. Accordingly, the Company is dependent upon the distribution of earnings from Universal, whether in the form of dividends, advances or payments on account of intercompany obligations, to service its debt obligations.

         Effective May 30, 2000, the Company completed an initial public offering of 7,275,000 shares of its common stock (which includes 275,000 shares of common stock issued pursuant to an over allotment option granted to the underwriters), which provided the Company with net proceeds (after deducting underwriting discounts and commissions) of approximately $149.2 million. Concurrently with the initial public offering, the Company implemented a recapitalization pursuant to which all existing classes of the Company's stock were converted into common stock. Also concurrently with the initial public offering, the Company entered into a $50 million revolving credit facility and $200 million operating lease facility. The proceeds of the offering and the $62.6 million in initial proceeds from the new operating lease facility were used to repay $192.7 million of indebtedness, and the remaining proceeds were used for working capital and to pay expenses associated with the offering and concurrent financing transactions.

         On July 3, 2001, the Company completed the public offering (the "Offering") of 1,333,333 shares of its common stock, par value $0.01 per share, together with 2,666,667 shares of the Company's common stock sold by certain selling stockholders, including Castle Harlan Partners III, L.P. and its affiliates. The shares were sold in the Offering at a price of $28.50 per share, and the Offering provided the Company with net proceeds (after deducting underwriting discounts and commissions) of approximately $36.1 million. The Company used the proceeds to fund the cash portion of the purchase price in its acquisition of KCI, Inc., to repay a portion of KCI's indebtedness concurrently with the acquisition, as described below and to partially fund the purchase price in its acquisition of Louisiana Compressor Maintenance, Inc., as described below. Following the Offering, Castle Harlan owned or had voting control over approximately 6% of the Company's outstanding common stock.

         The Company completed the acquisition of Gas Compression Services, Inc. ("GCSI") on September 15, 2000, of Weatherford Global Compression Services, L.P. ("Weatherford Global") on February 9, 2001, of ISS Compression, Inc. and its operating subsidiary, IEW Compression, Inc. (collectively "IEW") on February 28, 2001, of the international operations of Compressor Systems, Inc. ("CSII") on April 23, 2001, of KCI, Inc. ("KCI") on July 11, 2001 and of Louisiana Compressor Maintenance, Inc. ("LCM") on July 13, 2001.

         These consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Company's Annual Report on Form 10-K for the year ended March 31, 2001. That report contains a more comprehensive summary of the Company's major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002.

EARNINGS PER SHARE (UNAUDITED)

         Basic and diluted net income (loss) per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share".

The following table sets forth the computation of basic and diluted net income
(loss) per share (in thousands, except per share amounts):

                            BASIC EARNINGS PER SHARE

                                                                 Three Months Ended
                                                                      June 30,
                                                                 2001          2000
                                                             -------------  ------------
Income (loss) before extraordinary loss                       $   10,545     $   (4,664)

Extraordinary loss, net of income tax                                 --         (6,264)
                                                             -------------  ------------
Net income (loss)                                             $   10,545     $  (10,928)
                                                             =============  ============

Weighted average common stock outstanding                         28,481          8,817

Basic net income (loss) per share:
  Before extraordinary loss                                   $     0.37     $    (0.53)
  Extraordinary loss, net of income tax                               --          (0.71)
                                                             -------------  ------------
Basic net income (loss) per share                             $     0.37     $    (1.24)
                                                             =============  ============

                       DILUTED EARNINGS PER SHARE

Income (loss) before extraordinary loss                       $   10,545     $   (4,664)

Extraordinary loss, net of income tax                                 --         (6,264)
                                                             -------------  ------------
Net income (loss)                                             $   10,545     $  (10,928)
                                                             =============  ============

Weighted average common stock outstanding                         28,481          8,817

Dilutive effect of stock options outstanding                         330             --
                                                             -------------  ------------
 Weighted average diluted shares of common stock outstanding      28,811          8,817
                                                             =============  ============

Diluted income (loss) per share:
  Before extraordinary loss                                   $     0.37     $    (0.53)
  Extraordinary loss, net of income tax                               --          (0.71)
                                                             -------------  ------------
Diluted net income (loss) per share                           $     0.37     $    (1.24)
                                                             =============  ============


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

         In July 2001, the FASB issued SFAS 141, "Business Combinations," effective for all business combinations initiated after June 30, 2001 and SFAS 142, "Goodwill and Other Intangible Assets". The Company elected to adopt SFAS 142 effective April 1, 2001 as the first interim period financial statements had not previously been issued. Statement 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. Statement 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. It also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. We adopted SFAS 142 effective April 1, 2001. Had the Standard been effective April 1, 2000, we would have adopted it in the first quarter of fiscal 2001 and our loss before taxes and extraordinary items would have been $6,788 as a result of the elimination of $0.7 million of amortization expense related to goodwill, net loss would have been $10,506 as a result of the elimination of $0.7 million of amortization expense related to goodwill and a decrease in the recorded income tax benefit of $0.3 million and loss per basic share and diluted share would have been $1.19 and $1.19, respectively.

3.       ACQUISITIONS

         On April 23, 2001, the Company acquired the international operations of Compressor Systems, Inc. based in Midland, Texas for approximately $30 million in cash. The acquisition resulted in the recording of $13 million of goodwill, which is not subject to amortization.

         This acquisition was accounted for as a purchase and accordingly, the results of operations of the acquired business are included in the accompanying financial statements from the date of acquisition.

4.       INVENTORIES

Inventories consisted of the following (in thousands):

                   June 30,       March 31,
                     2001           2001
                  ------------   ------------
                  (unaudited)
Raw materials     $   64,252      $   63,473
Finished goods        30,479          38,705
Work-in-progress      14,482          18,761
                  ------------   ------------
Total             $  109,213      $  120,939
                  ============   ============


5.       OPERATING LEASE FACILITIES

         In May 2000, the Company and Universal entered into a $200 million operating lease facility pursuant to which the Company sold and leased back certain compression equipment from a Delaware business trust for a five-year term. The rental payments under the lease facility included an amount based on LIBOR plus a variable amount depending on the Company's operating and financial results, applied to the funded amount of the lease. Under the lease facility, the Company received an aggregate of approximately $155 million in proceeds from the sale of compression equipment in May, November and December 2000 and in connection with the GCSI acquisition, in September 2000. The equipment was sold and leased back by the Company for a five-year period from May 2000 and deployed by the Company under its normal operating procedures. The equipment sold had a book value of approximately $106 million and the equipment sale resulted in deferred gain of approximately $49 million that was transferred to new operating lease facilities.

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

         In connection with the Weatherford Global acquisition, on February 9, 2001, the Company raised $427 million under a new seven-year term senior secured notes operating lease facility (the "SSN Operating Lease Facility") funded primarily through an offering of $350 million 8 7/8% senior secured notes due 2008 by an unaffiliated entity that is the lessor under the operating lease. The Company also entered into a new $125 million secured revolving credit facility and a new $200 million asset-backed securitization operating lease facility (the "ABS Operating Lease Facility"), which facility consists of a series of six leases with terms ranging from three to eight years. At the closing of the Weatherford Global acquisition, the Company funded approximately $80 million under the ABS Operating Lease Facility and had no amounts outstanding under the new revolving credit facility. The proceeds from the two new operating lease facilities were used to restructure existing operating lease obligations and refinance certain existing indebtedness of the Company (including the previous operating lease facility described above in the first paragraph) and Weatherford Global.

         During the quarter, the Company funded $40 million under the ABS Operating Lease Facility. The funds were used for acquisitions as well as for general working capital purposes. At June 30, 2001, the Company had outstanding lease balances totaling $567.5 million and the equipment sold to the two new operating lease facilities had a book value of approximately $478.8 million and the equipment sale resulted in a deferred gain of approximately $88.7 million.

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

6.       EXTRAORDINARY LOSSES

         During the quarter ended June 30, 2000, the Company incurred extraordinary losses of $6.3 million (net of $3.8 million income tax benefit) related to its debt restructuring that occurred concurrently with the Company's initial public offering of its common stock.

7.       NON-RECURRING CHARGES

         During the quarter ended June 30, 2000, the Company incurred non-recurring charges of $7.1 million, related to the early termination of a management agreement and a consulting agreement and other related fees in connection with the Company's initial public offering and concurrent financing transactions.

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

Transitional Services Agreement

         Concurrently with the closing of the Weatherford Global acquisition, Weatherford and Weatherford Global, as the Company's subsidiary, entered into a transitional services agreement under which Weatherford provided certain administrative and support services, such as shared corporate office space and general communication and information services, to Weatherford Global until June 9, 2001. Weatherford Global paid Weatherford $125,000 for thirty days of these services.

9.       INDUSTRY SEGMENTS

         Prior to the Weatherford Global merger, the Company had three principal industry segments: Domestic Rental and Maintenance, International Rental and Maintenance and Engineered Products. Due to the Weatherford Global merger, the changing nature of the markets the Company serves and in order to align ourselves with those markets, the Company changed its internal business organization during fiscal 2001. The Company is now organized into four principal businesses or operating segments: Domestic Rental and Maintenance, International Rental and Maintenance, Fabrication and Parts Sales and Service. The two Rental and Maintenance Segments provide natural gas compression rental and maintenance services to meet specific customer requirements. The Fabrication Segment involves the design, fabrication and sale of natural gas and air compression packages to meet customer specifications. The International Rental and Maintenance Segment represents all of the Company's international rental and maintenance operations. The Parts Sales and Service Segment involves the sale of parts to and the service of compressor units owned by oilfield companies.

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

         In addition to these four operating segments, accounting, administration, facilities, finance, human resources, legal, marketing, procurement and sales groups also report to the CEO. The CEO does not evaluate the operating segments based upon fully allocated profit and loss statements, and the segments' reportable operating profit excludes allocated expenses. Operating segments do not have material sales to other segments, and accordingly, there are no inter-segment revenues to be reported. The Company also does not allocate our restructuring charges, interest and other income, interest expense or income taxes to operating segments.

The following table presents sales and other financial information by industry segment for the three-month period ended June 30, 2001 (in thousands):

                                      INTERNATIONAL
                  DOMESTIC RENTAL      RENTAL AND                         PARTS SALES AND       CORPORATE AND
                  AND MAINTENANCE      MAINTENANCE       FABRICATION         SERVICE                OTHER              TOTAL
Revenues          $    61,920          $    14,030       $   32,234       $      32,177         $    (47)        $    140,314
Gross margin           38,755                9,281            4,193               7,295              (50)              59,474
Operating income       24,591                5,555            1,098               4,224              (50)              35,418


The following table presents sales and other financial information by industry segment for the three-month period ended June 30, 2000 (in thousands):

                                      INTERNATIONAL
                  DOMESTIC RENTAL      RENTAL AND                         PARTS SALES AND       CORPORATE AND
                  AND MAINTENANCE      MAINTENANCE       FABRICATION         SERVICE                OTHER              TOTAL
Revenues          $      22,175        $    4,099        $     7,661      $       609           $       216          $   34,760
Gross margin             14,245             3,059              1,522              201                    59              19,086
Operating income          5,703             1,308                921              121                  (609)              7,444


No one customer accounted for more than 10% of revenues for either of the periods presented.


10.      COMMITMENTS AND CONTINGENCIES

         In the ordinary course of business, the Company is involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on the Company's financial position, operating results or cash flows.

         The Company has no other commitments or contingent liabilities, which in the judgment of management, would result in losses that would materially affect the Company's consolidated financial position or operating results.

         On May 24, 2001, the Company entered into an agreement with Tidewater to settle acquisition-related claims, which included costs for remediation pursuant to an environmental assessment, in exchange for payment to the Company of $1 million and termination of the purchase price adjustment agreement, which eliminated any payment obligation by the Company under that agreement.

11.      SUBSEQUENT EVENTS

         On July 3, 2001, the Company completed the Offering of 1,333,333 shares of its common stock, par value $0.01 per share, together with 2,666,667 shares of the Company's common stock sold by certain selling stockholders, including Castle Harlan Partners III, L.P. and its affiliates. The underwriters did not purchase additional shares to cover over allotments. The shares were sold in the Offering at a price of $28.50 per share, and the Offering provided the Company with net proceeds (after deducting underwriting discounts and commissions) of approximately $36.1 million. The Company used the proceeds to fund the cash portion of the purchase price in its acquisition of KCI, Inc., to repay a portion of KCI's indebtedness concurrently with the acquisition, as described below, and to partially fund the cash portion of the purchase price in its acquisition of Louisiana Compressor Maintenance, Inc., as described below. Following the Offering, Castle Harlan owned or had voting control over approximately 6% of the Company's outstanding common stock.

         Pursuant to the indenture governing the 9 7/8% senior discount notes due 2008 of Universal, the holders of the notes have the right to require UCI to repurchase the notes through August 23, 2001 at a price equal to 101% of the accreted value, plus accrued and unpaid interest to date as a result of the consummation of the Offering as Castle Harlan's ownership of less than 20% of the Company's common stock constituted a change of control under the indenture. As of June 30, 2001, UCI had approximately $205.7 million aggregate principal amount outstanding under its 9 7/8% senior discount notes. The Company expects to finance any repurchases of the 9 7/8% senior discount notes through its revolving credit facility or its operating lease facilities.

         Immediately following the Offering, an affiliate of Weatherford International, Inc. ("Weatherford") beneficially owned approximately 46% of the Company's outstanding common stock. Pursuant to a voting agreement entered into concurrently with the Company's acquisition of Weatherford Global and certain related entities, Weatherford agreed to limit its voting power to 33 1/3% of the Company's outstanding common stock, until the earlier of two years from the closing of the acquisition or the date that Castle Harlan and its affiliates own less than 5% of the Company's outstanding stock. The sale of shares by Castle Harlan in the Offering did not result in a termination of the voting agreement giving Weatherford voting control over the full 46% of the Company's shares that it owned following the Offering.

         In addition to its voting control, Weatherford and its affiliates are entitled to designate, which it has done, three persons to serve on our board of directors for so long as they own at least 20% of our outstanding common stock. If Weatherford's ownership falls below 20%, Weatherford may designate only two directors. If Weatherford's ownership falls below 10%, it will no longer have the right to designate directors to our board. Castle Harlan was also entitled to designate a total of three persons to our board of directors. Although it lost this right following the Offering, its two current designees, John K. Castle and William M. Pruellage, are serving terms that do not expire until our 2003 annual meeting of stockholders.

         On July 11, 2001, the Company completed its acquisition of KCI, a Tulsa, Oklahoma-based fabricator of large horsepower compressors. Under the terms of the purchase agreement, the Company acquired KCI for approximately $26.3 million in cash and 694,927 shares of the Company's common stock. In addition, the Company incurred costs and assumed other liabilities related to the transaction of approximately $6 million. Concurrently with the acquisition, the Company repaid substantially all of KCI's approximately $51 million of indebtedness. In order to fund the acquisition the Company used approximately $50 million of the availability under its revolver and $27.3 million of the funds received from the public Offering of its stock.

         In connection with the acquisition and the issuance of shares of common stock in the acquisition, the Company entered into registration rights agreements, which provide certain demand and piggyback registration rights to the former holders of the common stock of KCI and the partnership interests of KCI Compression Company, L.P. Under the terms of the agreements, the Company has agreed to prepare and file a registration statement to register the resale of the shares of common stock issued in the acquisition. In addition, the former KCI holders may request to have the sale of their shares included in certain registration statements with respect to any proposed public offering by the Company or other holders of the Company's common stock. The former KCI shareholders have agreed, with exceptions, not to sell or transfer any shares of the Company's common stock until after October 9, 2001, 90 days after the closing of the acquisition.

         On July 13, 2001, the Company completed its acquisition of LCM, a Houma, Louisiana based supplier of maintenance, repair, overhaul and upgrade services to the natural gas pipeline and related markets. Under the terms of the purchase agreement, the Company acquired LCM for approximately $26.3 million in cash. In order to fund the acquisition the Company used approximately $25 million of the availability under its revolving credit facility and $1.3 million of the funds received from the public offering of its stock.

                           UNIVERSAL COMPRESSION, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                          June 30, 2001      March 31, 2001
                                                                       ------------------- -------------------
                                                                           (unaudited)
ASSETS
Current Assets:
    Cash                                                                $       10,589      $       12,279
    Accounts receivable, net                                                    95,256              87,088
    Inventories                                                                109,213             120,939
    Other current assets                                                        24,567              24,059
                                                                        ------------------  -------------------
          Total current assets                                                 239,625             244,365

Property, plant and equipment
  Rental equipment                                                             615,512             592,449
  Other                                                                         52,898              52,810
  Accumulated depreciation                                                     (63,716)            (55,634)
                                                                        ------------------  -------------------
          Net property, plant, and equipment                                   604,694             589,625

Goodwill                                                                       304,458             294,127
Other assets, net                                                               44,899              43,417
                                                                        ------------------  -------------------

          Total assets                                                  $    1,193,676      $    1,171,534
                                                                        ==================  ===================


LIABILITIES AND STOCKHOLDER'S EQUITY
 Current Liabilities:
     Accounts payable and accrued liabilities                           $      130,945      $      143,531
     Current portion of long term debt and capital lease obligation             10,146               3,452
                                                                       -------------------  ------------------
           Total current liabilities                                           141,091             146,983

 Long-term debt                                                                208,125             204,875
 Non-current deferred tax liability                                             90,110              90,126
 Deferred gain                                                                  88,700              75,146
 Capital lease obligations                                                       5,557               6,086
 Other liabilities                                                                 704                 694
                                                                       -------------------  ------------------
           Total liabilities                                                   534,287             523,910

 Common stock                                                                       49                  49
 Paid in capital                                                               651,978             651,607
 Currency translation adjustment                                                 1,692                 845
 Retained deficit                                                                5,670              (4,877)
                                                                       -------------------  ------------------
           Total stockholders' equity                                          659,389             647,624
                                                                       -------------------  ------------------

           Total liabilities and stockholder's equity                  $     1,193,676      $    1,171,534
                                                                       ===================  ==================


     See accompanying notes to unaudited consolidated financial statements.

                           UNIVERSAL COMPRESSION, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                     Three Months Ended June 30,
                                                                                       2001               2000
                                                                                 -----------------  -----------------
 Revenues:
        Rentals                                                                   $      75,950      $      26,274
        Sales                                                                            64,411              8,270
        Other                                                                               (47)               216
                                                                                 -----------------  -----------------
             Total revenues                                                             140,314             34,760


 Costs and expenses:
        Rentals, exclusive of depreciation and amortization                              27,565              8,970

        Cost of sales, exclusive of depreciation and amortization                        53,275              6,548

        Depreciation and amortization                                                    11,380              7,496

        Selling, general and administrative                                              12,676              3,455

        Operating lease                                                                  12,593                689

        Interest expense                                                                  5,532              7,406

        Non-recurring charges                                                                --              7,059
                                                                                 -----------------  -----------------

             Total costs and expenses                                                   123,021             41,623
                                                                                 -----------------  -----------------

 Income (loss) before income taxes and extraordinary items                               17,293             (6,863)

 Income taxes (benefit)                                                                   6,748             (2,574)
                                                                                 -----------------  -----------------


        Income (loss) before extraordinary items                                  $      10,545      $      (4,289)
                                                                                 =================  =================
        Extraordinary loss, net of $2,037
             income tax benefit
                                                                                             --             (3,393)
                                                                                 -----------------  -----------------

        Net income (loss)                                                         $      10,545      $      (7,682)
                                                                                 =================  =================

     See accompanying notes to unaudited consolidated financial statements.

                           UNIVERSAL COMPRESSION, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             Three Months Ended June 30,
                                                                              2001                 2000
                                                                       -------------------   ------------------
Cash flows from operating activities:
  Net loss                                                              $        10,545       $      (7,682)
  Adjustments to reconcile net loss to cash
    provided by operating activities, net of effect of acquisitions:
       Depreciation and amortization                                             11,380               7,496
       Gain (loss) on asset sales                                                   137                 (93)
       Amortization of debt issuance costs                                          653                 314
       Increase in payable to parent                                                 --             114,703
       Accretion of discount notes                                                4,896               4,472
       Deferred income taxes                                                        (16)             (2,037)
       Other                                                                     (9,566)              4,150
                                                                        -------------------   ------------------

            Net cash provided by operating activities                            18,029             121,323

Cash flows from investing activities:
       Additions to property, plant and equipment, net                          (40,325)            (18,893)
       Acquisitions                                                             (25,029)                 --
       Proceeds from sale of fixed assets                                           973              62,647
                                                                        -------------------   ------------------

            Net cash used in investing activities                               (64,381)             43,754

Cash flows from financing activities:
       Principal repayments of long-term debt                                    (1,467)            (74,855)
       Net borrowings (repayment) under revolving line of credit                  6,000             (75,000)
       Net repayment on sale-leaseback of vehicles                                 (394)                (68)
       Net proceeds (repayment) of financing lease                               40,000             (10,580)
       Investment in subsidiary by parent                                           371               6,185
       Debt issuance costs                                                         (695)             (5,320)
                                                                        -------------------   ------------------

            Net cash provided by financing activities                            43,815            (159,638)

Effect of exchange rate                                                             847                  --

Net increase (decrease) in cash and cash equivalents                             (1,690)              5,439
Cash and cash equivalents at beginning of period                                 12,279               1,403
                                                                        -------------------   ------------------
Cash and cash equivalents at end of period                              $        10,589       $       6,842
                                                                        ===================   ==================


     See accompanying notes to unaudited consolidated financial statements.

                           UNIVERSAL COMPRESSION, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

1.       BASIS OF PRESENTATION

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

         Effective May 30, 2000,Holdings completed an initial public offering of 7,275,000 shares of its common stock (which includes 275,000 shares of common stock issued pursuant to an over allotment option granted to the underwriters), which provided Holdings with net proceeds (after deducting underwriting discounts and commissions) of approximately $149.2 million. Concurrently with the initial public offering, Holdings implemented a recapitalization pursuant to which all existing classes of Holdings' stock were converted into common stock. Also concurrently with the initial public offering, the Company entered into a $50 million revolving credit facility and $200 million operating lease facility. The proceeds of the offering and the $62.6 million in initial proceeds from the new operating lease facility were used to repay $192.7 million of indebtedness, and the remaining proceeds were used for working capital and to pay expenses associated with the offering and concurrent financing transactions.

         On July 3, 2001, Holdings completed the public offering (the "Offering") of 1,333,333 shares of its common stock, par value $0.01 per share, together with 2,666,667 shares of Holdings' common stock sold by certain selling stockholders, including Castle Harlan Partners III, L.P. and its affiliates. The shares were sold in the Offering at a price of $28.50 per share, and the Offering provided Holdings with net proceeds (after deducting underwriting discounts and commissions) of approximately $36.1 million.

         The Company completed its acquisition of Gas Compression Services, Inc. ("GCSI") on September 15, 2000, of Weatherford Global Compression Services, L.P. and certain related entities ("Weatherford Global") on February 9, 2001, of ISS Compression, Inc. and its operating subsidiary, IEW Compression, Inc. (collectively "IEW") on February 28, 2001, of the international operations of Compressor Systems, Inc. ("CSII") on April 23, 2001, of KCI, Inc. ("KCI") on July 11, 2001 and of Louisiana Compressor Maintenance, Inc. ("LCM") on July 13, 2001.

         These consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Company's Annual Report on Form 10-K for the year ended March 31, 2001. That report contains a more comprehensive summary of the Company's major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002.

RECLASSIFICATIONS

         Certain re classifications have been made to the prior year amounts to conform to the current year classification.

2.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. SFAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (2) a hedge of the exposure to variable cash flows of a forecasted transaction, or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company adopted SFAS 133 and the corresponding amendments under SFAS 138 on April 1, 2001. This statement had no impact on our consolidated results of operations, financial positions or cash flows.

         In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC issued an amendment to SAB 101, effectively delaying its implementation until the fourth quarter of fiscal years beginning after December 15, 1999. After reviewing SAB 101 and its amendment, the Company believes that our revenue recognition policy is appropriate and that the effects of SAB 101 and its amendment were immaterial to our results of operations.

         In July 2001, the FASB issued SFAS 141, "Business Combinations," effective for all business combinations initiated after June 30, 2001 and SFAS 142, "Goodwill and Other Intangible Assets". The Company elected to adopt SFAS 142 effective April 1, 2001 as the first interim period financial statements had not previously been issued. Statement 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. Statement 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. It also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. We adopted SFAS 142 effective April 1, 2001. Had the Standard been effective April 1, 2000, we would have adopted it in the first quarter of fiscal 2001 and our loss before taxes and extraordinary items would have been $6,188 as a result of the elimination of $0.7 million of amortization expense related to goodwill and net loss would have been $7,260 as a result of the elimination of $0.7 million of amortization expense related to goodwill and a decrease in the recorded income tax benefit of $0.3 million.


3.       ACQUISITIONS

         On April 23, 2001, the Company acquired the international operations of Compressor Systems, Inc. based in Midland, Texas for approximately $30 million in cash. The acquisition resulted in the recording of $13 million of goodwill, which is not subject to amortization.

         This acquisition was accounted for as a purchase and accordingly, the results of operations of the acquired business are included in the accompanying financial statements from the date of acquisition.


4.       INVENTORIES

Inventories consisted of the following (in thousands):

                   June 30,       March 31,
                     2001           2001
                  ------------   ------------
                  (unaudited)
Raw materials      $  64,252     $  63,473
Finished goods        30,479        38,705
Work-in-progress      14,482        18,761
                   -----------   -----------
Total              $ 109,213     $ 120,939
                   ===========   ============

5.       OPERATING LEASE FACILITIES

         In May 2000, the Company and Holdings entered into a $200 million operating lease facility pursuant to which the Company sold and leased back certain compression equipment from a Delaware business trust for a five-year term. The rental payments under the lease facility included an amount based on LIBOR plus a variable amount depending on the Company's operating and financial results, applied to the funded amount of the lease. Under the lease facility, the Company received an aggregate of approximately $155 million in proceeds from the sale of compression equipment in May, November and December 2000 and in connection with the GCSI acquisition, in September 2000. The equipment was sold and leased back by the Company for a five-year period from May 2000 and deployed by the Company under its normal operating procedures. The equipment sold had a book value of approximately $106 million and the equipment sale resulted in deferred gain of approximately $49 million that was transferred to new operating lease facilities.

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

         In connection with the Weatherford Global acquisition, on February 9, 2001, the Company raised $427 million under a new seven-year term senior secured notes operating lease facility (the "SSN Operating Lease Facility") funded primarily through an offering of $350 million 8 7/8% senior secured notes due 2008 by an unaffiliated entity. The Company also entered into a new $125 million secured revolving credit facility and a new $200 million asset-backed securitization operating lease facility (the "ABS Operating Lease Facility"), which facility consists of a series of six leases with terms ranging from three to eight years. At the closing of the Weatherford Global acquisition, the Company funded approximately $80 million under the ABS Operating Lease Facility and had no amounts outstanding under the new revolving credit facility. The proceeds from the two new operating lease facilities were used to restructure existing operating lease obligations and refinance certain existing indebtedness of the Company (including the previous operating lease facility described above in the first paragraph) and Weatherford Global.

         During the quarter, the Company funded $40 million under the ABS Operating Lease Facility. The funds were used for acquisitions as well as for general working capital purposes. At June 30, 2001, the Company had outstanding lease balances totaling $567.5 million and the equipment sold to the two new operating lease facilities had a book value of approximately $478.8 million and the equipment sale resulted in a deferred gain of approximately $88.7 million.

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

6.       EXTRAORDINARY LOSSES

         During the quarter ended June 30, 2000, the Company incurred extraordinary losses of $3.4 million (net of $2.0 million income tax benefit) related to its debt restructuring that occurred concurrently with Holdings' initial public offering of its common stock.

7.       NON-RECURRING CHARGES

         During the quarter ended June 30, 2000, the Company incurred non-recurring charges of $7.1 million, related to the early termination of a management agreement and a consulting agreement and other related fees in connection with Holdings' initial public offering and concurrent financing transactions.

8.       RELATED PARTY TRANSACTIONS

Management Agreement

         Castle Harlan Inc., an affiliate of a significant stockholder of Holdings, entered into an agreement whereby, in exchange for certain management services rendered, Holdings agreed to pay a fee to Castle Harlan Inc. totaling $3 million per year. The amount was paid in advance for the first year and quarterly in advance thereafter. The agreement was for a term of five years, renewable automatically from year to year thereafter unless Castle Harlan Inc. or its affiliates beneficially own less than 20% of the then outstanding stock of Holdings.

         In connection with the initial public offering in the quarter ended June 30, 2000, Holdings terminated its Management Agreement with Castle Harlan, Inc. In exchange for such termination, Holdings paid $3 million in cash and issued 136,364 shares of its common stock to Castle Harlan.

Transitional Services Agreement

         Concurrently with the closing of the Weatherford Global acquisition, Weatherford and Weatherford Global, as the Company's subsidiary, entered into a transitional services agreement under which Weatherford provided certain administrative and support services, such as shared corporate office space and general communication and information services, to Weatherford Global until June 9, 2001. Weatherford Global paid Weatherford $125,000 for thirty days of these services.

9.       INDUSTRY SEGMENTS

         Prior to the Weatherford Global merger, the Company had three principal industry segments: Domestic Rental and Maintenance, International Rental and Maintenance and Engineered Products. Due to the Weatherford Global merger, the changing nature of the markets the Company serves and in order to align ourselves with those markets, the Company changed its internal business organization during fiscal 2001. The Company is now organized into four principal businesses or operating segments: Domestic Rental and Maintenance, International Rental and Maintenance, Fabrication and Parts Sales and Service. The two Rental and Maintenance Segments provide natural gas compression rental and maintenance services to meet specific customer requirements. The Fabrication Segment involves the design, fabrication and sale of natural gas and air compression packages to meet customer specifications. The International Rental and Maintenance Segment represents all of the Company's international rental and maintenance operations. The Parts Sales and Service Segment involves the sale of parts to and the service of compressor units owned by oilfield companies.

         The Company's reportable segments are strategic business units that offer different products and services. They are managed separately since each business requires different marketing strategies due to customer specifications. Each of these business groups has one or more general managers who report directly to the Chief Executive Officer ("CEO"). The CEO has been identified as the Chief Operating Decision Maker as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has restated segment results for prior periods as a result of our fiscal 2001 realignment.

         In addition to these four operating segments, accounting, administration, facilities, finance, human resources, legal, marketing, procurement and sales groups also report to the CEO. The CEO does not evaluate the operating segments based upon fully allocated profit and loss statements, and the segments' reportable operating profit excludes allocated expenses. Operating segments do not have material sales to other segments, and accordingly, there are no inter-segment revenues to be reported. The Company also does not allocate our restructuring charges, interest and other income, interest expense or income taxes to operating segments.

The following table presents sales and other financial information by industry segment for the three-month period ended June 30, 2001 (in thousands):

                                      INTERNATIONAL
                  DOMESTIC RENTAL      RENTAL AND                          PARTS SALES AND  CORPORATE AND
                  AND MAINTENANCE      MAINTENANCE       FABRICATION           SERVICE         OTHER            TOTAL
Revenues          $       61,920       $    14,030       $    32,234       $      32,177    $       (47)     $   140,314
Gross margin              38,755             9,281             4,193               7,295            (50)          59,474
Operating income          24,591             5,555             1,098               4,224            (50)          35,418


The following table presents sales and other financial information by industry segment for the three-month period ended June 30, 2000 (in thousands):

                                      INTERNATIONAL
                  DOMESTIC RENTAL      RENTAL AND                         PARTS SALES AND   CORPORATE AND
                  AND MAINTENANCE      MAINTENANCE       FABRICATION          SERVICE           OTHER              TOTAL
Revenues          $     22,175         $     4,099       $     7,661      $          609    $         216      $     34,760
Gross margin            14,245               3,059             1,522                 201               59            19,086
Operating income         5,703               1,308               921                 121             (607)            7,446


No one customer accounted for more than 10% of revenues for either of the periods presented.

10.      COMMITMENTS AND CONTINGENCIES

         In the ordinary course of business, the Company is involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on the Company's financial position, operating results or cash flows.

         The Company has no other commitments or contingent liabilities, which in the judgment of management, would result in losses that would materially affect the Company's consolidated financial position or operating results.

         On May 24, 2001, the Company entered into an agreement with Tidewater to settle acquisition-related claims, which included costs for remediation pursuant to an environmental assessment, in exchange for payment to the Company of $1 million and termination of the purchase price adjustment agreement, which eliminated any payment obligation by the Company under that agreement.

11.      SUBSEQUENT EVENTS

         On July 3, 2001, Holdings, completed the public offering (the "Offering") of 1,333,333 shares of its common stock, par value $0.01 per share, together with 2,666,667 shares of Holdings' common stock sold by certain selling stockholders, including Castle Harlan Partners III, L.P. and its affiliates. The underwriters did not purchase additional shares to cover over allotments. The shares were sold in the Offering at a price of $28.50 per share, and the Offering provided Holdings with net proceeds (after deducting underwriting discounts and commissions) of approximately $36.1 million.

         Pursuant to the indenture, consummation of the Offering gave the holders of the Company's 9 7/8% senior discount notes the right to require the Company to repurchase those notes at a price equal to 101% of the accreted value, plus accrued and unpaid interest to date. As of June 30, 2001, UCI had approximately $205.7 million aggregate principal amount outstanding under its 9?% senior discount notes. The Company expects to finance any repurchases of the 9?% senior discount notes through its revolving credit facility or its operating lease facilities.

         On July 11, 2001, the Company completed its acquisition of KCI, a Tulsa, Oklahoma-based fabricator of large horsepower compressors. Under the terms of the purchase agreement, the Company acquired KCI for approximately $26.3 million in cash and 694,927 shares of the Company's common stock. In addition, the Company incurred costs and assumed other liabilities related to the transaction of approximately $6 million. Concurrently with the acquisition, the Company repaid substantially all of KCI's approximately $51 million of indebtedness. In order to fund the acquisition the Company used approximately $50 million of the availability under its revolver and $27.3 million of the funds received from the public offering of its stock.

         In connection with the acquisition and the issuance of Holdings' shares of common stock in the acquisition, Holdings entered into registration rights agreements, which provide certain demand and piggyback registration rights to the former holders of the common stock of KCI and the partnership interests of KCI Compression Company, L.P. Under the terms of the agreements, Holdings has agreed to prepare and file a registration statement to register the resale of the shares of common stock issued in the acquisition. In addition, the former KCI holders may request to have the sale of their shares included in certain registration statements with respect to any proposed public offering by Holdings or other holders of Holdings' common stock. The former KCI shareholders have agreed, with exceptions, not to sell or transfer any shares of Holdings' common stock until after October 9, 2001, 90 days after the closing of the acquisition.

         On July 13, 2001, the Company completed its acquisition of LCM, a Houma, Louisiana-based supplier of maintenance, repair, overhaul and upgrade services to the natural gas pipeline and related markets. Under the terms of the purchase agreement, the Company acquired LCM for approximately $26.3 million in cash. In order to fund the acquisition the Company used approximately $25 million of the availability under its revolving credit facility and $1.3 million of the funds received from the public offering of its stock.

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

the sufficiency of our available cash flows to fund our continuing operations;

anticipated synergies, future revenues and EBITDA, as adjusted, resulting from our acquisitions of Weatherford Global, Gas Compression Services, Inc., IEW Compression, Inc., KCI, Inc., Louisiana Compressor Maintenance, Inc. and other businesses;

capital improvements;

the expected amount of capital expenditures;

our future financial position;

the future value of our equipment;

our growth strategy and projected costs; and

plans and objectives of our management for our future operations.

These forward-looking statements are subject to various risks and uncertainties that could cause our actual results to differ materially from those anticipated as of the date of this report. The risks related to our business described in our Annual Report on Form 10-K for the year ended March 31, 2001 under "Risk Factors" and in this report could cause our actual results to differ from those described in, or otherwise projected or implied by, the forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

our inability to successfully integrate the business of Weatherford Global Gas Compression Services, Inc., IEW Compression, Inc., KCI, Inc., Louisiana Compressor Maintenance, Inc. and other businesses;

conditions in the oil and gas industry, including the demand for natural gas and the impact of the price of natural gas;

competition among the various providers of contract compression services;

changes in safety and environmental regulations pertaining to the production and transportation of natural gas;

changes in economic or political conditions in operating markets;

introduction of competing technologies by other companies;

our ability to retain and grow our customer base;

employment workforce factors, including loss of key employees; and

liability claims related to the use of our products and services.

All subsequent written and oral forward-looking statements made by us or on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. The forward-looking statements included in this report are only made as of the date of this report and the Company undertake no obligation to publicly update such forward-looking statements to reflect new information, subsequent events or otherwise.

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

         During the quarter ended June 30, 2000, we completed an initial public offering of 7,275,000 shares of our common stock (including 275,000 shares of common stock issued pursuant to an over allotment option granted to the underwriters), which provided us with net proceeds (after deducting underwriting discounts and commissions) of approximately $149.2 million. Concurrently with our initial public offering, we implemented a recapitalization pursuant to which all then existing classes of our stock were converted into common stock. We used the proceeds of the offering and the $62.6 million in initial proceeds from an operating lease facility to repay $192.7 million of indebtedness, and the remaining proceeds for working capital and to pay expenses associated with the offering and concurrent financing transactions.

         On July 3, 2001, the Company completed the public offering (the "Offering") of 1,333,333 shares of its common stock, par value $0.01 per share, together with 2,666,667 shares of the Company's common stock sold by certain selling stockholders, including Castle Harlan Partners III, L.P. and its affiliates. The underwriters did not purchase additional shares to cover over allotments. The shares were sold in the Offering at a price of $28.50 per share, and the Offering provided the Company with net proceeds (after deducting underwriting discounts and commissions) of approximately $36.1 million. The Company used the proceeds to fund the cash portion of the purchase price in its acquisition of KCI, Inc., to repay a portion of KCI's indebtedness concurrently with the acquisition, as described below amd to partially fund the purchase price in its acquisition of Louisiana Compressor Maintenance, Inc., as described below. Following the Offering, Castle Harlan owned or had voting control over approximately 6% of the Company's outstanding common stock.

         Consummation of the Offering gave the holders of Universal's 9 7/8% senior discount notes the right to require Universal to repurchase those notes at a price equal to 101% of the accreted value, plus accrued and unpaid interest to date. The Company expects to finance any repurchases of the 9 7/8% senior discount notes through the Credit Agreement or the operating lease facilities.

         Since our initial public offering, we have completed six acquisitions. Our completed acquisitions include Gas Compression Services, Inc. ("GCSI") in September 2000, Weatherford Global and IEW Compression in February 2001, Compressor Systems International, Inc., the international operations of Compressor Systems, Inc. ("CSII"), in April 2001, KCI, Inc. on July 11, 2001 and Louisiana Compressor Maintenance, Inc. on July 13, 2001. GCSI added approximately 138,000 horsepower to our fleet and provided us with an increased customer base, additional market segments and additional fabrication capabilities. IEW added approximately 26,000 horsepower to our fleet, as well as important offshore service capabilities. CSII added approximately 34,000 horsepower to our fleet in Mexico and Argentina. KCI added approximately 125,000 horsepower to our domestic fleet as well as significant fabrication expertise and capabilities, a 100,000 square foot fabrication facility in Tulsa, Oklahoma and expertise in the pipeline and related natural gas markets. LCM added to our ability to be a supplier of maintenance, repair, overhaul and upgrade services to natural gas pipeline and related markets.

         Our Weatherford Global acquisition in February 2001 more than doubled our size. We acquired Weatherford Global, which was the second largest natural gas compression services company in the world in terms of horsepower, for 13,750,000 shares of our common stock (approximately 46% of total outstanding shares following the Offering) and the restructuring of approximately $323 million in debt and operating lease obligations. This acquisition added over 950,000 horsepower to our fleet and provided us with a number of important strategic and operational benefits, including expanded international operations, an increased parts sales and service business and cost savings and synergies. Pursuant to a voting agreement, Weatherford agreed to limit its voting power to 33 1/3%of the Company's outstanding common stock, subject to certain limitations.

         We are the second largest provider of natural gas compressor rental, sales, operations, maintenance and fabrication services to the natural gas industry in terms of horsepower, with one of the largest gas compressor fleets in the U.S. and a strong presence in key international markets.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

Three months ended June 30, 2001 compared to three months ended June 30, 2000

         Revenues. Our total revenues for the three months ended June 30, 2001 increased $105.5 million, or 303.2%, to $140.3 million, compared to $34.8 million for the three months ended June 30, 2000. Our rental revenues increased by $49.7 million, or 189.0%, to $76.0 million during the three months ended June 30, 2001 from $26.3 million during the three months ended June 30, 2000. Domestic rental revenues increased by $39.7 million, or 178.8%, to $61.9 million during the three months ended June 30, 2001 from $22.2 million during the three months ended June 30, 2000. Our international rental revenues increased by $9.9 million, or 241.5%, to $14.0 million during the three months ended June 30, 2001 from $4.1 million during the three months ended June 30, 2000. The increase in domestic rental revenues primarily resulted from continued expansion of our existing rental fleet and through the acquisition of GCSI, Weatherford Global and IEW. The increase in international rental revenues resulted from expansion of our international rental fleet primarily through the addition of horsepower from our acquisitions, particularly our Weatherford Global acquisition, continued expansion of our existing rental fleet and continued high utilization rates.

         Domestic average rented horsepower for the three months ended June 30, 2001 increased by 197.8% to approximately 1,465,000 horsepower from approximately 492,000 horsepower for the three months ended June 30, 2000. In addition, international average rented horsepower for the three months ended June 30, 2001 increased by 447.2% to approximately 290,000 horsepower from approximately 53,000 horsepower for the three months ended June 30, 2000, primarily through expansion of our international rental fleet, continued high utilization rates and additional service. Our average horsepower utilization rate for the three months ended June 30, 2001 was approximately 89.4%, up from 84.3% in the three months ended June 30, 2000. At the end of the quarter, we had approximately 2.0 million available horsepower. These horsepower and utilization amounts include Weatherford Global and IEW for the full first quarter and CSII for the 68 days from the date of the acquisition.

         Our revenue from fabrication increased to $32.2 million from $7.7 million, an increase of 318.2%. The increase in fabrication revenue, consisting mostly of equipment fabrication, was due primarily to our acquisition of Weatherford Global. Revenues from fabrication vary quarter to quarter due to the time of completion of the equipment being sold. Our backlog of fabrication projects at the end of June 2001 was approximately $46.9 million, compared with a backlog of $18.4 million at the same time a year earlier. From March 31 to June 30, 2001, our backlog increased $6.5 million.

         Our revenues from parts sales and service increased to $32.2 million during the three months ended June 30, 2001 from $609 thousand during the three months ended June 30, 2000, an increase of 5,187.4%. The increase was due primarily to our acquisitions of Weatherford Global and IEW which have made the parts sales and service segment a more significant part of our business.

         Gross Margin. Our gross margin (defined as total revenue less rental expense, cost of sales (exclusive of depreciation and amortization), gain on asset sales and interest income) for the three months ended June 30, 2001 increased $40.4 million, or 211.5%, to $59.5 million from $19.1 million for the three months ended June 30, 2000. Our rental gross margin for the three months ended June 30, 2001 increased $30.7 million, or 177.5%, to $48.0 million compared to gross margin of $17.3 million for the three months ended June 30, 2000. Rental gross margin increased primarily as the result of our rental revenue growth discussed above and operating cost improvements realized by rental operations. Our fabrication gross margin for the three months ended June 30, 2001 increased $2.7 million, or 180.0%, to $4.2 million compared to a gross margin of $1.5 million for the three months ended June 30, 2000. Fabrication gross margin increased primarily due to increased sales resulting from our acquisitions of GCSI and Weatherford Global as well as strong customer demand, cost reductions and their resulting gross margin effects.

         Our parts sales and service gross margin for the three months ended June 30, 2001 increased $7.1 million or 3,532.3%, to $7.3 million compared to a gross margin of $201 thousand for the three months ended June 30, 2000. Parts sales and service gross margin increased primarily due to our acquisition of Weatherford Global and operating cost improvements.

         Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the three months ended June 30, 2001 increased $9.2 million compared to the three months ended June 30, 2000. Selling, general and administrative expenses represented 9.0% of revenue for the three months ended June 30, 2001 compared to 9.9% of revenue for the three months ended June 30, 2000. The percentage decrease was primarily due to the elimination of management fees in connection with our initial public offering in May 2000 in addition to synergies achieved in our acquisitions of GCSI and Weatherford Global. These reductions have been offset partially by increases in certain expenses related to our operating as a publicly traded company.

         EBITDA, As Adjusted, Our EBITDA, as adjusted, for the three months ended June 30, 2001 increased 196.2% to $46.8 million from $15.8 million for the three months ended June 30, 2000, primarily due to increases in horsepower from acquisitions and continued expansion of our existing rental fleet and utilization of the compression rental fleet, gross margin contribution from fabrication, operating cost improvements realized by rental operations, and a decreased percentage of selling, general and administrative expenses, as discussed above. EBITDA, as adjusted, is defined as net income plus income taxes, interest expense, leasing expense, management fees, depreciation and amortization, excluding non-recurring items and extraordinary gains or losses. EBITDA, as adjusted, is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as an indicator of our operating performance or to net cash provided by operating activities as a measure of its liquidity. Additionally, the EBITDA, as adjusted, computation used herein may not be comparable to other similarly titled measures of other companies. EBITDA, as adjusted, represents a measure upon which management assesses financial performance, and certain covenants in our borrowing arrangements are tied to similar measures. We believe that EBITDA, as adjusted, is a standard measure of financial performance used for valuing companies in the compression industry. EBITDA, as adjusted, is a useful yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the majority of which are long-lived assets in the compression industry), or what their tax attributes may be.

         Non-recurring Charges. During the three months ended June 30, 2000, we incurred non-recurring charges of $7.1 million related to the early termination of a management agreement and a consulting agreement and other related fees in connection with our initial public offering and concurrent financing transactions.

         Depreciation and Amortization. Depreciation and amortization increased by $3.9 million to $11.4 million during the three months ended June 30, 2001, compared to $7.5 million during the three months ended June 30, 2000. The increase resulted primarily from the expansion of our rental fleet offset partially by the compression equipment sold and leased back under our operating lease facilities. Included in depreciation and amortization for the three months ended June 30, 2000 is $675 thousand of amortization expense. As of April 1, 2001, the Company has adopted SFAS 142 which, among other things, eliminated amortization of goodwill.

         Operating Lease. Operating lease expense increased by $11.9 million to $12.6 million during the three months ended June 30, 2001 from $689 thousand during the three months ended June 30, 2000. The increase is due to the expense associated with increased balance on the operating lease facilities entered into concurrently with the Weatherford Global merger. The outstanding balance under the operating lease facilities at June 30, 2001 was $567.5 million, consisting of $427.0 million under our new operating lease facility and $140.5 million under our asset-backed securitization operating lease facility.

         Interest Expense. Interest expense decreased $2.5 million to $5.5 million for the three months ended June 30, 2001 from $8.0 million for the three months ended June 30, 2000 primarily as a result of the reduction of debt resulting from our initial public offering and financing restructurings. The decrease in interest expense was offset partially by increased accretion of our 9 7/8% senior discount notes and the assumption and refinancing of debt related to our GCSI acquisition.

         Extraordinary Loss. During the three months ended June 30, 2000, we incurred extraordinary losses of $10.0 million ($6.3 million net of income tax) related to debt restructurings that occurred concurrently with our initial public offering.

         Net Income (Loss). We had net income of $10.5 million for the three months ended June 30, 2001 compared to a net loss of $10.9 million for the three months ended June 30, 2000. The change was primarily due to extraordinary and non-recurring charges incurred during the three months ended June 30, 2000 as well as increase in our gross margins and decrease in interest expense, offset partially by increased depreciation and amortization related to the continued expansion of our fleet, increased leasing expense resulting from our operating lease facilities, increased selling, general and administrative expense resulting from our increased headcount due to growth and increased income tax expense resulting from our positive operating income.

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

         Our cash and cash equivalents balance at June 30, 2001 was $10.6 million, compared to $12.3 million at March 31, 2001. For the three months ended June 30, 2001, we provided cash flow from operations of $18.0 million, used $64.4 million of cash for investing activities and provided another $43.8 million of cash in financing activities and had a $0.8 million positive effect of exchange rate change.

         During the three months ended June 30, 2001, $40.0 million was received for compression equipment under our asset-backed securitization operating lease facility, $10.5 million was generated from net income, and $6.0 million was received from borrowings under our revolving credit facility. We used this cash as follows: $40.3 million for capital expenditures, $25.0 million for acquisitions, $9.6 million on working capital changes and $1.5 million to make net principal payments on outstanding indebtedness.

         On July 3, 2001, the Company, completed the offering of 1,333,333 shares of its common stock, par value $0.01 per share, together with 2,666,667 shares of the Company's common stock sold by certain selling stockholders, including Castle Harlan Partners III, L.P. and its affiliates. The shares were sold in the Offering at a price of $28.50 per share, and the Offering provided the Company with net proceeds (after deducting underwriting discounts and commissions) of approximately $36.1 million. The Company used the proceeds to fund the cash portion of the purchase price in its acquisition of KCI, Inc., to repay a portion of KCI's indebtedness concurrently with the acquisition, as described below, and to partially fund the cash portion of the purchase price in its acquisition of Louisiana Compressor Maintenance, Inc. as described below. Following the Offering, Castle Harlan owned or had voting control over approximately 6% of the Company's outstanding common stock.

         Pursuant to the indenture governing the 9 7/8% senior discount notes due 2008 of Universal, the holders of the notes have the right to require Universal to repurchase the notes through August 23, 2001 as a result of the consummation of the Offering as Castle Harlan's ownership of less than 20% of the Company's common stock constitutes a change of control under the indenture. As of June 30, 2001, Universal had approximately $205.7 million aggregate principal amount outstanding under the 9 7/8% senior discount notes. The Company expects to finance any repurchases of the 9 7/8% senior discount notes through its revolving credit facility or its operating lease facilities.

         As of July 31, 2001, we had unused availability of approximately $109.5 million (approximately $59.5 million under our asset-backed securitization facility and $50.0 million under our revolving credit facility). Under the revolving credit facility, $110 million is currently committed and $15 million is obtainable upon payment of additional fees. Subject to certain covenant restrictions, we also have up to an additional $366 million available under our new operating lease facility until one year from February 9, 2001. Additional amounts under this facility would be funded through an additional issuance of senior secured notes by BRL, an unaffiliated entity which is the lessor under that facility, and a corresponding increase in the related BRL term loan and equity investment. The proceeds, if any, from the additional notes, term loan and equity investment would then be used to purchase additional equipment to lease to Universal under the operating lease.

         On July 11, 2001, the Company completed its acquisition of KCI, a Tulsa, Oklahoma-based fabricator of large horsepower compressors. Under the terms of the purchase agreement, the Company acquired KCI for approximately $26.3 million in cash and 694,927 shares of the Company's common stock. In addition, the Company incurred costs and assumed other liabilities related to the transaction of approximately $6 million. Concurrently with the acquisition, the Company repaid substantially all of KCI's approximately $51 million of indebtedness. In order to fund the acquisition the Company used approximately $50 million of the availability under its revolver and $27.3 million of the funds received from the Offering. This acquisition provides us with significant fabrication expertise and capabilities and added approximately 125,000 horsepower to our rental fleet with an average horsepower utilization rate of 85%. As of July 31, 2001, we estimate that KCI's fabrication backlog was approximately $70 million.

         In connection with the acquisition and the issuance of shares of common stock in the acquisition, the Company entered into registration rights agreements, which provide certain demand and piggyback registration rights to the former holders of the common stock of KCI and the partnership interests of KCI Compression Company, L.P. Under the terms of the agreements, the Company has agreed to file a registration statement to register the resale of the shares of common stock issued in the acquisition. In addition, the former KCI holders may request to have the sale of their shares included in certain registration statements with respect to any proposed public offering by the Company or other holders of the Company's common stock. The former KCI holders have agreed, with exceptions, not to sell or transfer any shares of the Company's common stock until after October 9, 2001, 90 days after the closing of the acquisition.

         On July 13, 2001, the Company completed its acquisition of LCM, a Houma, Louisiana-based supplier of maintenance, repair, overhaul and upgrade services to the natural gas pipeline and related markets. Under the terms of the purchase agreement, the Company acquired LCM for approximately $26.3 million in cash. In order to fund the acquisition the Company used approximately $25 million of the availability under its revolver and $1.3 million of the funds received from the Offering. Under current operating conditions, we expect LCM to add approximately $18 million in revenue and approximately $4.5 million in EBITDA, as adjusted, in the first full year of combined operations.

         As of June 30, 2001, we have realized approximately $20 million of cost savings on an annualized basis from our Weatherford Global acquisition. The key drivers for the savings were the elimination of overlapping areas of various domestic operations, including fabrication facilities, as well as duplicate selling, general and administrative activities.

         For fiscal 2002, the Company is expecting revenues to be approximately $650 to $660 million, with EBITDA, as adjusted, of approximately $210 to $213 million. These results are expected based on slight quarterly gross margin improvements in both the domestic and international rental segments and the parts, sales and service segment, as well as, continued revenue growth in all business segments.

         Operating lease and net interest expense are expected to be approximately $77 to $80 million with depreciation being approximately $48 to $50 million for the fiscal year.

         These projections are expected to result in approximately $1.70 earnings per diluted share for the fiscal year.

         Capital expenditures, excluding our acquisitions of CSII, KCI and LCM, are expected to be approximately $180 to $200 million for the year, with international expenditures between $30 and $40 million and only $25 million being used for maintenance, capital and other corporate needs.

         We believe that funds generated from our operations, together with our existing cash, the net proceeds to us from the Offering, and the additional capacity available under our revolving credit facility and operating lease facilities will be sufficient to finance our current operations, planned capital expenditures and internal growth for fiscal year 2002. If we were to make significant additional acquisitions for cash, we may need to obtain additional debt, equity or operating lease financing.

                           UNIVERSAL COMPRESSION, INC.

Three months ended June 30, 2001 compared to three months ended June 30, 2000

         Revenues. Universal's total revenues for the three months ended June 30, 2001 increased $105.5 million, or 303.2%, to $140.3 million, compared to $34.8 million for the three months ended June 30, 2000. Universal's rental revenues increased by $49.7 million, or 189.0%, to $76.0 million during the three months ended June 30, 2001 from $26.3 million during the three months ended June 30, 2000. Domestic rental revenues increased by $39.7 million, or 178.8%, to $61.9 million during the three months ended June 30, 2001 from $22.2 million during the three months ended June 30, 2000. Universal's international rental revenues increased by $9.9 million, or 241.5%, to $14.0 million during the three months ended June 30, 2001 from $4.1 million during the three months ended June 30, 2000. The increase in domestic rental revenues primarily resulted from continued expansion of our existing rental fleet as well as through the acquisition of GCSI, Weatherford Global and IEW. The increase in international rental revenues resulted from expansion of Universal's international rental fleet primarily through the addition of horsepower from Universal's acquisitions, particularly our Weatherford Global acquisition, continued expansion of our existing rental fleet and continued high utilization rates.

         Domestic average rented horsepower for the three months ended June 30, 2001 increased by 197.8% to approximately 1,465,000 horsepower from approximately 492,000 horsepower for the three months ended June 30, 2000. In addition, international average rented horsepower for the three months ended June 30, 2001 increased by 447.2% to approximately 290,000 horsepower from approximately 53,000 horsepower for the three months ended June 30, 2000, primarily through expansion of our international rental fleet and continued high utilization rates. Our average horsepower utilization rate for the three months ended June 30, 2001 was approximately 89.4%, up from 84.3% in the three months ended June 30, 2000. At the end of the quarter, we had approximately 2.0 million available horsepower. These horsepower and utilization amounts include Weatherford Global and IEW for the full first quarter and CSII for the 68 days from the date of their acquisition.

         Universal's revenue from fabrication increased to $32.2 million from $7.7 million, an increase of 318.2%. The increase in fabrication revenue, consisting mostly of equipment fabrication was due primarily to Universal's acquisition Weatherford Global. Revenues from fabrication vary quarter to quarter due to the time of completion of the equipment being sold. Universal's backlog of fabrication projects at the end of June 2001 was approximately $46.9 million, compared with a backlog of $18.4 million at the same time a year earlier. From March 31 to June 30, 2001, Universal's backlog increased $6.5 million.

         Universal's revenues from parts sales and service increased to $32.2 million during the three months ended June 30, 2001 from $609 thousand during the three months ended June 30, 2000, an increase of 5,187.4%. The increase was due primarily to Universal's acquisitions of Weatherford Global and IEW which have made the parts sales and service segment a more significant part of Universal's business.

         Gross Margin. Universal's gross margin (defined as total revenue less rental expense, cost of sales (exclusive of depreciation and amortization), gain on asset sales and interest income) for the three months ended June 30, 2001 increased $40.4 million, or 211.5%, to $59.5 million from $19.1 million for the three months ended June 30, 2000. Universal's rental gross margin for the three months ended June 30, 2001 increased $30.7 million, or 177.5%, to $48.0 million compared to gross margin of $17.3 million for the three months ended June 30, 2000. Rental gross margin increased primarily as the result of Universal's rental revenue growth discussed above and operating cost improvements realized by rental operations. Universal's fabrication gross margin for the three months ended June 30, 2001 increased $2.7 million, or 180.0%, to $4.2 million compared to a gross margin of $1.5 million for the three months ended June 30, 2000. Fabrication gross margin increased primarily due to increased sales resulting from Universal's acquisitions of GCSI and Weatherford Global as well as strong customer demand, cost reductions and their resulting gross margin effects.

         Universal's parts sales and service gross margin for the three months ended June 30, 2001 increased $7.1 million or 3,532.3%, to $7.3 million compared to a gross margin of $201 thousand for the three months ended June 30, 2000. Parts sales and service gross margin increased primarily due to Universal's acquisition of Weatherford Global and operating cost improvements.

         Selling, General and Administrative Expenses. Universal's selling, general and administrative expenses for the three months ended June 30, 2001 increased $9.2 million compared to the three months ended June 30, 2000. Selling, general and administrative expenses represented 9.0% of revenue for the three months ended June 30, 2001 compared to 9.9% of revenue for the three months ended June 30, 2000. The percentage decrease was primarily due to the elimination of management fees in connection with Universal's initial public offering in May 2000 in addition to synergies achieved in Universal's acquisitions of GCSI and Weatherford Global. These reductions have been offset partially by increases in certain expenses related to Universal's operating as a publicly traded company.

         EBITDA, As Adjusted, Our EBITDA, as adjusted, for the three months ended June 30, 2001 increased 196.2% to $46.8 million from $15.8 million for the three months ended June 30, 2000, primarily due to increases in horsepower and utilization of the compression rental fleet, gross margin contribution from fabrication, operating cost improvements realized by rental operations, and a decreased percentage of selling, general and administrative expenses, as discussed above. EBITDA, as adjusted, is defined as net income plus income taxes, interest expense, leasing expense, management fees, depreciation and amortization, excluding non-recurring items and extraordinary gains or losses. EBITDA, as adjusted, is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as an indicator of Universal's operating performance or to net cash provided by operating activities as a measure of its liquidity. Additionally, the EBITDA, as adjusted, computation used herein may not be comparable to other similarly titled measures of other companies. EBITDA, as adjusted, represents a measure upon which management assesses financial performance, and certain covenants in Universal's borrowing arrangements will be tied to similar measures. We believe that EBITDA, as adjusted, is a standard measure of financial performance used for valuing companies in the compression industry. EBITDA, as adjusted, is a useful yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the majority of which are long-lived assets in the compression industry), or what their tax attributes may be.

         Non-recurring Charges. During the three months ended June 30, 2000, we incurred non-recurring charges of $7.1 million related to the early termination of a management agreement and a consulting agreement and other related fees in connection with Holdings' initial public offering and concurrent financing transactions.

         Depreciation and Amortization. Depreciation and amortization increased by $3.9 million to $11.4 million during the three months ended June 30, 2001, compared to $7.5 million during the three months ended June 30, 2000. The increase resulted primarily from the expansion of Universal's rental fleet offset partially by the compressor equipment sold and leased back under Universal's operating lease facility. Included in depreciation and amortization for the three months ended June 30, 2000 is $675 thousand of amortization expense. As of April 1, 2001, the Company has adopted SFAS 142 which, among other things, eliminated amortization of goodwill.

         Operating Lease. Operating lease expense increased by $11.9 million to $12.6 million during the three months ended June 30, 2001 from $689 thousand during the three months ended June 30, 2000. The increase is due to the expense associated with an increased balance on the operating lease facilities entered into concurrently with the Weatherford Global merger. The outstanding balance under the operating lease facilities at June 30, 2001 was $567.5 million, consisting of $427.0 million under Universal's new operating lease facility and $140.5 million under Universal's asset-backed securitization operating lease facility.

         Interest Expense. Interest expense decreased $1.9 million to $5.5 million for the three months ended June 30, 2001 from $7.4 million for the three months ended June 30, 2000 primarily as a result of the reduction of debt resulting from Universal's initial public offering and financing restructurings. The decrease in interest expense was offset partially by increased accretion of Universal's 9 7/8% senior discount notes and the assumption and refinancing of debt related to Universal's GCSI acquisition.

         Extraordinary Loss. During the three months ended June 30, 2000, we incurred extraordinary losses of $5.4 million ($3.4 million net of income tax) related to debt restructurings that occurred concurrently with Holdings' initial public offering.

         Net Income (Loss). We had net income of $10.5 million for the three months ended June 30, 2001 compared to a net loss of $7.7 million for the three months ended June 30, 2000. The change was primarily related to extraordinary and non-recurring charges incurred during the three months ended June 30, 2000 as well as increase in Universal's gross margins and decrease in interest expense, offset partially by increased depreciation and amortization related to the continued expansion of Universal's fleet, leasing expense resulting from Universal's operating lease facilities, selling, general and administrative expense resulting from Universal's increased headcount due to growth and income tax expense resulting from Universal's positive operating income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to some market risk due to the floating or variable interest rates under our financing arrangements. A portion of the interest and lease payments under our financing arrangements are based on a floating rate (a base rate or LIBOR, at our option, in the case of our revolving credit facility, and LIBOR, in the case of our operating lease facilities) plus a variable amount based on our operating results. The one-month LIBOR rate at June 30, 2001 was 3.835%. A 1.0% increase in interest rates would result in a $0.8 million annual increase in our interest and operating lease expense. As of June 30, 2001, approximately $83 million of our indebtedness and other obligations outstanding bear interest at floating rates.

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

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

The following documents have been included as Exhibits to this report:

   Exhibit      Description
   -------      -----------
     10.1       Registration Rights Agreement dated July 11, 2001 by and among Universal
                Compression Holdings, Inc. and the former shareholders of KCI, Inc., (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.'s Current
                Report on Form 8-K dated July 23, 2001).

     10.2       Registration Rights Agreement dated July 11, 2001 by and among Universal
                Compression Holdings, Inc., MCNIC Compression GP, Inc. and MCNIC Compression LP,
                Inc. (incorporated by reference to Exhibit 10.2 of Universal Compression Holdings,
                Inc.'s Current Report on Form 8-K dated July 23, 2001).

         ---------------
         * Filed herewith

(b) Reports on Form 8-K.

Two reports were filed on Form 8-K during the first quarter of fiscal 2002:

- The Company and Universal filed a Current Report on Form 8-K on May 21, 2001 to report under Item 5 among other things, the filing of a Registration Statement on Form S-4 with respect to the exchange offer of $350,000,000 principal amount of registered 8?% senior secured notes of BRL Universal Equipment 2001 A, L.P., the lessor under our senior secured notes operating lease facility, and its subsidiary, for like principal amount of outstanding unregistered 8?% senior secured notes that were issued in a private placement transaction pursuant to Rule 144A under the Securities Act of 1933, as amended.

- The Company and Universal filed a Current Report on Form 8-K on June 5, 2001 to report under Item 5 among other things, (i) the settlement of the Company's claims against Tidewater, Inc. relating to the Company's 1998 acquisition of Tidewater Compression Service Inc. in exchange for payment to the Company of $1 million and termination of the Purchase Price Adjustment Agreement dated as of February 20, 1998, (ii) the Company's entering into an agreement to acquire KCI, Inc. and (iii) the filing of a Registration Statement on Form S-3 with respect to the Offering.

In addition, the Company and Universal filed a Current Report on Form 8-K on July 23, 2001 to report under Item 5 among other things, (i) the completion of the Offering, (ii) the right of holders of Universal's 9?% senior discount notes to require Universal to repurchase those notes as a result of Castle Harlan's reduced ownership of the Company's common stock following the Offering, (iii) completion of the acquisition of KCI and (iv) completion of the acquisition of LCM.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

                                       UNIVERSAL COMPRESSION HOLDINGS, INC.

Date: August 10, 2001                  By: /s/ RICHARD W. FITZGERALD
                                           -------------------------
                                             Richard W. FitzGerald,
                                             Senior Vice President and
                                             Chief Financial Officer

                                       UNIVERSAL COMPRESSION, INC.

                                       By: /s/ RICHARD W. FITZGERALD
                                           --------------------------
                                             Richard W. FitzGerald,
                                             Senior Vice President and
                                             Chief Financial Officer

                                INDEX TO EXHIBITS

   Exhibit      Description
   -------      -----------
     10.1       Registration Rights Agreement dated July 11, 2001 by and among Universal
                Compression Holdings, Inc. and the former shareholders of KCI, Inc., (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.'s Current
                Report on Form 8-K dated July 23, 2001).

     10.2       Registration Rights Agreement dated July 11, 2001 by and among Universal
                Compression Holdings, Inc., MCNIC Compression GP, Inc. and MCNIC Compression LP,
                Inc. (incorporated by reference to Exhibit 10.2 of Universal Compression Holdings,
                Inc.'s Current Report on Form 8-K dated July 23, 2001).


----------

*        Filed herewith