Form 10-Q
period 2001-09-30
UNIVERSAL COMPRESSION HOLDINGS INC; UNIVERSAL COMPRESSION INC
filed 2001-11-14
CIK 1057234, 1057233

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

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

As of October 31, 2001, there were 30,555,281 shares of Universal Compression Holdings, Inc.'s common stock, $0.01 par value, outstanding and 4,910 shares of Universal Compression, Inc.'s common stock, $10.00 par value, outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      UNIVERSAL COMPRESSION HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                SEPTEMBER 30, 2001         MARCH 31, 2001
                                                                ------------------       ------------------
                                                                   (UNAUDITED)
ASSETS
Current Assets:
    Cash                                                        $            5,622       $           12,279
    Accounts receivable, net                                               118,805                   87,088
    Inventories, net                                                       125,161                  120,939
    Other current assets                                                    30,912                   24,212
                                                                ------------------       ------------------
          Total current assets                                             280,500                  244,518

Property, plant and equipment
  Contract compression equipment                                           699,099                  592,449
  Other                                                                     66,812                   52,810
  Accumulated depreciation                                                 (74,892)                 (55,634)
                                                                ------------------       ------------------
          Net property, plant, and equipment                               691,019                  589,625

Goodwill                                                                   364,291                  294,358
Other assets, net                                                           48,910                   47,755
                                                                ------------------       ------------------
          Total assets                                          $        1,384,720       $        1,176,256
                                                                ==================       ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable and accrued liabilities                   $          167,431       $          143,303
     Current  portion of  long-term  debt and capital
     lease obligations                                                      60,872                    3,452
                                                                ------------------       ------------------
           Total current liabilities                                       228,303                  146,755

 Long-term debt                                                            208,132                  204,875
 Non-current deferred tax liability                                        105,981                   90,126
 Deferred gain                                                             103,846                   75,146
 Capital lease obligations                                                   5,181                    6,086
 Other liabilities                                                             154                      694
                                                                ------------------       ------------------
           Total liabilities                                               651,597                  523,682

 Common stock                                                                  306                      285
 Treasury stock                                                               (134)                    (134)
 Paid in capital                                                           722,703                  663,882
 Currency translation adjustment                                             1,986                      845
 Deferred compensation                                                      (2,772)                      --
 Retained earnings/(deficit)                                                11,034                  (12,304)
                                                                ------------------       ------------------
           Total stockholders' equity                                      733,123                  652,574
                                                                ------------------       ------------------

           Total liabilities and stockholders' equity           $        1,384,720       $        1,176,256
                                                                ==================       ==================

     See accompanying notes to unaudited consolidated financial statements.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                                                 ----------------------     ----------------------
                                                                                    2001        2000          2001          2000
                                                                                 ---------    ---------     ---------    ---------
 Revenues:
        Contract compression                                                     $  85,190    $  28,681     $ 161,140    $  54,955
        Sales                                                                       89,118       10,131       153,529       18,401
                                                                                 ---------    ---------     ---------    ---------
             Total revenues                                                        174,308       38,812       314,669       73,356

 Costs and expenses:
        Contract compression, exclusive of depreciation and amortization            29,749        9,903        57,314       18,873
        Cost of sales, exclusive of depreciation and amortization                   76,430        8,480       129,705       15,028
        Depreciation and amortization                                               11,712        6,679        23,092       14,177
        Selling, general and administrative                                         15,813        3,769        28,489        7,224
        Operating lease                                                             12,973        1,995        25,566        2,684
        Interest expense                                                             6,573        5,221        12,105       13,225
        Other (income) / expense                                                       189          (41)          236         (257)
        Non-recurring charges                                                           --           --            --        7,059
                                                                                 ---------    ---------     ---------    ---------
             Total costs and expenses                                              153,439       36,006       276,507       78,013
                                                                                 ---------    ---------     ---------    ---------

 Income (loss) before income taxes and extraordinary items                          20,869        2,806        38,162       (4,657)
 Income taxes (benefit)                                                              8,076        1,053        14,824       (1,746)
                                                                                 ---------    ---------     ---------    ---------
        Income (loss) before extraordinary items                                 $  12,793        1,753        23,338       (2,911)
                                                                                 =========    =========     =========    =========
        Extraordinary loss, net of $3,759
             income tax benefit                                                         --           --            --       (6,264)
                                                                                 ---------    ---------     ---------    ---------
        Net income (loss)                                                        $  12,793    $   1,753     $  23,338    $  (9,175)
                                                                                 =========    =========     =========    =========

Weighted average common and common equivalent shares outstanding:
        Basic                                                                       30,396       13,504        29,443       11,173
                                                                                 ---------    ---------     ---------    ---------
        Diluted                                                                     30,606       13,881        29,713       11,173
                                                                                 ---------    ---------     ---------    ---------
 Earnings per share - basic:
        Income (loss) before extraordinary items                                 $    0.42    $    0.13     $    0.79    $   (0.26)
                                                                                 ---------    ---------     ---------    ---------
        Extraordinary loss                                                              --           --            --    $   (0.56)
                                                                                 ---------    ---------     ---------    ---------
        Net income (loss)                                                        $    0.42    $    0.13     $    0.79    $   (0.82)
                                                                                 ---------    ---------     ---------    ---------
  Earnings per share - diluted:
        Income (loss) before extraordinary items                                 $    0.42    $    0.13     $    0.79    $   (0.26)
                                                                                 ---------    ---------     ---------    ---------
        Extraordinary loss                                                              --           --            --    $   (0.56)
                                                                                 ---------    ---------     ---------    ---------
        Net income (loss)                                                        $    0.42    $    0.13     $    0.79    $   (0.82)
                                                                                 ---------    ---------     ---------    ---------



     See accompanying notes to unaudited consolidated financial statements.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                      SIX MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                  -----------------------
                                                                    2001          2000
                                                                  ---------     ---------
Cash flows from operating activities:
  Net income (loss)                                               $  23,338     ($  9,175)
  Adjustments to reconcile net income (loss) to cash
    provided by operating activities, net of effect of
    acquisitions:
       Depreciation and amortization                                 23,092        14,177
       Gain on asset sales                                             (222)         (102)
       Amortization of debt issuance costs                            1,346           732
       Accretion of discount notes                                    9,906         9,697
       Deferred income taxes                                         10,239        (1,125)
       Accounts receivable                                           (4,570)      (14,509)
       Inventories                                                   26,596        (5,995)
       Accounts payable and accrued expenses                        (32,763)       11,361
       Other                                                         (6,264)        3,722
                                                                  ---------     ---------
            Net cash provided by operating activities                50,698         8,783

Cash flows from investing activities:
       Additions to property, plant and equipment, net              (91,405)      (30,779)
       Sale-leaseback of vehicles                                        --          (713)
       Acquisitions                                                (153,048)     (114,912)
       Proceeds from sale of fixed assets                             1,976       139,647
                                                                  ---------     ---------
            Net cash used in investing activities                  (242,477)       (6,757)

Cash flows from financing activities:
       Principal repayments of long-term debt                        (6,350)     (107,091)
       Net borrowings (repayment) under revolving line of
         credit                                                      57,000       (75,000)
       Net repayment on sale-leaseback of vehicles                   (1,004)          (79)
       Net borrowings (repayment ) on financing leases               80,000       (10,580)
       Common stock issuance                                         55,987       196,185
       Debt issuance costs                                           (1,652)       (5,320)
       Treasury stock                                                    --            (9)
                                                                  ---------     ---------
            Net cash provided (used) by financing activities        183,981        (1,894)

Effect of exchange rate                                               1,141            --

Net increase (decrease) in cash and cash equivalents                 (6,657)          132
Cash and cash equivalents at beginning of period                     12,279         1,403
                                                                  ---------     ---------
Cash and cash equivalents at end of period                        $   5,622     $   1,535
                                                                  =========     =========

     See accompanying notes to unaudited consolidated financial statements.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

     On May 30, 2000, the Company completed an initial public offering of 7,275,000 shares of its common stock, which provided the Company with net proceeds (after deducting underwriting discounts and commissions) of approximately $149.2 million. Concurrently with the initial public offering, the Company implemented a recapitalization pursuant to which all existing classes of the Company's stock were converted into common stock. Also concurrently with the initial public offering, the Company entered into a $50 million revolving credit facility and $200 million operating lease facility. The proceeds of the offering and the $62.6 million in initial proceeds from the new operating lease facility were used to repay $192.7 million of indebtedness, and the remaining proceeds were used for working capital and to pay expenses associated with the offering and concurrent financing transactions.

     On February 9, 2001, the Company completed its acquisition of Weatherford Global Compression Services, L.P. and certain related entities ("Weatherford Global"), a supplier of natural gas compression equipment and services and a division of Weatherford International, Inc. Under the terms of the agreement, a subsidiary of Weatherford International, Inc. was merged into Universal in exchange for 13.75 million shares of the Company's common stock. In connection with the acquisition, Weatherford agreed, subject to conditions, to limit its voting rights to 33 1/3% of the Company's voting power for up to two years.

     On July 3, 2001, the Company completed the public offering (the "Offering") of 1,333,333 shares of its common stock, par value $0.01 per share, together with 2,666,667 shares of the Company's common stock sold by certain selling stockholders, including Castle Harlan Partners III, L.P. and its affiliates. The shares were sold in the Offering at a price of $28.50 per share, and the Offering provided the Company with net proceeds (after deducting underwriting discounts and commissions) of approximately $36.1 million. The Company used the proceeds to fund the cash portion of the purchase price in its acquisition of KCI, Inc., to repay a portion of KCI's indebtedness concurrently with the acquisition, as described below, and to partially fund the purchase price in its acquisition of Louisiana Compressor Maintenance, Inc., as described below. Following the Offering, Castle Harlan owned or had voting control over approximately 6% of the Company's outstanding common stock.

     The Company completed the acquisition of Gas Compression Services, Inc. ("GCSI") on September 15, 2000, of ISS Compression, Inc. and its operating subsidiary, IEW Compression, Inc. (collectively "IEW") on February 28, 2001, of the international operations of Compressor Systems, Inc. ("CSII") on April 23, 2001, of KCI, Inc. ("KCI") on July 11, 2001, of Louisiana Compressor Maintenance, Inc. ("LCM") on July 13, 2001 and of Technical Compression Service, Inc. ("TCSI") on October 3, 2001.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Company's Annual Report on Form 10-K for the year ended March 31, 2001. That report contains a more comprehensive summary of the Company's major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three-month period and six-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002.

EARNINGS PER SHARE (UNAUDITED)

    Basic and diluted net income (loss) per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share".

The following table sets forth the computation of basic and diluted net income
(loss) per share (in thousands, except per share amounts):

                                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                             SEPTEMBER 30,           SEPTEMBER 30,
                                                          --------------------    --------------------
BASIC EARNINGS PER SHARE                                    2001        2000        2001        2000
                                                          --------    --------    --------    --------
Income (loss) before extraordinary items                  $ 12,793    $  1,753    $ 23,338    ($ 2,911)
Extraordinary loss, net of income tax                           --          --          --      (6,264)
                                                          --------    --------    --------    --------
Net income (loss)                                         $ 12,793    $  1,753    $ 23,338    ($ 9,175)
Weighted average common stock outstanding                   30,396      13,504      29,443      11,173
Basic net income (loss) per share:
  Before extraordinary loss                               $   0.42    $   0.13    $   0.79    ($  0.26)
                                                          --------    --------    --------    --------
  Extraordinary loss, net of income tax                         --          --          --    ($  0.56)
                                                          --------    --------    --------    --------
Basic net income (loss) per share                         $   0.42    $   0.13    $   0.79    ($  0.82)
                                                          --------    --------    --------    --------
DILUTED EARNINGS PER SHARE
Income (loss) before extraordinary items                  $ 12,793    $  1,753    $ 23,338    ($ 2,911)
Extraordinary loss, net of income tax                           --          --          --      (6,264)
                                                          --------    --------    --------    --------
Net income (loss)                                         $ 12,793    $  1,753    $ 23,338    ($ 9,175)
Weighted average common stock outstanding                   30,396      13,504      29,443      11,173
Dilutive effect of stock options outstanding                   210         377         270          --
                                                          --------    --------    --------    --------
Weighted average diluted common stock outstanding           30,606      13,881      29,713      11,173
                                                          ========    ========    ========    ========
Diluted income (loss) per share:
  Before extraordinary loss                               $   0.42    $   0.13    $   0.79    ($  0.26)
                                                          --------    --------    --------    --------
  Extraordinary loss, net of income tax                         --          --          --    ($  0.56)
                                                          --------    --------    --------    --------
Diluted net income (loss) per share                       $   0.42    $   0.13    $   0.79    ($  0.82)
                                                          --------    --------    --------    --------


RECLASSIFICATIONS

    Certain reclassifications have been made to the prior year amounts to conform to the current year classification.

2. RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. SFAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (2) a hedge of the exposure to variable cash flows of a forecasted transaction, or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. We adopted SFAS 133 and the corresponding amendments under SFAS 138 on April 1, 2001. This statement had no impact on our consolidated results of operations, financial position or cash flows.

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

    In July 2001, the FASB issued SFAS 141, "Business Combinations," effective for all business combinations initiated after June 30, 2001 and SFAS 142, "Goodwill and Other Intangible Assets". The Company elected to adopt SFAS 142 effective April 1, 2001 as the first interim period financial statements had not previously been issued. SFAS 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. It also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Had SFAS 142 been effective April 1, 2000, we would have adopted it in the first quarter of fiscal 2000 and our net income during the three months ended September 30, 2000 would have been $2.5 million, as a result of the elimination of $.7 million of amortization expense related to goodwill. In addition, our net loss and loss before taxes and extraordinary items during the six months ended September 30, 2000 would have been $7.4 million and $3.4 million, respectively, as a result of the elimination of $1.3 million of amortization expense related to goodwill, together with a decrease in the recorded income tax benefit of $0.5 million.

    In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principle Board Opinion No. 30, while retaining many of the requirements of these two statements. Under SFAS No. 144, assets held for sale (APB Opinion No. 30) that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. SFAS No. 144 is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in additional future dispositions being reported as discontinued operations than is currently permitted. The Company plans to adopt SFAS No. 144 on April 1, 2002.

3. ACQUISITIONS

    On April 23, 2001, the Company acquired the international operations of Compressor Systems, Inc. based in Midland, Texas for approximately $30 million in cash. The acquisition resulted in the recording of $13 million of goodwill, which is not subject to amortization.

    On July 11, 2001, the Company acquired KCI, a Tulsa, Oklahoma-based fabricator of large horsepower compressors for approximately $26.3 million in cash and 694,927 shares of the Company's common stock. In addition, the Company incurred costs and assumed other liabilities related to the transaction of approximately $6 million. Concurrently with the acquisition, the Company repaid substantially all of KCI's approximately $51 million of indebtedness. In order to fund the acquisition, the Company used approximately $50 million of the availability under its revolver and $27.3 million of the funds received from the public offering of its stock in July 2001. The acquisition resulted in the recording of $40.2 million of goodwill, which is not subject to amortization.

    On July 13, 2001, the Company acquired LCM, a Houma, Louisiana based supplier of maintenance, repair, overhaul and upgrade services to the natural gas pipeline and related markets for approximately $26.3 million in cash. In order to fund the acquisition the Company used approximately $25 million of the availability under its revolving credit facility and $1.3 million of the funds received from the public offering of its stock. The acquisition resulted in the recording of $17.4 million of goodwill, which is not subject to amortization.

    The Company's acquisitions were accounted for as purchases and accordingly, the results of operations of the acquired businesses are included in the accompanying financial statements from the date of acquisition.

4. INVENTORIES, NET

Inventories, net consisted of the following (in thousands):

                                  SEPTEMBER 30,  MARCH 31,
                                      2001         2001
                                  -------------  ---------
                                   (UNAUDITED)
                 Raw materials      $  75,702    $ 63,473
                 Finished goods        12,462      38,705
                 Work-in-progress      36,997      18,761
                                    ---------    --------
                 Total              $ 125,161    $120,939
                                    =========    ========

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

    In connection with the Weatherford Global acquisition, on February 9, 2001, the Company raised $427 million under a new seven-year term senior secured notes operating lease facility (the "SSN Operating Lease Facility") funded primarily through an offering of $350 million 8 7/8% senior secured notes due 2008 by an unaffiliated entity that is the lessor under the operating lease. The Company also entered into a new $125 million secured revolving credit facility and a new $200 million asset-backed securitization operating lease facility (the "ABS Operating Lease Facility"), which facility consists of a series of six leases with terms ranging from three to eight years. At the closing of the Weatherford Global acquisition, the Company funded approximately $80 million under the ABS Operating Lease Facility and had no amounts outstanding under the new revolving credit facility. The proceeds from the two new operating lease facilities were used to restructure previous operating lease obligations and refinance certain existing indebtedness of the Company (including the previous operating lease facility described above in the first paragraph) and Weatherford Global.

    During the quarter, the Company funded $40.0 million under the ABS Operating Lease Facility. The funds were used for acquisitions, capital expenditures and for general working capital purposes. At September 30, 2001, the Company had outstanding lease balances totaling $607.5 million and the equipment sold under the two new operating lease facilities had a book value of approximately $503.7 million and the equipment sale resulted in a deferred gain of approximately $103.8 million.

     On October 23, 2001, the Company raised an additional $122 million under the SSN Operating Lease Facility, which was funded primarily through an offering of an additional $100 million of 8 7/8% senior secured notes due 2008, together with $18.3 million in additional borrowings under an existing term loan and an additional $3.7 million equity investment in an unaffiliated entity that is the lessor under the operating lease. The net proceeds from the sale of equipment under the SSN Operating Lease Facility were used to repay all of the outstanding indebtedness under its revolving credit facility, with the remaining proceeds used to repay a portion of the obligations under the ABS Operating Lease Facility and for other indebtedness and for general corporate purposes.

    Under the operating lease facilities, the Company, as lessee, makes rental payments to the lessor for the leased equipment. Under the SSN Operating Lease Facility, the rental payments include amounts based on the interest accrued on the 8 7/8% senior secured notes and an amount based on LIBOR or a variable base rate equal to the sum of the interest accrued on the lessor's term loan, the yield on the equity investment in the lessor and other fees. The equipment leased by the Company under the SSN Operating Lease Facility had an initial appraised value of $549 million. The Company has residual value guarantees on the equipment under the SSN

Operating Lease Facility of approximately 82% of the funded amount that are due upon termination of the lease in the event the purchase option or renewal options are not selected by the lessee.

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

    The Company annually assesses whether it is probable that the value of the property at the end of the lease terms will be less than the residual value guarantee for each operating lease. On the date the deficiency becomes probable, the expected deficiency (up to the maximum for which the Company is responsible) would be accrued by the Company using the straight-line method over the remaining term of the leases.

6. LONG-TERM DEBT

    Castle Harlan's reduced ownership of our common stock following our offering in July 2001 constituted a change of control under the indenture governing our 9 7/8% senior discount notes, giving the holders of the notes the right to require us to repurchase those notes through August 23, 2001. We repurchased approximately $5.8 million face value of the 9 7/8% senior discount notes using borrowings under our revolving credit facility.

7. EXTRAORDINARY LOSSES

    During the quarter ended June 30, 2000, the Company incurred extraordinary losses of $6.3 million (net of $3.8 million income tax benefit) related to its debt restructuring that occurred concurrently with the Company's initial public offering of its common stock.

8. NON-RECURRING CHARGES

    During the quarter ended June 30, 2000, the Company incurred non-recurring charges of $7.1 million, related to the early termination of a management agreement and a consulting agreement and other related fees in connection with the Company's initial public offering and concurrent financing transactions.

9. RELATED PARTY TRANSACTIONS

Management Agreement

    Castle Harlan, Inc., an affiliate of a significant stockholder of the Company, entered into an agreement whereby, in exchange for certain management services rendered, the Company agreed to pay a fee to Castle Harlan, Inc. totaling $3 million per year. The amount was paid in advance for the first year and quarterly in advance thereafter. The agreement was for a term of five years, renewable automatically from year to year thereafter unless Castle Harlan Inc. or its affiliates beneficially own less than 20% of the then outstanding stock of the Company.

    In connection with the initial public offering in the quarter ended June 30, 2000, the Company terminated its Management Agreement with Castle Harlan, Inc. In exchange for such termination, the Company paid $3 million in cash and issued 136,364 shares of its common stock to Castle Harlan.

Transitional Services Agreement

    Concurrently with the closing of the Weatherford Global acquisition, Weatherford International Inc. and Weatherford Global, as the Company's subsidiary, entered into a transitional services agreement under which Weatherford International Inc. provided certain administrative and support services, such as shared corporate office space and general communication and information services, to Weatherford Global until June 9, 2001. Weatherford Global paid Weatherford International Inc. $125,000 for thirty days of these services.

10. INDUSTRY SEGMENTS

    Prior to the Weatherford Global merger, the Company had three principal industry segments: Domestic Rental and Maintenance, International Rental and Maintenance (including Canada) and Engineered Products. Due to the Weatherford Global merger, the changing nature of the markets the Company serves and in order to align ourselves with those markets, the Company changed its internal business organization during fiscal 2001. In addition, during the second quarter of fiscal 2002 the Company changed the name of its Rental and Maintenance segment to Contract Compression. The Company is now organized into four principal businesses or operating segments: Domestic Contract Compression, International Contract Compression (including Canada), Fabrication and Parts Sales and Service. The two Contract Compression Segments provide natural gas compression rental and maintenance services to meet specific customer requirements. The Fabrication Segment involves the design, fabrication and sale of natural gas and air compression packages to meet customer specifications. The International Contract Compression (including Canada) Segment represents all of the Company's international rental and maintenance (including Canada) operations. The Parts Sales and Service Segment involves the sale of parts to and the service of compressor units owned by oilfield companies.

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

The following table presents sales and other financial information by industry segment for the three-month period ended September 30, 2001 (in thousands):

                       DOMESTIC         INTERNATIONAL
                       CONTRACT           CONTRACT                         PARTS SALES        CORPORATE
                      COMPRESSION        COMPRESSION      FABRICATION      AND SERVICE        AND OTHER       TOTAL
Revenues                  $68,871            $16,319           $56,831         $32,287               --     $174,308
Gross margin              $43,882            $11,559           $ 6,051         $ 6,637               --     $ 68,129
Operating income          $29,708            $ 6,250           $ 1,876         $ 2,770               --     $ 40,604

The following table presents sales and other financial information by industry segment for the three-month period ended September 30, 2000 (in thousands):

                       DOMESTIC         INTERNATIONAL
                       CONTRACT           CONTRACT                         PARTS SALES        CORPORATE
                      COMPRESSION        COMPRESSION      FABRICATION      AND SERVICE        AND OTHER       TOTAL
Revenues                  $24,396             $4,286            $8,318          $1,926           $(114)      $38,812
Gross margin              $15,525             $3,254            $1,363          $  401           $(114)      $20,429
Operating income          $ 7,678             $1,290            $  796          $  331           $(114)      $ 9,981


The following table presents sales and other financial information by industry segment for the six-month period ended September 30, 2001 (in thousands):

                       DOMESTIC        INTERNATIONAL
                       CONTRACT          CONTRACT                           PARTS SALES      CORPORATE
                     COMPRESSION        COMPRESSION         FABRICATION     AND SERVICE      AND OTHER         TOTAL
Revenues                 $130,790            $30,350            $89,065       $64,464              --        $314,669
Gross margin             $ 82,631            $21,195            $10,247       $13,577              --        $127,650
Operating income         $ 54,069            $11,938            $ 3,276       $ 6,786              --        $ 76,069

The following table presents sales and other financial information by industry segment for the six-month period ended September 30, 2000 (in thousands):

                      DOMESTIC       INTERNATIONAL
                      CONTRACT         CONTRACT                          PARTS SALES        CORPORATE
                    COMPRESSION       COMPRESSION         FABRICATION    AND SERVICE        AND OTHER         TOTAL
Revenues                  $46,571            $8,385            $15,979        $2,421              --        $73,356
Gross margin              $29,770            $6,313            $ 2,885        $  487              --        $39,455
Operating income          $13,381            $2,598            $ 1,717        $  358              --        $18,054

No one customer accounted for more than 10% of revenues for any of the periods presented.

11. COMMITMENTS AND CONTINGENCIES

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


12. SUBSEQUENT EVENTS

     On October 3, 2001, the Company completed its acquisition of TCSI, located in Belle Chase, Louisiana. TCSI provides compression parts and services to the natural gas producing industry as well as to the refinery and petrochemical industries. Under the terms of the purchase agreement, the Company acquired TCSI for approximately $22.5 million in cash. In order to fund the acquisition, the Company used approximately $19 million under its ABS Operating Lease Facility and approximately $3.5 million under its revolving credit facility.

     On October 17, 2001, 28,379 shares of the Company's common stock were released to the Company from an escrow account, in connection with the GCSI acquisition. The shares relate to a claim made by the Company against the former GCSI shareholders for various items pursuant to the terms of the GCSI acquisition agreement.

     On October 23, 2001, the Company sold an additional $122 million of compression equipment to BRL Universal Equipment 2001 A, L.P. and leased the equipment back under its existing SSN Operating Lease Facility. The Company used the net proceeds from the sale of the compression equipment to repay all of the outstanding indebtedness under its revolving credit facility with the remaining proceeds used to repay a portion of the obligations under its ABS Operating Lease Facility and/or for other indebtedness and for general corporate purposes.

                           UNIVERSAL COMPRESSION, INC.
                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                             SEPTEMBER 30, 2001       MARCH 31, 2001
                                                                             ------------------     ------------------
                                                                                 (UNAUDITED)
ASSETS
Current Assets:
    Cash                                                                     $            5,622     $           12,279
    Accounts receivable, net                                                            118,805                 87,088
    Inventories, net                                                                    125,161                120,939
    Other current assets                                                                 30,759                 24,059
                                                                             ------------------     ------------------
          Total current assets                                                          280,347                244,365

Property, plant and equipment
  Contract compression equipment                                                        699,099                592,449
  Other                                                                                  66,812                 52,810
  Accumulated depreciation                                                              (74,892)               (55,634)
                                                                             ------------------     ------------------
          Net property, plant, and equipment                                            691,019                589,625

Goodwill                                                                                364,060                294,127
Other assets, net                                                                        44,572                 43,417
                                                                             ------------------     ------------------
          Total assets                                                       $        1,379,998     $        1,171,534
                                                                             ==================     ==================

LIABILITIES AND STOCKHOLDER'S EQUITY
 Current Liabilities:
     Accounts payable and accrued liabilities                                $          167,205     $          143,531
     Current portion of long term debt and capital lease obligation                      60,872                  3,452
           Total current liabilities                                                    228,077                146,983

 Long-term debt                                                                         208,132                204,875
 Non-current deferred tax liability                                                     105,981                 90,126
 Deferred gain                                                                          103,846                 75,146
 Capital lease obligations                                                                5,181                  6,086
 Other liabilities                                                                          154                    694
                                                                             ------------------     ------------------
           Total liabilities                                                            651,371                523,910

 Common stock                                                                                49                     49
 Paid in capital                                                                        708,129                651,607
 Currency translation adjustment                                                          1,986                    845
 Retained earnings / (deficit)                                                           18,463                 (4,877)
                                                                             ------------------     ------------------
           Total stockholder's equity                                                   728,627                647,624
                                                                             ------------------     ------------------
           Total liabilities and stockholder's equity                        $        1,379,998     $        1,171,534
                                                                             ==================     ==================

See accompanying notes to unaudited consolidated financial statements.

                           UNIVERSAL COMPRESSION, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                                  SEPTEMBER 30,              SEPTEMBER 30,
                                                                             ----------------------     -----------------------
                                                                               2001         2000          2001          2000
                                                                             ---------    ---------     ---------     ---------
Revenues:
        Contract compression                                                 $  85,190    $  28,681     $ 161,140     $  54,955
        Sales                                                                   89,118       10,131       153,529        18,401
                                                                             ---------    ---------     ---------     ---------
            Total revenues                                                     174,308       38,812       314,669        73,356

Costs and expenses:
       Contract compression, exclusive of depreciation and amortization         29,749        9,903        57,314        18,873
       Cost of sales, exclusive of depreciation and amortization                76,430        8,480       129,705        15,028
       Depreciation and amortization                                            11,712        6,677        23,092        14,173
       Selling, general and administrative                                      15,813        3,769        28,489         7,224
       Operating lease                                                          12,973        1,995        25,566         2,684
       Interest expense                                                          6,573        5,221        12,105        12,627
       Non-recurring charges                                                        --           --            --         7,059
                                                                             ---------    ---------     ---------     ---------
       Other (income) / expense                                                    189          (41)          236          (257)
                                                                             ---------    ---------     ---------     ---------
            Total costs and expenses                                           153,439       36,004       276,507        77,411
                                                                             ---------    ---------     ---------     ---------
Income (loss) before income taxes and extraordinary items                       20,869        2,808        38,162        (4,055)
Income taxes (benefit)                                                           8,076        1,054        14,824        (1,520)
                                                                             ---------    ---------     ---------     ---------
       Income (loss) before extraordinary items                              $  12,793        1,754        23,338        (2,535)
                                                                             =========    =========     =========     =========
       Extraordinary loss, net of $2,037
            income tax benefit                                                      --           --            --        (3,393)
                                                                             ---------    ---------     ---------     ---------
       Net income (loss)                                                     $  12,793    $   1,754     $  23,338      $ (5,928)
                                                                             =========    =========     =========     =========


     See accompanying notes to unaudited consolidated financial statements.

                           UNIVERSAL COMPRESSION, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                               SIX MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                            -----------------------
                                                                               2001          2000
                                                                            ---------     ---------
 Cash flows from operating activities:
   Net income (loss)                                                        $  23,338      $ (5,928)
   Adjustments to reconcile net income (loss) to cash
     provided by operating activities, net of effect of acquisitions:
        Depreciation and amortization                                          23,092        14,173
        Gain on asset sales                                                      (222)         (102)
        Amortization of debt issuance costs                                     1,346           717
        Increase in payable to parent                                              --       153,818
        Accretion of discount notes                                             9,906         9,114
        Deferred income taxes                                                  10,239           597
        Accounts receivable                                                    (4,570)      (14,509)
        Inventories                                                            26,595        (5,995)
        Accounts payable and accrued expenses                                 (32,387)       11,361
        Other                                                                  (6,948)        3,292
                                                                            ---------     ---------
             Net cash provided by operating activities                         50,389       166,538

 Cash flows from investing activities:
        Additions to property, plant and equipment, net                       (91,405)      (30,779)
        Sale-leaseback of vehicles                                                 --          (713)
        Acquisitions                                                         (153,048)     (114,912)
        Proceeds from sale of fixed assets                                      1,976       139,647
                                                                            ---------     ---------
             Net cash used in investing activities                           (242,477)       (6,757)

 Cash flows from financing activities:
        Principal repayments of long-term debt                                 (6,576)      (74,855)
        Net borrowings (repayment) under revolving line of credit              57,000       (75,000)
        Net repayment on sale-leaseback of vehicles                            (1,004)          (79)
        Net borrowings (repayment ) on financing lease                         80,000       (10,580)
        Acquisition                                                                --         6,185
        Investment in subsidiary by parent                                     56,522            --
        Debt issuance costs                                                    (1,652)       (5,320)
                                                                            ---------     ---------
              Net cash provided (used) by financing activities                184,290      (159,649)

Effect of exchange rate                                                         1,141            --
Net increase (decrease) in cash and cash equivalents                           (6,657)          132
Cash and cash equivalents at beginning of period                               12,279         1,403
                                                                            ---------     ---------
Cash and cash equivalents at end of period                                  $   5,622     $     132
                                                                            =========     =========



     See accompanying notes to unaudited consolidated financial statements.

                           UNIVERSAL COMPRESSION, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

    On May 30, 2000, Holdings completed an initial public offering of 7,275,000 shares of its common stock, which provided Holdings with net proceeds (after deducting underwriting discounts and commissions) of approximately $149.2 million. Concurrently with the initial public offering, Holdings implemented a recapitalization pursuant to which all existing classes of Holdings' stock were converted into common stock. Also concurrently with the initial public offering, the Company entered into a $50 million revolving credit facility and $200 million operating lease facility. The proceeds of the offering and the $62.6 million in initial proceeds from the new operating lease facility were used to repay $192.7 million of indebtedness, and the remaining proceeds were used for working capital and to pay expenses associated with the offering and concurrent financing transactions.

      On February 9, 2001, the Company completed its acquisition of Weatherford Global Compression Services, L.P. and certain related entities ("Weatherford Global"), a supplier of natural gas compression equipment and services and a division of Weatherford International, Inc. Under the terms of the agreement, a subsidiary of Weatherford International, Inc. was merged into Universal in exchange for 13.75 million shares of the Company's common stock. In connection with the acquisition, Weatherford agreed, subject to conditions, to limit its voting rights to 33 1/3% of the Company's voting power for up to two years.

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

    The Company completed its acquisition of Gas Compression Services, Inc. ("GCSI") on September 15, 2000, of ISS Compression, Inc. and its operating subsidiary, IEW Compression, Inc. (collectively "IEW") on February 28, 2001, of the international operations of Compressor Systems, Inc. ("CSII") on April 23, 2001, of KCI, Inc. ("KCI") on July 11, 2001, of Louisiana Compressor Maintenance, Inc. ("LCM") on July 13, 2001 and of Technical Compression Service, Inc. ("TCSI") on October 3, 2001.

    These consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Company's Annual Report on Form 10-K for the year ended March 31, 2001. That report contains a more comprehensive summary of the Company's major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three-month period and six-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002.

RECLASSIFICATIONS

    Certain reclassifications have been made to the prior year amounts to conform to the current year classification.

2. RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. SFAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (2) a hedge of the exposure to variable cash flows of a forecasted transaction, or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company adopted SFAS 133 and the corresponding amendments under SFAS 138 on April 1, 2001. This statement had no impact on our consolidated results of operations, financial position or cash flows.

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

    In July 2001, the FASB issued SFAS 141, "Business Combinations," effective for all business combinations initiated after June 30, 2001 and SFAS 142, "Goodwill and Other Intangible Assets". We elected to adopt SFAS 142 effective April 1, 2001 as the first interim period financial statements had not previously been issued. SFAS 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. It also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Had SFAS 142 been effective April 1, 2000, we would have adopted it in the first quarter of fiscal 2000 and our net income during the three months ended September 30, 2000 would have been $2.5 million, as a result of the elimination of $.7 million of amortization expense related to goodwill. In addition, our net loss and loss before taxes and extraordinary items during the six months ended September 30, 2000 would have been $7.4 million and $3.4 million, respectively, as a result of the elimination of $1.3 million of amortization expense related to goodwill, together with a decrease in the recorded income tax benefit of $0.5 million.

    In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principle Board Opinion No. 30, while retaining many of the requirements of these two statements. Under SFAS No. 144, assets held for sale (APB Opinion No. 30) that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. SFAS No. 144 is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in additional future dispositions being reported as discontinued operations than is currently permitted. The Company plans to adopt SFAS No. 144 on April 1, 2002.

3. ACQUISITIONS

    On April 23, 2001, the Company acquired the international operations of Compressor Systems, Inc. based in Midland, Texas for approximately $30 million in cash. The acquisition resulted in the recording of $13 million of goodwill, which is not subject to amortization.

    On July 11, 2001, the Company acquired KCI, a Tulsa, Oklahoma-based fabricator of large horsepower compressors for approximately $26.3 million in cash and 694,927 shares of the Company's common stock. In addition, the Company incurred costs and assumed other liabilities related to the transaction of approximately $6 million. Concurrently with the acquisition, the Company repaid substantially all of KCI's approximately $51 million of indebtedness. In order to fund the acquisition, the Company used approximately $50 million of the availability under its revolver and $27.3 million of the funds received from the public offering of its stock in July 2001. The acquisition resulted in the recording of $40.2 million of goodwill, which is not subject to amortization.

    On July 13, 2001, the Company acquired LCM, a Houma, Louisiana based supplier of maintenance, repair, overhaul and upgrade services to the natural gas pipeline and related markets for approximately $26.3 million in cash. In order to fund the acquisition the Company used approximately $25 million of the availability under its revolving credit facility and $1.3 million of the funds received from the public offering of its stock. The acquisition resulted in the recording of $17.4 million of goodwill, which is not subject to amortization.

    The Company's acquisitions were accounted for as purchases and accordingly, the results of operations of the acquired businesses are included in the accompanying financial statements from the date of acquisition.

4. INVENTORIES, NET

Inventories, net consisted of the following (in thousands):

                                    SEPTEMBER 30,      MARCH 31,
                                         2001             2001
                                    -------------    -------------
                                     (UNAUDITED)
         Raw materials              $      75,702    $      63,473
         Finished goods                    12,462           38,705
         Work-in-progress                  36,997           18,761
                                    -------------    -------------
         Total                      $     125,161    $     120,939
                                    =============    =============

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

    In connection with the Weatherford Global acquisition, on February 9, 2001, the Company raised $427 million under a new seven-year term senior secured notes operating lease facility (the "SSN Operating Lease Facility") funded primarily through an offering of $350 million 8 7/8% senior secured notes due 2008 by an unaffiliated entity. The Company also entered into a new $125 million secured revolving credit facility and a new $200 million asset-backed securitization operating lease facility (the "ABS Operating Lease Facility"), which facility consists of a series of six leases with terms ranging from three to eight years. At the closing of the Weatherford Global acquisition, the Company funded approximately $80 million under the ABS Operating Lease Facility and had no amounts outstanding under the new revolving credit facility. The proceeds from the two new operating lease facilities were used to restructure existing operating lease obligations and refinance certain previous indebtedness of the Company (including the previous operating lease facility described above in the first paragraph) and Weatherford Global.

    During the quarter, the Company funded $40 million under the ABS Operating Lease Facility. The funds were used for acquisitions, capital expenditures and for general working capital purposes. At September 30, 2001, the Company had outstanding lease balances totaling $607.5 million and the equipment sold under the two new operating lease facilities had a book value of approximately $503.7 million and the equipment sale resulted in a deferred gain of approximately $103.8 million.

     On October 23, 2001, the Company raised an additional $122 million under the SSN Operating Lease Facility, which was funded primarily through an offering of an additional $100 million of 8 7/8% senior secured notes due 2008, together with $18.3 million in additional borrowings under an existing term loan and an additional $3.7 million equity investment in an unaffiliated entity that is the lessor under the operating lease. The net proceeds from the sale of equipment under the SSN Operating Lease Facility were used to repay all of the outstanding indebtedness under its revolving credit facility, with the remaining proceeds used to repay a portion of the obligations under the ABS Operating Lease Facility and for other indebtedness and for general corporate purposes.

    Under the operating lease facilities, the Company, as lessee, makes rental payments to the lessor for the leased equipment. Under the SSN Operating Lease Facility, the rental payments include amounts based on the interest accrued on the 8 7/8% senior secured notes and an amount based on LIBOR or a variable base rate equal to the sum of the interest accrued on the lessor's term loan, the yield on the equity investment in the lessor and other fees. The equipment leased by the Company under the SSN Operating Lease Facility had an initial appraised value of $549 million. The Company has residual value guarantees on the equipment under the SSN Operating Lease Facility of approximately 82% of the funded amount that are due upon termination of the lease in the event the purchase option or renewal options are not selected by the lessee.

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

    The Company annually assesses whether it is probable that the value of the property at the end of the lease terms will be less than the residual value guarantee for each operating lease. On the date the deficiency becomes probable, the expected deficiency (up to the maximum for which the Company is responsible) would be accrued by the Company using the straight-line method over the remaining term of the leases.

6. LONG-TERM DEBT

    Castle Harlan's reduced ownership of our common stock following our offering in July 2001 constituted a change of control under the indenture governing our 9 7/8% senior discount notes, giving the holders of the notes the right to require us to repurchase those notes through August 23, 2001. We repurchased approximately $5.8 million face value of the 9 7/8% senior discount notes using borrowings under our revolving credit facility.

7. EXTRAORDINARY LOSSES

    During the quarter ended June 30, 2000, the Company incurred extraordinary losses of $3.4 million (net of $2.0 million income tax benefit) related to its debt restructuring that occurred concurrently with Holdings' initial public offering of its common stock.

8. NON-RECURRING CHARGES

    During the quarter ended June 30, 2000, the Company incurred non-recurring charges of $7.1 million, related to the early termination of a management agreement and a consulting agreement and other related fees in connection with Holdings' initial public offering and concurrent financing transactions.

9. RELATED PARTY TRANSACTIONS

Management Agreement

    Castle Harlan, Inc., an affiliate of a significant stockholder of Holdings, entered into an agreement whereby, in exchange for certain management services rendered, Holdings agreed to pay a fee to Castle Harlan Inc. totaling $3 million per year. The amount was paid in advance for the first year and quarterly in advance thereafter. The agreement was for a term of five years, renewable automatically from year to year thereafter unless Castle Harlan Inc. or its affiliates beneficially own less than 20% of the then outstanding stock of Holdings.

    In connection with the initial public offering in the quarter ended June 30, 2000, Holdings terminated its Management Agreement with Castle Harlan, Inc. In exchange for such termination, Holdings paid $3 million in cash and issued 136,364 shares of its common stock to Castle Harlan.

Transitional Services Agreement

    Concurrently with the closing of the Weatherford Global acquisition, Weatherford International, Inc. and Weatherford Global, as the Company's subsidiary, entered into a transitional services agreement under which Weatherford International, Inc. provided certain administrative and support services, such as shared corporate office space and general communication and information services, to Weatherford Global until June 9, 2001. Weatherford Global paid Weatherford International, Inc $125,000 for thirty days of these services.

10. INDUSTRY SEGMENTS

    Prior to the Weatherford Global merger, the Company had three principal industry segments: Domestic Rental and Maintenance, International Rental and Maintenance (including Canada) and Engineered Products. Due to the Weatherford Global merger, the changing nature of the markets the Company serves and in order to align ourselves with those markets, the Company changed its internal business organization during fiscal 2001. In addition, during the second quarter of fiscal 2002 the Company changed the name of its Rental and Maintenance segments to Contract Compression. The Company is now organized into four principal businesses or operating segments: Domestic Contract Compression, International Contract Compression (including Canada), Fabrication and Parts Sales and Service. The two Contract Compression Segments provide natural gas compression rental and maintenance services to meet specific customer requirements. The Fabrication Segment involves the design, fabrication and sale of natural gas and air compression packages to meet customer specifications. The International Contract Compression (including Canada) Segment represents all of the Company's international rental and maintenance (including Canada) operations. The Parts Sales and Service Segment involves the sale of parts to and the service of compressor units owned by oilfield companies.

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

The following table presents sales and other financial information by industry segment for the three-month period ended September 30, 2001 (in thousands):

                       DOMESTIC         INTERNATIONAL
                       CONTRACT           CONTRACT                         PARTS SALES        CORPORATE
                      COMPRESSION        COMPRESSION      FABRICATION      AND SERVICE        AND OTHER       TOTAL
Revenues                   $68,871            $16,319          $56,831          $32,287               --     $174,308
Gross margin               $43,882            $11,559          $ 6,051          $ 6,637               --     $ 68,129
Operating income           $29,708            $ 6,250          $ 1,876          $ 2,770               --     $ 40,604

The following table presents sales and other financial information by industry segment for the three-month period ended September 30, 2000 (in thousands):

                       DOMESTIC         INTERNATIONAL
                       CONTRACT           CONTRACT                         PARTS SALES        CORPORATE
                      COMPRESSION        COMPRESSION      FABRICATION      AND SERVICE        AND OTHER       TOTAL
Revenues                   $24,396             $4,286           $8,318           $1,926           $(114)     $38,812
Gross margin               $15,525             $3,254           $1,363           $  401           $(114)     $20,429
Operating income           $ 7,678             $1,290           $  796           $  331           $(114)     $ 9,981


The following table presents sales and other financial information by industry segment for the six-month period ended September 30, 2001 (in thousands):

                     DOMESTIC         INTERNATIONAL
                     CONTRACT           CONTRACT                          PARTS SALES        CORPORATE
                    COMPRESSION        COMPRESSION       FABRICATION      AND SERVICE        AND OTHER         TOTAL
Revenues                $130,790            $30,350           $89,065         $64,464                --     $314,669
Gross margin            $ 82,631            $21,195           $10,247         $13,577                --     $127,650
Operating income        $ 54,069            $11,938           $ 3,276         $ 6,786                --     $ 76,069

The following table presents sales and other financial information by industry segment for the six-month period ended September 30, 2000 (in thousands):

                     DOMESTIC         INTERNATIONAL
                     CONTRACT           CONTRACT                          PARTS SALES        CORPORATE
                    COMPRESSION        COMPRESSION       FABRICATION      AND SERVICE        AND OTHER         TOTAL
Revenues                 $46,571             $8,385           $15,979          $2,421                --      $73,356
Gross margin             $29,770             $6,313           $ 2,885          $  487                --      $39,455
Operating income         $13,381             $2,598           $ 1,717          $  358                --      $18,054

No one customer accounted for more than 10% of revenues for any of the periods presented.

11. COMMITMENTS AND CONTINGENCIES

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


12. SUBSEQUENT EVENTS

     On October 3, 2001, the Company completed its acquisition of TCSI, located in Belle Chase, Louisiana. TCSI provides compression parts and services to the natural gas producing industry as well as to the refinery and petrochemical industries. Under the terms of the purchase agreement, the Company acquired TCSI for approximately $22.5 million in cash. In order to fund the acquisition, the Company used approximately $19 million under its ABS Operating Lease Facility and approximately $3.5 million under its revolving credit facility.

     On October 17, 2001, 28,379 shares of the Company's common stock were released to the Company from an escrow account, in connection with the GCSI acquisition. The shares relate to a claim made by the Company against the former GCSI shareholders for various items pursuant to the terms of the GSCI acquisition agreement.

     On October 23, 2001, the Company sold an additional $122 million of compression equipment to BRL Universal Equipment 2001 A, L.P. and leased the equipment back under its existing SSN Operating Lease Facility. The Company used the net proceeds from the sale of the compression equipment to repay all of the outstanding indebtedness under its revolving credit facility with the remaining proceeds used to repay a portion of the obligations under its ABS Operating Lease Facility and/or for other indebtedness and for general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    This report contains "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in report are forward-looking statements. You can identify many of these statements by looking for words such as "believes," "expects," "will," "intends," "projects," "anticipates," "estimates," "continues" or similar words or the negative thereof.

     Such forward-looking statements include, without limitation:

     o anticipated cost savings and other synergies resulting from the businesses we have acquired;

     o    the sufficiency of available cash flows to fund continuing operations;

     o anticipated synergies, future revenues, gross margins and EBITDA, as adjusted, in our business and primary business segments, including from our acquisitions;

     o    capital improvements;

     o    the expected amount of capital expenditures;

     o    our future financial position;

     o    the future value of our equipment;

     o    our growth strategy and projected costs; and

     o    plans and objectives of our management for our future operations.

     Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. The risks related to our business described in our Annual Report on Form 10-K for the year ended March 31, 2001 under "Risk Factors" and elsewhere could cause actual results to differ from those described in, or otherwise projected or implied by, the forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, these expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

     o our inability to successfully integrate the business we have acquired or may acquire in the future;

     o conditions in the oil and gas industry, including the demand for natural gas and the impact of the price of natural gas;

     o competition among the various providers of contract compression services;

     o changes in safety and environmental regulations pertaining to the production and transportation of natural gas;

     o    changes in economic or political conditions in operating markets;

     o acts of war or terrorism or governmental or military responses thereto;

     o    introduction of competing technologies by other companies;

     o    our ability to retain and grow our customer base;

     o    employment workforce factors, including loss of key employees; and

     o    liability claims related to the use of our products and services.

All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section and elsewhere in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in our Annual Report on Form 10-K for the year ended March 31, 2001 under "Risk Factors." The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect new information, subsequent events or otherwise.

The terms "our", "we," and "us" when used in this report refer to Universal Compression Holdings, Inc. and its subsidiaries, including Universal Compression, Inc. ("Universal"), as a combined entity, except where it is made clear that such term means only the parent company, and includes its predecessors.

GENERAL

     We were formed in December 1997 to acquire all of the outstanding stock of Tidewater Compression Service, Inc. Upon completion of the acquisition in February 1998, Tidewater Compression became our wholly-owned operating subsidiary and changed its name to Universal Compression, Inc. Through this subsidiary, our gas compression service operations date back to 1954.

     During the quarter ended June 30, 2000, we completed an initial public offering of 7,275,000 shares of our common stock, par value $0.01 per share, which provided us with net proceeds (after deducting underwriting discounts and commissions) of approximately $149.2 million. Concurrently with our initial public offering, we implemented a recapitalization pursuant to which all then existing classes of our stock were converted into common stock. We used the proceeds of the offering and the $62.6 million in initial proceeds from an operating lease facility to repay $192.7 million of indebtedness, and the remaining proceeds for working capital and to pay expenses associated with the offering and concurrent financing transactions.

     On February 9, 2001, the Company completed its acquisition of Weatherford Global Compression Services, L.P. and certain related entities ("Weatherford Global"), a supplier of natural gas compression equipment and services and a division of Weatherford International, Inc. Under the terms of the agreement, a subsidiary of Weatherford International, Inc. was merged into Universal in exchange for 13.75 million shares of the Company's common stock. In connection with the acquisition, Weatherford agreed, subject to conditions, to limit its voting rights to 33 1/3% of the Company's voting power for up to two years.

     On July 3, 2001, we completed the public offering of 1,333,333 shares of our common stock, together with 2,666,667 shares of our common stock sold by certain selling stockholders, including Castle Harlan Partners III, L.P. and its affiliates. The shares were sold in the offering at a price of $28.50 per share, and the offering provided us with net proceeds (after deducting underwriting discounts and commissions) of approximately $36.1 million. We used the proceeds to fund the cash portion of the purchase price for our acquisition of KCI, Inc., to repay a portion of KCI's indebtedness concurrently with the acquisition and to partially fund the purchase price for our acquisition of LCM. Following the offering, Castle Harlan owned or had voting control over approximately 6% of our outstanding common stock.

     Consummation of the July 2001 offering, and Castle Harlan's reduced ownership of our common stock following that offering, gave the holders of Universal's 9 7/8% senior discount notes the right to require us to repurchase those notes at a price equal to 101% of the accreted value, plus accrued and unpaid interest to date. We repurchased approximately $5.8 million face value of the 9 7/8% senior discount notes using borrowings under our revolving credit facility.

     Since our initial public offering, we have completed seven primary acquisitions. Our completed acquisitions include GCSI in September 2000, Weatherford Global and IEW in February 2001, CSII in April 2001, and KCI and LCM in July 2001, and TCSI in October 2001. GCSI added approximately 138,000 horsepower to our fleet and provided us with an increased customer base, additional market segments and additional fabrication capabilities. IEW added approximately 26,000 horsepower to our fleet, as well as important offshore service capabilities. CSII added approximately 34,000 horsepower to our fleet in Mexico and Argentina. KCI added approximately 125,000 horsepower to our domestic fleet as well as significant fabrication expertise and capabilities, a 100,000 square foot fabrication facility in Tulsa, Oklahoma and expertise in the pipeline and related natural gas markets. LCM added to our ability to be a supplier of maintenance, repair, overhaul and upgrade services to natural gas pipeline and related markets. TCSI added to our compression parts and service capabilities for the natural gas producing industry as well as the refinery and petrochemical industries.

     Our Weatherford Global acquisition in February 2001 more than doubled our size. We acquired Weatherford Global, which was the second largest natural gas compression services company in the world in terms of horsepower, for 13,750,000 shares of our common stock (approximately 45% of our current total outstanding shares) and the restructuring of approximately $323 million in debt and operating lease obligations. This acquisition added over 950,000 horsepower to our fleet and provided us with a number of important strategic and operational benefits, including expanded international operations, an increased parts sales and service business and cost savings and synergies. Pursuant to a voting agreement, Weatherford agreed to limit its voting power to 33 1/3% of our outstanding common stock, subject to certain limitations.

    We are the second largest provider of natural gas compressor rental, sales, operations, maintenance and fabrication services to the natural gas industry in terms of horsepower, with one of the largest natural gas compressor fleets in the U.S. and a strong presence in key international markets.


                      UNIVERSAL COMPRESSION HOLDINGS, INC.

Three months ended September 30, 2001 compared to three months ended September 30, 2000

    Revenues. Our total revenues for the three months ended September 30, 2001 increased $135.2 million, or 348%, to $174.1 million, compared to $38.9 million for the three months ended September 30, 2000. Our contract compression revenues increased by $56.5 million, or 197%, to $85.2 million during the three months ended September 30, 2001 from $28.7 million during the three months ended September 30, 2000. Domestic contract compression revenues increased by $44.5 million, or 182%, to $68.9 million during the three months ended September 30, 2001 from $24.4 million during the three months ended September 30, 2000. Our international contract compression revenues increased by $12 million, or 281%, to $16.3 million during the three months ended September 30, 2001 from $4.3 million during the three months ended September 30, 2000. The increase in domestic contract compression revenues primarily resulted from continued expansion of our contract compression fleet and through our acquisitions. The increase in international contract compression revenues resulted from expansion of our international contract compression fleet, primarily through the addition of horsepower from our acquisitions, particularly our Weatherford Global acquisition, continued expansion of our existing contract compression fleet and continued high utilization rates.

    Domestic average contracted horsepower for the three months ended September 30, 2001 increased by 200% to approximately 1,603,000 horsepower from approximately 535,000 horsepower for the three months ended September 30, 2000. In addition, international average contracted horsepower for the three months ended September 30, 2001 increased by 469% to approximately 313,000 horsepower from approximately 55,000 horsepower for the three months ended September 30, 2000, primarily through expansion of our international contract compression fleet, continued high utilization rates and additional service. Our average horsepower utilization rate for the three months ended September 30, 2001 was approximately 90.2%, up from 86.2% in the three months ended September 30, 2000. At the end of the quarter, we had approximately 2.1 million available horsepower. These average horsepower and utilization amounts include KCI for 81 days and LCM for 79 days from the date of the acquisitions.

    Our revenue from fabrication increased to $56.8 million for the quarter from $8.3 million in the same quarter a year ago, an increase of 583%. The increase in fabrication revenue, consisting mostly of equipment fabrication, was due primarily to our acquisitions. Revenues from fabrication vary quarter to quarter due to the time of completion of the equipment being sold. Our backlog of fabrication projects at September 30, 2001 was approximately $101 million, compared with a backlog of $26.8 million at the same time a year earlier. From June 30 to September 30, 2001, our backlog increased $54 million, primarily due to the acquisition of KCI.

    Our revenues from parts sales and service increased to $32.2 million during the three months ended September 30, 2001 from $1.9 million during the three months ended September 30, 2000, an increase of 1,576%. The increase was due primarily to our acquisitions of Weatherford Global and IEW, which have made the parts sales and service segment a more significant part of our business.

    Gross Margin. Our gross margin (defined as total revenue less rental expense, cost of sales (exclusive of depreciation and amortization), gain on asset sales and interest income) for the three months ended September 30, 2001 increased $47.7 million, or 233%, to $68.1 million from $20.4 million for the three months ended September 30, 2000. Our contract compression gross margin for the three months ended September 30, 2001 increased $36.6 million, or 195%, to $55.4 million compared to a gross margin of $18.8 million for the three months ended September 30, 2000. Contract compression gross margin increased primarily as the result of our contract compression revenue growth discussed above and operating cost improvements realized by contract compression operations. Our fabrication gross margin for the three months ended September 30, 2001 increased $4.7 million, or 344%, to $6.0 million compared to a gross margin of $1.4 million for the three months ended September 30, 2000. Fabrication gross margin increased primarily due to increased sales resulting from our acquisitions, as well as strong customer demand, cost reductions and resulting gross margin effects.

    Our parts sales and service gross margin for the three months ended September 30, 2001 increased $6.2 million, or 1,555%, to $6.6 million compared to a gross margin of $401 thousand for the three months ended September 30, 2000. Parts sales and service gross margin increased primarily due to our acquisitions, our continued growth within the industry and operating cost improvements.

    Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the three months ended September 30, 2001 increased $12.0 million, or 319%, compared to the three months ended September 30, 2000. Selling, general and administrative expenses represented approximately 9% of revenue for the three months ended September 30, 2001 compared to approximately 10% of revenue for the three months ended September 30, 2000. The percentage decrease was primarily due to synergies achieved in our acquisitions. These reductions have been offset partially by increases in certain expenses related to our operating as a publicly traded company.

    EBITDA, As Adjusted. Our EBITDA, as adjusted, for the three months ended September 30, 2001 increased 212% to $52.1 million from $16.7 million for the three months ended September 30, 2000, primarily due to increases in total horsepower from acquisitions, continued expansion of our existing contract compression fleet and parts and service division, improved utilization of the compression contract compression fleet, gross margin contribution from fabrication, operating cost improvements realized by contract compression operations, and decreased selling, general and administrative expenses as a percentage of revenues, as discussed above. EBITDA, as adjusted, is defined as net income plus income taxes, interest expense, leasing expense, management fees, depreciation and amortization, excluding non-recurring items and extraordinary gains or losses. EBITDA, as adjusted, is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as an indicator of our operating performance or to net cash provided by operating activities as a measure of its liquidity. Additionally, the EBITDA, as adjusted, computation used herein may not be comparable to other similarly titled measures of other companies. EBITDA, as adjusted, represents a measure upon which management assesses financial performance, and certain covenants in our borrowing arrangements are tied to similar measures. We believe that EBITDA, as adjusted, is a standard measure of financial performance used for valuing companies in the compression industry. EBITDA, as adjusted, is a useful yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the majority of which are long-lived assets in the compression industry), or what their tax attributes may be.

    Depreciation and Amortization. Depreciation and amortization increased by $5.0 million to $11.7 million during the three months ended September 30, 2001, compared to $6.7 million during the three months ended September 30, 2000. The increase resulted primarily from the expansion of our contract compression fleet, offset partially by the compression equipment sold and leased back under our operating lease facilities. Included in depreciation and amortization for the three months ended September 30, 2000 is $0.7 million of amortization expense. As of April 1, 2001, the Company adopted SFAS 142, which among other things, eliminated amortization of goodwill.

    Operating Lease. Operating lease expense increased by $11.0 million to $13.0 million during the three months ended September 30, 2001 from $2 million during the three months ended September 30, 2000. The increase is due to the expense associated with increased balances on the operating lease facilities entered into concurrently with the Weatherford Global merger. The outstanding balance under the operating lease facilities at September 30, 2001 was $607.5 million, consisting of $427.0 million under our SSN Operating Lease Facility and $180.5 million under our asset-backed securitization operating lease facility.

    Interest Expense. Interest expense increased $1.4 million to $6.6 million for the three months ended September 30, 2001 from $5.2 million for the three months ended September 30, 2000 primarily due to the increased accretion of our 9 7/8% senior discount notes and interest on the outstanding balance of our revolving credit facility.

    Net Income. We had net income of $12.8 million for the three months ended September 30, 2001 compared to a net income of $1.8 million for the three months ended September 30, 2000. The change was primarily due to an increase in our gross margins and an increase in our contracted horsepower related to the continued expansion of our fleet, offset partially by increased depreciation, increased leasing expense resulting from our operating lease facilities, increased selling, general and administrative expense resulting from our increased headcount due to growth and increased income tax expense resulting from our positive operating income.

Six months ended September 30, 2001 compared to six months ended September 30, 2000

    Revenues. Our total revenues for the six months ended September 30, 2001 increased $241.3 million, or 329%, to $314.7 million, compared to $73.4 million for the six months ended September 30, 2000. Our contract compression revenues increased by $106.1 million, or 193%, to $161.1 million during the six months ended September 30, 2001 from $55.0 million during the six months ended September 30, 2000. Domestic contract compression revenues increased by $84.2 million, or 181%, to $130.8 million during the six months ended September 30, 2001 from $46.6 million during the six months ended September 30, 2000. Our international contract compression revenues increased by $21.9 million, or 262%, to $30.3 million during the six months ended September 30, 2001 from $8.4 million during the six months ended September 30, 2000. The increase in domestic contract compressions revenue primarily resulted from continued expansion of our contract compression fleet and through our acquisitions. The increase in international contract compression revenues resulted from expansion of our international contract compression fleet, primarily through the addition of horsepower from our acquisitions, particularly our Weatherford Global acquisition, continued expansion of our contract compression fleet and continued high utilization rates.

    Domestic average rented horsepower for the six months ended September 30, 2001 increased by 197% to approximately 1,529,000 horsepower from approximately 514,000 horsepower for the six months ended September 30, 2000. In addition, international average rented horsepower for the six months ended September 30, 2001 increased 435% to approximately 289,000 horsepower from approximately 54,000 horsepower for the six months ended September 30, 2000, primarily through expansion of our international contract compression fleet, continued high utilization rates and additional service. Our average horsepower utilization rate for the six months ended September 30, 2001 was approximately 88.7%, up from 85.3% in the six months ended September 30, 2000. As of September 30, 2001, we had approximately 2.0 million available horsepower. These average horsepower and utilization amounts include KCI for 81 days and LCM for 79 days from the date of the acquisitions.

    Our revenue from fabrication increased to $89.0 million for the six-month period from $15.9 million for the comparable period last year, an increase of 457%. The increase in fabrication revenue, consisting mostly of equipment fabrication, was due primarily to our acquisitions. Revenues from fabrication vary quarter to quarter due to the time of completion of the equipment being sold. Our backlog of fabrication projects at September 30, 2001 was approximately $101 million, compared with a backlog of $26.8 million at the same time a year earlier. From June 30 to September 30, 2001, our backlog increased $54 million, primarily due to the acquisition of KCI.

    Our revenues from parts sales and service increased to $64.5 million during the six months ended September 30, 2001 from $2.4 million during the six months ended September 30, 2000, an increase of 2,563%. Parts sales and service gross margin increased primarily due to our acquisitions, our continued growth within the industry and operating cost improvements.

    Gross Margin. Our gross margin (defined as total revenue less rental expense, cost of sales (exclusive of depreciation and amortization), gain on asset sales and interest income) for the six months ended September 30, 2001 increased $88.2 million, or 223%, to $127.7 million from $39.5 million for the six months ended September 30, 2000. Our contract compression gross margin for the six months ended September 30, 2001 increased $67.7 million, or 188%, to $103.8 million compared to a gross margin of $36.1 million for the six months ended September 30, 2000. Contract compression gross margin increased primarily as the result of our contract compression revenue growth discussed above and operating cost improvements realized by contract compression operations. Our fabrication gross margin for the six months ended September 30, 2001 increased $7.4 million, or 255%, to $10.2 million compared to a gross margin of $2.8 million for the six months ended September 30, 2000. Fabrication gross margin increased primarily due to increased sales resulting from our acquisitions, as well as strong customer demand, cost reductions and their resulting gross margin effects.

    Our parts sales and service gross margin for the six months ended September 30, 2001 increased $13 million or 2,688%, to $13.6 million compared to a gross margin of $487 thousand for the six months ended September 30, 2000. Parts sales and service gross margin increased primarily due to our acquisitions, our continued growth within the industry and operating cost improvements.

    Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the six months ended September 30, 2001 increased $21.3 million or 294% compared to the six months ended September 30, 2000. Selling, general and administrative expenses represented approximately 9% of revenue for the six months ended September 30, 2001 compared to approximately 10% of revenue for the six months ended September 30, 2000. The percentage decrease was primarily due to the elimination of management fees in connection with our initial public offering in May 2000 in addition to synergies achieved in our acquisitions. These reductions have been offset partially by increases in certain expenses related to our operating as a publicly traded company.

    EBITDA, As Adjusted. Our EBITDA, as adjusted, for the six months ended September 30, 2001 increased 205% to $98.9 million from $32.4 million for the six months ended September 30, 2000, primarily due to increases in horsepower from acquisitions, continued expansion of our contract compression fleet parts and service division, improved utilization of the compression contract compression fleet, gross margin contribution from fabrication, operating cost improvements realized by contract compression operations, and decreased selling, general and administrative expenses as a percentage of revenue, as discussed above. EBITDA, as adjusted, is defined as net income plus income taxes, interest expense, leasing expense, management fees, depreciation and amortization, excluding non-recurring items and extraordinary gains or losses. EBITDA, as adjusted, is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as an indicator of our operating performance or to net cash provided by operating activities as a measure of its liquidity. Additionally, the EBITDA, as adjusted, computation used herein may not be comparable to other similarly titled measures of other companies. EBITDA, as adjusted, represents a measure upon which management assesses financial performance, and certain covenants in our borrowing arrangements are tied to similar measures. We believe that EBITDA, as adjusted, is a standard measure of financial performance used for valuing companies in the compression industry. EBITDA, as adjusted, is a useful yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the majority of which are long-lived assets in the compression industry), or what their tax attributes may be.

    Non-recurring Charges. During the six months ended September 30, 2000, we incurred non-recurring charges of $7.1 million related to the early termination of a management agreement and a consulting agreement and other related fees in connection with our initial public offering and concurrent financing transactions.

    Depreciation and Amortization. Depreciation and amortization increased by $8.9 million to $23.1 million during the six months ended September 30, 2001, compared to $14.2 million during the six months ended September 30, 2000. The increase resulted primarily from the expansion of our contract compression fleet, offset partially by the compression equipment sold and leased back under our operating lease facilities. Included in depreciation and amortization for the six months ended September 30, 2000 is $1.3 million of amortization expense. As of April 1, 2001, the Company adopted SFAS 142, which among other things, eliminated amortization of goodwill.

    Operating Lease. Operating lease expense increased by $22.9 million to $25.6 million during the six months ended September 30, 2001 from $2.7 million during the six months ended September 30, 2000. The increase is due to the expense associated with increased balances on the operating lease facilities entered into concurrently with the Weatherford Global merger. The outstanding balance under the operating lease facilities at September 30, 2001 was $607.5 million, consisting of $427.0 million under our SSN Operating Lease Facility and $180.5 million under our asset-backed securitization operating lease facility.

    Interest Expense. Interest expense decreased $1.1 million to $12.1 million for the six months ended September 30, 2001 from $13.2 million for the six months ended September 30, 2000, primarily as a result of the reduction of debt resulting from our initial public offering and financing restructurings. The decrease in interest expense was offset partially by increased accretion of our 9 7/8% senior discount notes and interest on the outstanding balance of our revolving credit facility.

    Extraordinary Loss. During the six months ended September 30, 2000, we incurred extraordinary losses of $10.0 million ($6.3 million net of income tax) related to debt restructurings that occurred concurrently with our initial public offering.

    Net Income (Loss). We had net income of $23.3 million for the six months ended September 30, 2001 compared to a net loss of $9.2 million for the six months ended September 30, 2000. The change was primarily due to extraordinary and non-recurring charges incurred during the six months ended September 30, 2000, as well as an increase in our gross margins and decrease in interest expense, offset partially by increased depreciation and amortization related to the continued expansion of our fleet, increased leasing expense resulting from our operating lease facilities, increased selling, general and administrative expense resulting from our increased headcount due to growth and increased income tax expense resulting from our positive operating income.

Liquidity and Capital Resources

    In May 2000, concurrently with our initial public offering, we entered into a $200 million, five-year operating lease facility, which involved a sale and leaseback of compression equipment to a trust. Under this operating lease facility, certain of our compression equipment was sold to the trust for approximately $155 million and leased back by us for a five-year period. At the same time, we repaid and terminated a term loan and revolving credit facility and entered into a $50 million secured revolving credit facility which had a five-year term. This revolver and our previous operating lease facility were repaid and terminated in February 2001 in connection with our Weatherford Global acquisition.

    On July 3, 2001, we completed the offering of 1,333,333 shares of our common stock, par value $0.01 per share, together with 2,666,667 shares of our common stock sold by certain selling stockholders, including Castle Harlan Partners III, L.P. and its affiliates. The shares were sold in the offering at a price of $28.50 per share, and the offering provided us with net proceeds (after deducting underwriting discounts and commissions) of approximately $36.1 million. We used the proceeds to fund the cash portion of the purchase price in our acquisition of KCI, Inc., to repay a portion of KCI's indebtedness concurrently with the acquisition, as described below, and to partially fund the cash portion of the purchase price in our acquisition of Louisiana Compressor Maintenance, Inc., as described below. Following the offering, Castle Harlan owned or had voting control over approximately 6% of our outstanding common stock.

    Pursuant to the indenture governing the 9 7/8% senior discount notes due 2008 of Universal, the holders of the notes had the right to require Universal to repurchase the notes through August 23, 2001 as a result of the consummation of the Offering as Castle Harlan's ownership of less than 20% of our common stock constituted a change of control under the indenture. We repurchased approximately $5.8 million face value of these notes in August 2001 with borrowings under our revolving credit facility. As of

September 30, 2001, Universal had approximately $205.8 million aggregate principal amount outstanding under the 9 7/8% senior discount notes.

    During the second fiscal quarter, the Company completed two acquisitions, KCI for approximately $26.3 million in cash and 694,927 shares of our common stock, and LCM for approximately $26.3 million in cash. KCI, a Tulsa, Oklahoma-based fabricator of large horsepower compressors, provides us with significant fabrication expertise and capabilities and added approximately 125,000 horsepower to our contract compression fleet with an average horsepower utilization rate of 85%. LCM, a Houma, Louisiana-based supplier of maintenance, repair, overhaul and upgrade services to the natural gas pipeline and related markets is expected to add approximately $18 million in revenue and approximately $4.5 million in EBITDA, as adjusted, in the first full year of combined operations.

    In connection with the KCI acquisition, we entered into registration rights agreements, which provide certain demand and piggyback registration rights to the former holders of the common stock of KCI and the partnership interests of KCI Compression Company, L.P. Under the terms of the agreements, we agreed to file a registration statement to register the resale of the shares of common stock issued in the acquisition, which registration statement is now effective. In addition, the former KCI holders may request to have the sale of their shares included in certain registration statements with respect to any proposed public offering by us or other holders of our common stock.

    Our cash and cash equivalents balance at September 30, 2001 was $5.6 million, compared to $12.3 million at March 31, 2001. For the six months ended September 30, 2001, we provided cash flow from operations of $50.7 million, used $242.4 million of cash for investing activities, provided another $183.9 million of cash in financing activities and had a $1.1 million positive effect of exchange rate change.

    During the six months ended September 30, 2001, $80.0 million was received for compression equipment sold under our asset-backed securitization operating lease facility, $23.3 million was generated from net income, and $57.0 million was received from net borrowings under our revolving credit facility. We used this cash as follows: $91.4 million for capital expenditures, $153.0 million for acquisitions, $17.0 million on working capital changes and $6.4 million to make net principal payments on outstanding indebtedness.

     As of September 30, 2001, our book debt to capitalization ratio was 27%. As of that date, including the synthetic lease our debt to capitalization ratio was 55%.

    On October 23, 2001, we sold an additional $122 million of compression equipment to BRL Universal Equipment 2001 A, L.P. and leased the equipment back under our existing SSN Operating Lease Facility. We used the net proceeds from the sale of the compression equipment to repay all of the outstanding indebtedness under our revolving credit facility with the remaining proceeds used to repay a portion of the obligations under its ABS Operating Lease Facility and for other indebtedness and for general corporate purposes.

     As of November 10, 2001, subject to covenant and other restrictions, we had unused availability of approximately $165.5 million (approximately $40.5 million under our asset-backed securitization facility and $125 million under our revolving credit facility). Subject to certain covenant restrictions, we also have up to an additional $244 million available under our SSN Operating Lease Facility until one year from February 9, 2001. Any additional amounts under this facility would be funded through an additional issuance of notes under the indenture by BRL, the unaffiliated lessor under the facility and a corresponding increase in the BRL term loan and equity investment, which would be used to purchase additional equipment to lease to Universal under the operating lease.

     We have realized approximately $20 million of cost savings on an annualized basis from our Weatherford Global acquisition. The key drivers for the savings were the elimination of overlapping areas of various domestic operations, including fabrication facilities, as well as duplicate selling, general and administrative activities.

     For fiscal 2002, we expect revenues to be approximately $670 to $680 million, with expected EBITDA, as adjusted, of approximately $213 million. These results are expected based on slight quarterly gross margin improvements in both the domestic and international contract compression segments and the parts, sales and service segment, as well as continued revenue growth in all business segments.

     Operating lease and net interest expense for the current fiscal year are expected to be approximately $80 to $81 million, with depreciation of approximately $48 million for the fiscal year.

     Under current market conditions, these projections are expected to result in approximately $1.72 earnings per diluted share for the fiscal year.

     Capital expenditures, excluding acquisitions, are expected to be approximately $190 to $200 million for the year, with international expenditures between $30 and $40 million and approximately $25 million being used for maintenance capital needs.

    We believe that funds generated from our operations, together with our existing cash, the net proceeds to us from our July 2001 stock offering, the net proceeds from our recent sale of additional equipment under the SSN Operating Lease Facility, and the additional capacity available under our revolving credit facility and operating lease facilities will be sufficient to finance our current operations, planned capital expenditures and internal growth for the remainder of fiscal year 2002. If we were to make significant additional acquisitions for cash, we may need to obtain additional debt, equity or operating lease financing.


                           UNIVERSAL COMPRESSION, INC.

Three months ended September 30, 2001 compared to three months ended September 30, 2000

     Revenues. Universal's total revenues for the three months ended September 30, 2001 increased $135.2 million, or 348%, to $174.1 million, compared to $38.9 million for the three months ended September 30, 2000. Universal's contract compression revenues increased by $56.5 million, or 197%, to $85.2 million during the three months ended September 30, 2001 from $28.7 million during the three months ended September 30, 2000. Domestic contract compression revenues increased by $44.5 million, or 182%, to $68.9 million during the three months ended September 30, 2001 from $24.4 million during the three months ended September 30, 2000. Universal's international contract compression revenues increased by $12 million, or 281%, to $16.3 million during the three months ended September 30, 2001 from $4.3 million during the three months ended September 30, 2000. The increase in domestic contract compression revenues primarily resulted from continued expansion of our contract compression fleet as well as through Universal's acquisitions. The increase in international contract compression revenues resulted from expansion of Universal's international contract compression fleet, primarily through the addition of horsepower from Universal's acquisitions, particularly our Weatherford Global acquisition, continued expansion of our existing contract compression fleet and continued high utilization rates.

     Domestic average rented horsepower for the three months ended September 30, 2001 increased by 200% to approximately 1,603,000 horsepower from approximately 535,000 horsepower for the three months ended September 30, 2000. In addition, international average rented horsepower for the three months ended September 30, 2001 increased by 469% to approximately 313,000 horsepower from approximately 55,000 horsepower for the three months ended September 30, 2000, primarily through expansion of our international contract compression fleet and continued high utilization rates. Our average horsepower utilization rate for the three months ended September 30, 2001 was approximately 90.2%, up from 86.2% in the three months ended September 30, 2000. At the end of the quarter, we had approximately 2.1 million available horsepower. These average horsepower and utilization amounts include KCI for 81 days and LCM for 79 days from the date of the acquisitions.

     Universal's revenue from fabrication increased to $56.8 million for the quarter from $8.3 million in the same quarter a year ago, an increase of 583%. The increase in fabrication revenue, consisting mostly of equipment fabrication was due primarily to Universal's acquisitions. Revenues from fabrication vary quarter to quarter due to the time of completion of the equipment being sold. Universal's backlog of fabrication projects at September 2001 was approximately $101 million, compared with a backlog of $26.8 million at the same time a year earlier. From June 30 to September 30, 2001, Universal's backlog increased $54 million, primarily due to the acquisition of KCI.

     Universal's revenues from parts sales and service increased to $32.2 million during the three months ended September 30, 2001 from $1.9 million during the three months ended September 30, 2000, an increase of 1,576%. The increase was due primarily to Universal's acquisitions, which have made the parts sales and service segment a more significant part of Universal's business.

     Gross Margin. Universal's gross margin (defined as total revenue less rental expense, cost of sales (exclusive of depreciation and amortization), gain on asset sales and interest income) for the three months ended September 30, 2001 increased $47.7 million, or 233%, to $68.1 million from $20.4 million for the three months ended September 30, 2000. Universal's contract compression gross margin for the three months ended September 30, 2001 increased $36.6 million, or 195%, to $55.4 million compared to a gross margin of $18.8 million for the three months ended September 30, 2000. Contract compression gross margin increased primarily as the result of Universal's contract compression revenue growth discussed above and operating cost improvements realized by contract compression operations. Universal's fabrication gross margin for the three months ended September 30, 2001 increased $4.6 million, or 344%, to $6.0 million compared to a gross margin of $1.4 million for the three months ended September 30, 2000. Fabrication gross margin increased primarily due to increased sales resulting from Universal's acquisitions, as well as strong customer demand, cost reductions and their resulting gross margin effects.

     Universal's parts sales and service gross margin for the three months ended September 30, 2001 increased $6.2 million or 1,555%, to $6.6 million compared to a gross margin of $401 thousand for the three months ended September 30, 2000. Parts sales and service gross margin increased primarily due to our acquisitions, our continued growth within the industry and operating cost improvements.

     Selling, General and Administrative Expenses. Universal's selling, general and administrative expenses for the three months ended September 30, 2001 increased $12.0 million, or 319% compared to the three months ended September 30, 2000. Selling, general and administrative expenses represented approximately 9% of revenue for the three months ended September 30, 2001 compared to approximately 10% of revenue for the three months ended September 30, 2000. The percentage decrease was primarily due to synergies achieved in Universal's acquisitions. These reductions have been offset partially by increases in certain expenses related to Universal's operating as a publicly traded company.

     EBITDA, As Adjusted. Our EBITDA, as adjusted, for the three months ended September 30, 2001 increased 212% to $52.1 million from $16.7 million for the three months ended September 30, 2000, primarily due to increases in total horsepower, continued expansion of our existing contract compression fleet and parts and services division, improved utilization of the compression contract compression fleet, gross margin contribution from fabrication, operating cost improvements realized by contract compression operations, and decreased selling, general and administrative expenses as a percentage of revenues, as discussed above. EBITDA, as adjusted, is defined as net income plus income taxes, interest expense, leasing expense, management fees, depreciation and amortization, excluding non-recurring items and extraordinary gains or losses. EBITDA, as adjusted, is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as an indicator of Universal's operating performance or to net cash provided by operating activities as a measure of its liquidity. Additionally, the EBITDA, as adjusted, computation used herein may not be comparable to other similarly titled measures of other companies. EBITDA, as adjusted, represents a measure upon which management assesses financial performance, and certain covenants in Universal's borrowing arrangements will be tied to similar measures. We believe that EBITDA, as adjusted, is a standard measure of financial performance used for valuing companies in the compression industry. EBITDA, as adjusted, is a useful yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the majority of which are long-lived assets in the compression industry), or what their tax attributes may be.

     Depreciation and Amortization. Depreciation and amortization increased by $5.0 million to $11.7 million during the three months ended September 30, 2001, compared to $6.7 million during the three months ended September 30, 2000. The increase resulted primarily from the expansion of Universal's contract compression fleet, offset partially by the compressor equipment sold and leased back under Universal's operating lease facility. Included in depreciation and amortization for the three months ended September 30, 2000 is $0.7 million of amortization expense. As of April 1, 2001, the Company adopted SFAS 142, which among other things, eliminated amortization of goodwill.

     Operating Lease. Operating lease expense increased by $11.0 million to $13.0 million during the three months ended September 30, 2001 from $2 million during the three months ended September 30, 2000. The increase is due to the expense associated with an increased balances on the operating lease facilities entered into concurrently with the Weatherford Global merger. The outstanding balance under the operating lease facilities at September 30, 2001 was $607.5 million, consisting of $427.0 million under our SSN Operating Lease Facility and $180.5 million under our asset-backed securitization operating lease facility.

     Interest Expense. Interest expense increased $1.4 million to $6.6 million for the three months ended September 30, 2001 from $5.2 million for the three months ended September 30, 2000 primarily due to the increased accretion of our 9 7/8% senior discount notes and the assumption and interest on the outstanding balance of Universal's revolving credit facility.

     Net Income. We had net income of $12.8 million for the three months ended September 30, 2001 compared to a net income of $1.8 million for the three months ended September 30, 2000. The change was primarily due to an increase in Universal's gross margins and an increase in Universal's contracted horsepower related to the continued expansion of Universal's fleet, offset partially by increased depreciation, increased leasing expense resulting from Universal's operating lease facilities, increased selling, general and administrative expense resulting from Universal's increased headcount due to growth and increased income tax expense resulting from Universal's positive operating income.

Six months ended September 30, 2001 compared to six months ended September 30, 2000

     Revenues. Universal's total revenues for the six months ended September 30, 2001 increased $241.3 million, or 329%, to $314.7 million, compared to $73.4 million for the six months ended September 30, 2000. Universal's contract compression revenues increased by $106.1 million, or 193%, to $161.1 million during the six months ended September 30, 2001 from $55.0 million during the six months ended September 30, 2000. Domestic contract compression revenues increased by $84.2 million, or 181%, to $130.8 million during the six months ended September 30, 2001 from $46.6 million during the six months ended September 30, 2000. Universal's international contract compression revenues increased by $21.9 million, or 262%, to $30.3 million during the six months ended September 30, 2001 from $8.4 million during the six months ended September 30, 2000. The increase in domestic contract compression revenues primarily resulted from continued expansion of our contract compression fleet as well as through Universal's acquisitions. The increase in international contract compression revenues resulted from expansion of Universal's international contract compression fleet, primarily through the addition of horsepower from Universal's acquisitions, particularly our Weatherford Global acquisition, continued expansion of our contract compression fleet and continued high utilization rates.


Domestic average rented horsepower for the six months ended September 30, 2001 increased by 197% to approximately 1,529,000 horsepower from approximately 514,000 horsepower for the six months ended September 30, 2000. In addition, international average rented horsepower for the six months ended September 30, 2001 increased 435% to approximately 289,000 horsepower from approximately 54,000 horsepower for the six months ended September 30, 2000, primarily through expansion of our international contract compression fleet and continued high utilization rates. Our average horsepower utilization rate for the six months ended September 30, 2001 was approximately 88.7%, up from approximately 85.3% in the six months ended September 30, 2000. At the end of the quarter, we had approximately 2.0 million available horsepower. These average horsepower and utilization amounts include KCI for 81 days and LCM for 79 days from the date of the acquisitions.

    Universal's revenue from fabrication increased to $89.0 million for the six-month period from $15.9 million for the comparable period last year, an increase of 457%. The increase in fabrication revenue, consisting mostly of equipment fabrication was due primarily to Universal's acquisitions. Revenues from fabrication vary quarter to quarter due to the time of completion of the equipment being sold. Universal's backlog of fabrication projects at September 30, 2001 was approximately $101 million, compared with a backlog of $26.8 million at the same time a year earlier. From June 30 to September 30, 2001, Universal's backlog increased $54 million, primarily due to the acquisition of KCI.

    Universal's revenues from parts sales and service increased to $64.5 million during the six months ended September 30, 2001 from $2.4 million during the six months ended September 30, 2000, an increase of 2,563%. The increase was due primarily to Universal's acquisitions, which have made the parts sales and service segment a more significant part of Universal's business.

    Gross Margin. Universal's gross margin (defined as total revenue less rental expense, cost of sales (exclusive of depreciation and amortization), gain on asset sales and interest income) for the six months ended September 30, 2001 increased $88.2 million, or 223%, to $127.7 million from $39.5 million for the six months ended September 30, 2000. Universal's contract compression gross margin for the six months ended September 30, 2001 increased $67.7 million, or 188%, to $103.8 million compared to a gross margin of $36.1million for the six months ended September 30, 2000. Contract compression gross margin increased primarily as the result of Universal's contract compression revenue growth discussed above and operating cost improvements realized by contract compression operations. Universal's fabrication gross margin for the six months ended September 30, 2001 increased $7.4 million, or 255%, to $10.2 million compared to a gross margin of $2.8 million for the six months ended September 30, 2000. Fabrication gross margin increased primarily due to increased sales resulting from Universal's acquisitions, as well as strong customer demand, cost reductions and their resulting gross margin effects.

    Universal's parts sales and service gross margin for the six months ended September 30, 2001 increased $13 million or 2,688%, to $13.6 million compared to a gross margin of $484 thousand for the six months ended September 30, 2000. Parts sales and service gross margin increased primarily due to our acquisitions, our continued growth within the industry and operating cost improvements.

    Selling, General and Administrative Expenses. Universal's selling, general and administrative expenses for the six months ended September 30, 2001 increased $21.3 million, or 294% compared to the six months ended September 30, 2000. Selling, general and administrative expenses represented approximately 9% of revenue for the six months ended September 30, 2001 compared to approximately 10% of revenue for the six months ended September 30, 2000. The percentage decrease was primarily due to the elimination of management fees in connection with Universal's initial public offering in May 2000 in addition to synergies achieved in Universal's acquisitions. These reductions have been offset partially by increases in certain expenses related to Universal's operating as a publicly traded company.

    EBITDA, As Adjusted. Our EBITDA, as adjusted, for the six months ended September 30, 2001 increased 205% to $98.9 million from $32.4 million for the six months ended September 30, 2000, primarily due to increases in horsepower from acquisitions, continued expansion of our contract compression fleet and parts and services division, utilization of the compression contract compression fleet, gross margin contribution from fabrication, operating cost improvements realized by contract compression operations, and decreased selling, general and administrative expenses as a percentage of revenue, as discussed above. EBITDA, as adjusted, is defined as net income plus income taxes, interest expense, leasing expense, management fees, depreciation and amortization, excluding non-recurring items and extraordinary gains or losses. EBITDA, as adjusted, is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as an indicator of Universal's operating performance or to net cash provided by operating activities as a measure of its liquidity. Additionally, the EBITDA, as adjusted, computation used herein may not be comparable to other similarly titled measures of other companies. EBITDA, as adjusted, represents a measure upon which management assesses financial performance, and certain covenants in Universal's borrowing arrangements will be tied to similar measures. We believe that EBITDA, as adjusted, is a standard measure of financial performance used for valuing companies in the compression industry. EBITDA, as adjusted, is a useful yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the majority of which are long-lived assets in the compression industry), or what their tax attributes may be.

    Non-recurring Charges. During the six months ended September 30, 2000, we incurred non-recurring charges of $7.1 million related to the early termination of a management agreement and a consulting agreement and other related fees in connection with Holdings' initial public offering and concurrent financing transactions.

    Depreciation and Amortization. Depreciation and amortization increased by $8.9 million to $23.1 million during the six months ended September 30, 2001, compared to $14.2 million during the six months ended September 30, 2000. The increase resulted primarily from the expansion of Universal's contract compression fleet, offset partially by the compressor equipment sold and leased back under Universal's operating lease facility. Included in depreciation and amortization for the six months ended September 30, 2000 is $1.3 million of amortization expense. As of April 1, 2001, the Company adopted SFAS 14, which among other things, eliminated amortization of goodwill.

    Operating Lease. Operating lease expense increased by $22.9 million to $25.6 million during the six months ended September 30, 2001 from $2.7 million during the six months ended September 30, 2000. The increase is due to the expense associated with an increased balances on the operating lease facilities entered into concurrently with the Weatherford Global merger. The outstanding balance under the operating lease facilities at September 30, 2001 was $607.5 million, consisting of $427.0 million under our SSN Operating Lease Facility and $180.5 million under our asset-backed securitization operating lease facility.

    Interest Expense. Interest expense decreased $522 thousand to $12.1 million for the six months ended September 30, 2001 from $12.6 million for the six months ended September 30, 2000, primarily as a result of the reduction of debt resulting from Universal's initial public offering and financing restructurings. The decrease in interest expense was offset partially by increased accretion of Universal's 9 7/8% senior discount notes and interest on the outstanding balance of Universal's revolving credit facility.

    Extraordinary Loss. During the six months ended September 30, 2000, we incurred extraordinary losses of $5.4 million ($3.4 million net of income tax) related to debt restructurings that occurred concurrently with Holdings' initial public offering.

    Net Income (Loss). We had net income of $23.3 million for the six months ended September 30, 2001 compared to a net loss of $5.9 million for the six months ended September 30, 2000. The change was primarily related to extraordinary and non-recurring charges incurred during the six months ended September 30, 2000, as well as an increase in Universal's gross margins and decrease in interest expense, offset partially by increased depreciation and amortization related to the continued expansion of Universal's fleet, leasing expense resulting from Universal's operating lease facilities, selling, general and administrative expense resulting from Universal's increased headcount due to growth and income tax expense resulting from Universal's positive operating income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to some market risk due to the floating or variable interest rates under our financing arrangements. A portion of the interest and lease payments under our financing arrangements are based on a floating rate (a base rate or LIBOR, at our option, in the case of our revolving credit facility, and LIBOR, in the case of our operating lease facilities) plus a variable amount based on our operating results. The one-month LIBOR rate at September 30, 2001 was 2.637%. A 1.0% increase in interest rates would result in a $1.3 million annual increase in our interest and operating lease expense. As of September 30, 2001, approximately $134 million of our indebtedness and other obligations outstanding bear interest at floating rates.

     In order to minimize any significant foreign currency credit risk, we generally contractually require that payment by our customers be made in U.S. dollars. If payment is not made in U.S. dollars, we generally utilize the exchange rate into U.S. dollars on the payment date or balance payments in local currency against local expenses.



                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On July 11, 2001, we issued 694,927 shares of our common stock to MCNIC Compression GP, Inc., MCNIC Compression LP, Inc. and the former stockholders of KCI, Inc., in connection with our acquisition of all of the outstanding ownership interests of KCI Compression Company, L.P. The shares were issued in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

     Pursuant to the terms of the registration rights agreements entered into in connection with the acquisition, we have an effective shelf registration statement on Form S-3 that registers the resale from time to time of these shares. Under the registration rights agreements, the selling shareholders may sell up to an aggregate of 347,464 shares in one or more offerings at any time, and may sell the remaining 347,463 shares any time after January 7, 2002. We will not receive any of the proceeds from the sale of any of these shares.

     We also entered into an escrow agreement in connection with the KCI acquisition pursuant to which 118,833 of the shares are being held in escrow to indemnify us against certain losses we may incur under the purchase agreement. The shares held in escrow may not be sold unless and until they are released to the selling shareholders in accordance with the terms of the escrow agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 16, 2001 we held our Annual Meeting of Shareholders. The matters voted upon at the meeting and the results of those votes were as follows:

     1. Re-election of three Class A members of the Board of Directors for a term expiring at our 2004 Annual meeting of Shareholders:


                          Votes           Votes
                           For          Withheld
                         ------         --------
Thomas C. Case          24,941,007      168,769
Uriel E. Dutton         24,947,207      168,569
C. Kent May             24,940,927      168,849


     2. Adoption of the new Employee Stock Purchase Plan, which permits eligible employees to purchase shares of our common stock at a 15% discount and without brokerage fees, subject to various limitations:

        For             Against        Abstain        Broker non-vote
        ---             -------        -------        ---------------
    24,875,319          231,509         2,954                0


     3. Approval of new Restricted Stock Plan for Executive Officers, which permits the granting of shares of our common stock to our officers and key employees, which grants vest over time:


        For             Against        Abstain        Broker non-vote
        ---             -------        -------        ---------------
    23,479,839         1,628,540        1,897                0

     4. Approval of the new Directors' Stock Plan, which allows our non-employee directors that are entitled to receive director fees to elect to receive those fees in shares of our common stock rather than cash:

        For             Against        Abstain        Broker non-vote
        ---             -------        -------        ---------------
    23,858,385         1,247,544        3,847                0

     5. Ratification of the appointment of Deloitte & Touche LLP to serve as the Company's Independent Auditors for Fiscal 2002:

        For             Against        Abstain        Broker non-vote
        ---             -------        -------        ---------------
    25,101,894           7,148           734                 0

ITEM 5. OTHER INFORMATION

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

The following documents have been included as Exhibits to this report:

EXHIBIT        DESCRIPTION
-------        -----------
4.1            First Supplemental Indenture dated as of September 11, 2001, among BRL Universal Equipment 2001 A, L.P. and BRL Universal
               Equipment Corp., as Issuers, and The Bank of New York, as Trustee
               (incorporated by reference to Exhibit 4.1 of Universal
               Compression Holdings, Inc.'s Current Report on Form 8-K dated
               October 24, 2001).

4.2 Registration Rights Agreement dated as of October 23, 2001, among BRL Universal Equipment 2001 A, L.P., and BRL Universal Equipment Corp., as Issuer, Universal Compression Holdings, Inc. and Universal Compression, Inc., Deutsche Banc Alex. Brown Inc., First Union Securities, Inc., Banc One Capital Markets, Inc. and Scotia Capital (USA), Inc. as Initial Purchasers (incorporated by reference to Exhibit 4.2 of Universal Compression Holdings, Inc.'s Current Report on Form 8-K dated October 24, 2001).

10.1 First Amendment to Equipment Lease Agreement dated as of October 15, 2001 between BRL Universal Equipment 2001 A, L.P., as Lessor, and Universal Compression, Inc., as Lessee (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.'s Current Report on Form 8-K dated October 24, 2001).

10.2 First Amended and Restated Participation Agreement, dated as of October 15, 2001, among Universal Compression, Inc., as Lessee, Universal Compression Holdings, Inc., as Guarantor, BRL Universal Compression Equipment 2001 A, L.P., as Lessor, the financial institutions listed on the signature pages as Tranche B Lenders, The Bank of New York, not in its individual capacity but as Indenture Trustee, Paying Agent, Transfer Agent and Registrar for the Tranche A Noteholders, BRL Universal Equipment Management, Inc., as Lessor General Partner, Bankers Trust Company, as Administrative Agent and Collateral Agent for the Tranche B Lenders and Indenture Trustee on behalf of the Tranche A Noteholders, Deutsche Banc Alex. Brown Inc., as Arranger, The Bank of Nova Scotia, as Syndicate Agent for Tranche B Lenders, Bank One, N.A., as Documentation Agent for Tranche B Lenders, and First Union National Bank, as Managing Agent (incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.'s Current Report on Form 8-K dated October 24, 2001).

10.3 Participation Agreement Supplement No. 1, dated as of October 23, 2001, among Universal Compression, Inc., as Lessee, Universal Compression Holdings, Inc., as Guarantor, BRL Universal Equipment 2001 A, L.P., as Lessor, The Bank of New York, not in its individual capacity but as Indenture Trustee for the Tranche A Noteholders (incorporated by reference to Exhibit 10.3 of Universal Compression Holdings, Inc.'s Current Report on Form 8-K dated October 24, 2001).

10.4 First Amendment to Tranche B Loan Agreement, dated as of October 15, 2001, among BRL Universal Equipment 2001 A, L.P., Bankers Trust Company, as Administrative Agent for Tranche B Lenders and as Collateral Agent (incorporated by reference to Exhibit 10.4 of Universal Compression Holdings, Inc.'s Current Report on Form 8-K dated October 24, 2001).

10.5 Universal Compression Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 (File No. 333-67784) dated August 17, 2001).

10.6 Universal Compression Holdings, Inc. Restricted Stock Plan for Executive Officers (incorporated by reference to Exhibit 4.2 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 (File No. 333-67784) dated August 17, 2001).

10.7 Universal Compression Holdings, Inc. Directors' Stock Plan (incorporated by reference to Exhibit 4.3 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 (File No. 333-67784) dated August 17, 2001).

10.8* Universal Compression Holdings, Inc. Form of Restricted Stock Agreement with respect to the Restricted Stock Plan for Executive Officers.

10.9 Universal Compression, Inc. 401(k) Retirement and Savings Plan (incorporated by reference to Exhibit 4.1 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 (File No. 333-69504) dated September 17, 2001).

----------
    *      Filed herewith


(b) Reports on Form 8-K.

The Company and Universal filed one current report on Form 8-K during the second quarter of fiscal 2002:

     - The Company and Universal filed a Current Report on Form 8-K on July 23, 2001 to report under Item 5 among other things, (i) the completion of the Offering, (ii) the right of holders of Universal's 9 7/8% senior discount notes to require Universal to repurchase those notes as a result of Castle Harlan's reduced ownership of the Company's common stock following the Offering, (iii) completion of the acquisition of KCI and (iv) completion of the acquisition of LCM and to file under Item 7 certain exhibits relating to the foregoing.

In addition, the Company and Universal filed the following Current Reports on Form 8-K subsequent to September 30, 2001:

     - On October 9, 2001, the Company and Universal filed a Current Report on Form 8-K reporting under Item 5 the retirement of Jack B. Hilburn, Senior Vice President, and reporting under Item 9 the Company's participation in Deutsche Bank Alex. Brown's 2001 Global High Yield Conference and the reaffirmation of certain earnings guidance at such conference.

     - On October 24, 2001, the Company and Universal filed a Current Report on Form 8-K reporting under Item 5 the sale of $122 million of equipment under its SSN Operating Lease Facility and filing under Item 7 certain exhibits relating thereto.

     - On October 29, 2001, the Company and Universal filed a Current Report on Form 8-K reporting under Item 5 the issuance of a press release announcing earnings for its second fiscal quarter and reporting under
          Item 9 certain matters discussed on a conference call broadcast to investors over the Internet with respect to the results of the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

                                         UNIVERSAL COMPRESSION HOLDINGS, INC.

Date: November 14, 2001                  By: /s/ RICHARD W. FITZGERALD
                                             -------------------------
                                                  Richard W. FitzGerald,
                                                  Senior Vice President and
                                                  Chief Financial Officer

                                         UNIVERSAL COMPRESSION, INC.

                                         By: /s/ RICHARD W. FITZGERALD
                                             -------------------------
                                                  Richard W. FitzGerald,
                                                  Senior Vice President and
                                                  Chief Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT        DESCRIPTION
-------        -----------
4.1            First Supplemental Indenture dated as of September 11, 2001, among BRL Universal Equipment 2001 A, L.P. and BRL Universal
               Equipment Corp., as Issuers, and The Bank of New York, as Trustee
               (incorporated by reference to Exhibit 4.1 of Universal
               Compression Holdings, Inc.'s Current Report on Form 8-K dated
               October 24, 2001).

4.2            Registration Rights Agreement dated as of October 23, 2001, among
               BRL Universal Equipment 2001 A, L.P., and BRL Universal Equipment
               Corp., as Issuer, Universal Compression Holdings, Inc. and
               Universal Compression, Inc., Deutsche Banc Alex. Brown Inc.,
               First Union Securities, Inc., Banc One Capital Markets, Inc. and
               Scotia Capital (USA), Inc. as Initial Purchasers (incorporated by reference to Exhibit 4.2 of Universal Compression Holdings,
               Inc.'s Current Report on Form 8-K dated October 24, 2001).

10.1           First Amendment to Equipment Lease Agreement dated as of October
               15, 2001 between BRL Universal Equipment 2001 A, L.P., as Lessor, and Universal Compression, Inc., as Lessee (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings,
               Inc.'s Current Report on Form 8-K dated October 24, 2001).

10.2           First Amended and Restated Participation Agreement, dated as of
               October 15, 2001, among Universal Compression, Inc., as Lessee,
               Universal Compression Holdings, Inc., as Guarantor, BRL Universal
               Compression Equipment 2001 A, L.P., as Lessor, the financial institutions listed on the signature pages as Tranche B Lenders, The Bank of New York, not in its individual capacity but as Indenture Trustee, Paying Agent, Transfer Agent and Registrar for the Tranche A Noteholders, BRL Universal Equipment Management,
               Inc., as Lessor General Partner, Bankers Trust Company, as
               Administrative Agent and Collateral Agent for the Tranche B
               Lenders and Indenture Trustee on behalf of the Tranche A
               Noteholders, Deutsche Banc Alex. Brown Inc., as Arranger, The
               Bank of Nova Scotia, as Syndicate Agent for Tranche B Lenders,
               Bank One, N.A., as Documentation Agent for Tranche B Lenders, and
               First Union National Bank, as Managing Agent (incorporated by reference to Exhibit 10.2 of Universal Compression Holdings,
               Inc.'s Current Report on Form 8-K dated October 24, 2001).

10.3           Participation Agreement Supplement No. 1, dated as of October 23,
               2001, among Universal Compression, Inc., as Lessee, Universal
               Compression Holdings, Inc., as Guarantor, BRL Universal Equipment
               2001 A, L.P., as Lessor, The Bank of New York, not in its individual capacity but as Indenture Trustee for the Tranche A
               Noteholders (incorporated by reference to Exhibit 10.3 of Universal Compression Holdings, Inc.'s Current Report on Form 8-K dated October 24, 2001).

10.4           First Amendment to Tranche B Loan Agreement, dated as of October
               15, 2001, among BRL Universal Equipment 2001 A, L.P., Bankers
               Trust Company, as Administrative Agent for Tranche B Lenders and as Collateral Agent (incorporated by reference to Exhibit 10.4 of Universal Compression Holdings, Inc.'s Current Report on Form 8-K dated October 24, 2001).

10.5           Universal Compression Holdings, Inc. Employee Stock Purchase Plan
               (incorporated by reference to Exhibit 4.1 of Universal
               Compression Holdings, Inc.'s Registration Statement on Form S-8
               (File No. 333-67784) dated August 17, 2001).

10.6           Universal Compression Holdings, Inc. Restricted Stock Plan for
               Executive Officers (incorporated by reference to Exhibit 4.2 of
               Universal Compression Holdings, Inc.'s Registration Statement on
               Form S-8 (File No. 333-67784) dated August 17, 2001).

10.7           Universal Compression Holdings, Inc. Directors' Stock Plan
               (incorporated by reference to Exhibit 4.3 of Universal
               Compression Holdings, Inc.'s Registration Statement on Form S-8
               (File No. 333-67784) dated August 17, 2001).

10.8*          Universal Compression Holdings, Inc. Form of Restricted Stock
               Agreement with respect to the Restricted Stock Plan for Executive
               Officers.

10.9           Universal Compression, Inc. 401(k) Retirement and Savings Plan
               (incorporated by reference to Exhibit 4.1 of Universal
               Compression Holdings, Inc.'s Registration Statement on Form S-8
               (File No. 333-69504) dated September 17, 2001).

----------
    *      Filed herewith