Form 10-Q
period 2001-12-31
UNIVERSAL COMPRESSION HOLDINGS INC; UNIVERSAL COMPRESSION INC
filed 2002-02-14
CIK 1057234, 1057233

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the Quarterly Period Ended December 31, 2001

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

As of January 31, 2001, there were 30,588,323 shares of Universal Compression Holdings, Inc.'s common stock, $0.01 par value, outstanding and 4,910 shares of Universal Compression, Inc.'s common stock, $10.00 par value, outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      UNIVERSAL COMPRESSION HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                      DECEMBER 31, 2001    MARCH 31, 2001
                                                      -----------------    --------------
ASSETS
Current Assets:
    Cash                                                 $   18,968          $   12,279
    Accounts receivable, net                                103,268              87,088
    Inventories, net                                        129,099             120,939
    Other current assets                                     31,712              24,212
                                                         ----------          ----------
          Total current assets                              283,047             244,518

Property, plant and equipment:
   Contract compression equipment                           659,645             592,449
   Other                                                     79,398              52,810
   Accumulated depreciation                                 (90,984)            (55,634)
                                                         ----------          ----------
          Net property, plant and equipment                 648,059             589,625

Goodwill                                                    389,436             294,358
Other assets, net                                            50,781              47,755
                                                         ----------          ----------
          Total assets                                   $1,371,323          $1,176,256
                                                         ==========          ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable and accrued liabilities            $  174,139          $  143,303
     Current  portion of  long-term  debt and
        capital lease obligations                             3,724               3,452
                                                         ----------          ----------
           Total current liabilities                        177,863             146,755

 Long-term debt                                             213,841             204,875
 Non-current deferred tax liability                         107,006              90,126
 Deferred gain                                              121,635              75,146
 Capital lease obligations                                    4,360               6,086
 Other liabilities                                              906                 694
                                                         ----------          ----------
           Total liabilities                                625,611             523,682

 Common stock                                                   306                 285
 Treasury stock                                                (934)               (134)
 Paid in capital                                            723,296             663,882
 Currency translation adjustment                                868                 845
 Deferred compensation                                       (2,609)                 --
 Retained earnings/(deficit)                                 24,785             (12,304)
                                                         ----------          ----------
           Total stockholders' equity                       745,712             652,574
                                                         ----------          ----------

           Total liabilities and stockholders' equity    $1,371,323          $1,176,256
                                                         ==========          ==========

     See accompanying notes to unaudited consolidated financial statements.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                            DECEMBER 31,                 DECEMBER 31,
                                                                  ------------------------------- ----------------------------
                                                                        2001             2000          2001           2000
                                                                  ---------------  -------------- --------------  ------------
 Revenues:
     Contract compression                                               $85,942        $ 36,172     $ 247,082         $ 91,127
     Sales                                                               91,437          23,800       244,966           42,201
                                                                        -------        --------     ---------         --------
          Total revenues                                                177,379          59,972       492,048          133,328

 Costs and expenses:
     Contract compression, exclusive of depreciation and                 29,567          12,259        86,881           31,132
       amortization
     Cost of sales, exclusive of depreciation and                        76,557          21,332       206,262           36,360
       amortization
     Depreciation and amortization                                       12,233           7,726        35,325           21,903
     Selling, general and administrative                                 16,134           4,747        44,623           11,970
     Operating leases                                                    14,788           3,539        40,354            6,223
     Interest expense                                                     5,357           5,372        17,462           18,597
     Other (income) / expense                                               194             (42)          430             (299)
     Non-recurring charges                                                   --              --            --            7,059
                                                                        -------        --------     ---------         --------
          Total costs and expenses                                      154,830          54,933       431,337          133,245
                                                                        -------        --------     ---------         --------

 Income before income taxes and extraordinary items                      22,549           5,039        60,711              382
 Income taxes                                                             8,798           1,909        23,622              163

     Income before extraordinary items                                  $13,751        $  3,130     $  37,089         $    219
                                                                        -------        --------     ---------         --------
     Extraordinary loss, net of $3,759
          income tax benefit                                                 --              --            --           (6,264)
                                                                        -------        --------     ---------         --------
     Net income (loss)                                                  $13,751        $  3,130     $  37,089         $ (6,045)
                                                                        =======        ========     =========         ========

Weighted average common and common equivalent shares outstanding:
        Basic                                                            30,567          14,666        29,819           12,342
                                                                        -------        --------     ---------         --------
        Diluted                                                          30,844          15,052        30,087           12,714
                                                                        -------        --------     ---------         --------
 Earnings per share - basic:
        Income before extraordinary items                               $  0.45        $   0.21     $    1.24         $   0.02
        Extraordinary loss                                                   --              --            --           ($0.51)
                                                                        -------        --------     ---------         --------
        Net income (loss)                                               $  0.45        $   0.21         $1.24          ($0.49)
                                                                        -------        --------        ------         --------
  Earnings per share - diluted:
        Income before extraordinary items                               $  0.45        $   0.21     $    1.23            $0.02
        Extraordinary loss                                                   --              --            --           ($0.49)
                                                                        -------        --------     ---------         --------
        Net income (loss)                                               $  0.45        $   0.21     $    1.23           ($0.47)
                                                                        -------        --------     ---------         --------

     See accompanying notes to unaudited consolidated financial statements.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                DECEMBER 31,
                                                          -------------------------
                                                            2001             2000
                                                          --------         --------
Cash flows from operating activities:
  Net income (loss)                                        $37,089          ($6,045)
  Adjustments to reconcile net income (loss) to cash
    provided by operating activities, net of effect
    of acquisitions:
       Depreciation and amortization                        35,325           21,903
       Gain on asset sales                                    (375)            (102)
       Amortization of debt issuance costs                   2,018            1,136
       Accretion of discount notes                          14,881           14,362
       Deferred income taxes                                17,384           (1,125)
       Accounts receivable                                  10,641          (21,902)
       Inventories                                          23,196          (11,796)
       Accounts payable and accrued expenses               (42,935)          13,630
       Other                                                (4,410)           3,684
                                                           -------          -------
            Net cash provided by operating activities       92,814           13,745

Cash flows from investing activities:
       Additions to property, plant and equipment, net    (139,367)         (47,425)
       Sale-leaseback of vehicles                               --           (1,276)
       Acquisitions                                       (175,170)        (114,667)
       Proceeds from sale of fixed assets                    2,404          154,611
                                                          --------         --------
            Net cash used in investing activities         (312,133)          (8,757)

Cash flows from financing activities:
       Principal repayments of long-term debt               (5,952)        (107,368)
       Repayments under revolving line of credit                --          (72,000)
       Net repayments on sale-leaseback of vehicles         (1,825)            (442)
       Net borrowings (repayments) on financing            181,000          (10,580)
          leases
       Common stock issuance                                56,580          196,773
       Debt issuance costs                                  (3,818)          (5,320)
       Treasury stock                                           --              (12)
                                                          --------         --------
            Net cash provided by financing activities      225,985            1,051

Effect of exchange rate                                         23               --

Net increase in cash and cash equivalents                    6,689            6,039
Cash and cash equivalents at beginning of period            12,279            1,403
                                                          --------         --------
Cash and cash equivalents at end of period                $ 18,968         $  7,442
                                                          ========         ========

     See accompanying notes to unaudited consolidated financial statements.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

    On February 9, 2001, the Company completed its acquisition of Weatherford Global Compression Services, L.P. and certain related entities ("Weatherford Global"), a supplier of natural gas compression equipment and services and a division of Weatherford International, Inc. ("Weatherford"). Under the terms of the agreement, a subsidiary of Weatherford was merged into Universal in exchange for 13,750,000 shares of the Company's common stock. Pursuant to a voting agreement entered into concurrently with the Weatherford Global acquisition, Weatherford agreed to limit its voting power to 33 1/3% of the Company's outstanding common stock, subject to certain limitations. The voting agreement terminated in December 2001 following the reduction of Castle Harlan Partner III, L.P.'s and its affiliates' ownership of the Company's outstanding common stock to below 5%.

    On July 3, 2001, the Company completed a public offering (the "Offering") of 1,333,333 shares of its common stock, together with 2,666,667 shares of the Company's common stock sold by certain selling stockholders, including Castle Harlan Partners III, L.P. ("Castle Harlan") and its affiliates. The shares were sold in the Offering at a price of $28.50 per share, and the Offering provided the Company with net proceeds (after deducting underwriting discounts and commissions) of approximately $36.1 million. The Company used the proceeds to fund the cash portion of the purchase price in its acquisition of KCI, Inc., to repay a portion of KCI's indebtedness concurrently with the acquisition, as described below, and to partially fund the purchase price in its acquisition of Louisiana Compressor Maintenance, Inc., as described below.

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

    These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Company's Annual Report on Form 10-K for the year ended March 31, 2001. That report contains a more comprehensive summary of the Company's major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three-month period and nine-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002.

EARNINGS PER SHARE

    Basic and diluted net income (loss) per share are calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share."

The following table sets forth the computation of basic and diluted net income
(loss) per share (in thousands, except share and per share amounts):

                                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                                          DECEMBER 31,               DECEMBER 31,
                                                  --------------------------- ------------------------
                                                     2001          2000         2001          2000
                                                  --------------------------- ------------------------
BASIC EARNINGS PER SHARE
Income before extraordinary items                   $13,751        $3,130      $37,089      $   219
Extraordinary loss, net of income tax                    --            --           --       (6,264)
                                                    -------        ------      -------      -------
Net income (loss)                                   $13,751        $3,130      $37,089      ($6,045)
Weighted average common stock outstanding            30,567        14,666       29,819       12,342
Basic net income (loss) per share:
  Before extraordinary loss                         $  0.45        $ 0.21      $  1.24      $  0.02
                                                    -------        ------      -------      -------
  Extraordinary loss, net of income tax                  --            --           --       ($0.51)
                                                    -------        ------      -------      -------
Basic net income (loss) per share                   $  0.45        $ 0.21      $  1.24       ($0.49)
                                                    =======        ======      =======      =======

DILUTED EARNINGS PER SHARE
Income before extraordinary items                   $13,751        $3,130      $23,338         $219
Extraordinary loss, net of income tax                    --            --           --       (6,264)
                                                    -------        ------      -------      -------
Net income (loss)                                   $13,751        $3,130      $37,089      ($6,045)
                                                    -------        ------      -------      -------
Weighted average common stock outstanding            30,567        14,666       29,819       12,342
Dilutive effect of stock options outstanding            277           386          268          372
                                                    -------        ------      -------      -------
Weighted average diluted common stock outstanding    30,844        15,052       30,087       12,714
                                                    =======        ======      =======      =======
Diluted income (loss) per share:
  Before extraordinary loss                         $  0.45        $ 0.21      $  1.23      $  0.02
                                                    -------        ------      -------      -------

  Extraordinary loss, net of income tax                  --            --           --       ($0.49)
                                                    -------        ------      -------      -------
Diluted net income (loss) per share                 $ 0.45         $ 0.21      $  1.23       ($0.47)
                                                    ======         ======      =======      =======

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

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations," effective for all business combinations initiated after June 30, 2001 and SFAS No. 142, "Goodwill and Other Intangible Assets." The Company elected to adopt SFAS 142 effective April 1, 2001 as the first interim period financial statements had not previously been issued. SFAS 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. It also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Had SFAS 142 been effective April 1, 2000, the Company would have adopted it in the first quarter of fiscal 2001 and income before taxes and net income during the three months ended December 31, 2000 would have been $6.0 million and $3.7 million, respectively, as a result of the elimination of $0.9 million of amortization expense related to goodwill and the resultant tax expense. In addition, income before taxes and extraordinary items and net loss during the nine months ended December 31, 2000 would have been $2.7 million and $4.7 million, respectively, as a result of the elimination of $2.3 million of amortization expense related to goodwill, together with an increase in the recorded income tax expense of $1.1 million.

    In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principle Board Opinion No. 30, while retaining many of the requirements of these two statements. Under SFAS 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. SFAS 144 is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in additional future dispositions being reported as discontinued operations than is currently permitted. The Company will adopt SFAS 144 on April 1, 2002.

3. ACQUISITIONS

    On April 23, 2001, the Company acquired the international operations of CSII based in Midland, Texas for approximately $30 million in cash. The acquisition resulted in the recording of $13 million of goodwill, which is not subject to amortization.

    On July 11, 2001, the Company acquired KCI, a Tulsa, Oklahoma based fabricator of large horsepower compressors for approximately $26.3 million in cash and 694,927 shares of the Company's common stock. In addition, the Company incurred costs and assumed other liabilities related to the transaction of approximately $6 million. Concurrently with the acquisition, the Company repaid substantially all of KCI's approximately $51 million of indebtedness. In order to fund the acquisition, the Company used approximately $50 million of the availability under its revolving credit facility and $27.3 million of the funds received from the Offering in July 2001. The acquisition resulted in the recording of $40.2 million of goodwill, which is not subject to amortization.

    On July 13, 2001, the Company acquired LCM, a Houma, Louisiana based supplier of maintenance, repair, overhaul and upgrade services to the natural gas pipeline and related markets for approximately $26.3 million in cash. In order to fund the acquisition, the Company used approximately $25 million of the availability under its revolving credit facility and $1.3 million of the funds received from the Offering . The acquisition resulted in the recording of $17.4 million of goodwill, which is not subject to amortization.

    On October 3, 2001, the Company acquired TCSI, located in Belle Chase, Louisiana. TCSI provides compression parts and services to the natural gas producing industry as well as to the refinery and petrochemical industries. Under the terms of the purchase agreement, the Company acquired TCSI for approximately $22.5 million in cash. In order to fund the acquisition, the Company used approximately $19 million under its ABS Operating Lease Facility and approximately $3.5 million under its revolving credit facility. The acquisition resulted in the recording of $20.6 million of goodwill, which is not subject to amortization.

    On September 15, 2000, the Company completed the merger of GCSI, a supplier of natural gas compression equipment and services with fabrication and overhaul facilities in Michigan and Texas. In connection with the merger, the Company entered into an escrow agreement with the selling shareholders of GCSI pursuant to which certain of the shares issued to the shareholders are being held in escrow to indemnify the Company against certain losses it may incur. On October 17, 2001, 28,379 of these escrow shares of the Company's common stock were released to the Company to satisfy certain indemnified matters.

    The Company's acquisitions were accounted for as purchases and accordingly, the results of operations of the acquired businesses are included in the accompanying financial statements from the dates of acquisition. In addition, the Company is permitted to make, and has occasionally made, changes to their purchase price allocation during the first year after completing each acquisition.

4. INVENTORIES, NET

Inventories, net, consisted of the following (in thousands):

                                                  DECEMBER 31,      MARCH 31,
                                                      2001            2001
                                                ----------------  ------------
                                Raw materials       $ 80,679       $ 63,473
                                Finished goods         9,484         38,705
                                Work-in-progress      38,936         18,761
                                                    --------       --------
                                Total               $129,099       $120,939
                                                    ========       ========

5. OPERATING LEASE FACILITIES

    In May 2000, the Company and Universal entered into a $200 million operating lease facility pursuant to which the Company sold and leased back certain compression equipment from a Delaware business trust for a five-year term. The rental payments under the lease facility included an amount based on LIBOR plus a variable amount depending on the Company's operating and financial results, applied to the funded amount of the lease. Under the lease facility, the Company received an aggregate of approximately $155 million in proceeds from the sale of compression equipment in May, November and December 2000 and, in connection with the GCSI acquisition, in September 2000. The equipment was sold and leased back by the Company for a five-year period from May 2000 and deployed by the Company under its normal operating procedures. The equipment sold had a book value of approximately $106 million and the equipment sale resulted in deferred gain of approximately $49 million that was transferred to new operating lease facilities in connection with the Weatherford Global acquisition and restructuring of previous operating lease obligations.

    The Company had residual value guarantees on the equipment under the operating lease facility of approximately 85% of the funded amounts that were due upon termination of the lease and which could have been satisfied by a cash payment or the exercise of a purchase option for the full funded amount and any related costs and expenses. The facility contained certain covenants restricting the Company's operations, including its ability to enter into acquisition and sales transactions, incur additional indebtedness, permit additional liens on its assets and pay dividends. This facility was collateralized by liens on the lessor's compression equipment subject to the lease with Universal and certain related rights. Under the operating lease facility, Universal was the lessee and the Company guaranteed certain of Universal's obligations thereunder. The Company replaced this facility with new operating lease facilities.

    In connection with the Weatherford Global acquisition, on February 9, 2001, the Company raised $427 million under a new seven-year term senior secured notes operating lease facility (the "SSN Operating Lease Facility") funded primarily through an offering of $350 million 8 7/8% senior secured notes due 2008 by an unaffiliated entity that is the lessor under the operating lease. The Company also concurrently entered into a new $125 million secured revolving credit facility and a new $200 million asset-backed securitization operating lease facility (the "ABS Operating Lease Facility"), which facility consists of a series of six leases with terms ranging from three to eight years. At the closing of the Weatherford Global acquisition, the Company funded approximately $80 million under the ABS Operating Lease Facility and had no amounts outstanding under the new revolving credit facility. The proceeds from the two new operating lease facilities were used to restructure previous operating lease obligations and refinance certain existing indebtedness of the Company (including the previous operating lease facility described above in the first paragraph) and Weatherford Global.

    On October 23, 2001, the Company increased the SSN Operating Lease Facility by $122 million, which was funded through the unaffiliated entity's offering of an additional $100 million of 8 7/8% senior secured notes due 2008, together with an $18.3 million increase in its borrowings under an existing term loan and an additional $3.7 million equity investment in such entity that is the lessor under the operating lease. The net proceeds from the sale of equipment under the SSN Operating Lease Facility were used to repay all of the outstanding indebtedness under the revolving credit facility, with the remaining proceeds used to repay a portion of the obligations under the ABS Operating Lease Facility and for general corporate purposes.

    Under the operating lease facilities, Universal, or a subsidiary of Universal, as lessee, makes rental payments to the lessor for the leased equipment. The Company guarantees certain of Universal's obligations under the operating lease facilities. Under the SSN Operating Lease Facility, the rental payments include amounts based on the interest accrued on the 8 7/8% senior secured notes and an amount based on LIBOR or a variable base rate equal to the sum of the interest accrued on the lessor's term loan, the yield on the equity investment in the lessor and other fees. The equipment leased by Universal under the SSN Operating Lease Facility includes the equipment that had an appraised value as of February 2001 of approximately $427 million and additional equipment with an appraised value as of October

2001 of approximately $122 million. Universal has residual value guarantees on the equipment under the SSN Operating Lease Facility of approximately 82% of the funded amounts that are due upon termination of the lease in the event a purchase option for the full funded amount and any related costs and expenses or renewal options are not selected by the lessee.

    Under the ABS Operating Lease Facility, the rental payments are based on LIBOR or a variable base rate equal to the sum of the interest accrued on the outstanding notes plus the yield on the equity investment in the facility. The ABS Operating Lease Facility is collateralized by a first priority security interest in all of the assets under the facility. Pursuant to the lease, a wholly-owned subsidiary of Universal has guaranteed the residual value of the equipment under the facility in an amount equal to approximately 85% of the funded amount in the ABS Operating Lease Facility that is due upon termination of the lease in the event a purchase option for the full funded amount and any related costs and expenses or renewal options are not selected by the lessee.

    At December 31, 2001, the Company had outstanding operating leases' balance totaling $708.5 million, consisting of $549.0 million under its SSN Operating Lease Facility and $159.5 million under its ABS Operating Lease Facility. The equipment sold under the SSN Operating Lease Facility had a net book value of approximately $466.9 million and resulted in a deferred gain of approximately $82.1 million to the Company. The equipment sold under the ABS Operating Lease Facility had a book value of approximately $120.0 million and resulted in a deferred gain of approximately $39.5 million to the Company.

    The Company is not, and has not been, a lender, affiliate or investor in any manner in any of its lessors.

    The Company annually assesses whether it is probable that the value of the property at the end of the lease terms will be less than the respective residual value guarantee for each operating lease. On the date the deficiency becomes probable, the expected deficiency (up to the maximum for which the Company is responsible) would be accrued by the Company using the straight-line method over the remaining term of the leases.

6. LONG-TERM DEBT

    Castle Harlan's reduced ownership of the Company's common stock following the Offering in July 2001 constituted a change of control under the indenture governing the Company's 9 7/8% senior discount notes, giving the holders of the notes the right to require the Company to repurchase those notes through August 23, 2001. The Company repurchased approximately $5.8 million face value of the 9 7/8% senior discount notes in August 2001 using borrowings under its revolving credit facility.

7. STOCKHOLDERS' EQUITY

    In August 2001, the Company adopted a restricted stock plan which provides for the grant of restricted stock awards to key employees of the Company. The plan allows for restricted stock awards of up to 350,000 shares of restricted common stock. As of December 31, 2001, the Company had awarded 100,000 shares of common stock under the plan to participants as an incentive for future services. None of the shares awarded were vested at December 31, 2001. The vesting schedule and forefeiture restrictions for any rewards under the restricted stock plan is specified in an agreement between the Company and each participant. Generally, the restricted shares vest 25% upon the second anniversary of the grant and 25% on each anniversary thereafter through the fifth anniversary as long as the participant remains employed with the Company. However, the initial grants for 2001 vest 25% on January 1, 2003 and 25% on each January 1st thereafter through January 1, 2006. On August 16, 2001, the market value of shares awarded at the close of trading on the New York Stock Exchange was $2.9 million ($28.55 per share). This amount was recorded as deferred compensation as a separate component of stockholders' equity and is being amortized over the vesting period.

8. EXTRAORDINARY LOSSES

    During the quarter ended June 30, 2000, the Company incurred extraordinary losses of $6.3 million (net of $3.8 million income tax benefit) related to its debt restructuring that occurred concurrently with the Company's initial public offering of its common stock.

9. NON-RECURRING CHARGES

    During the quarter ended June 30, 2000, the Company incurred non-recurring charges of $7.1 million related to the early termination of a management agreement and a consulting agreement and other related fees in connection with the Company's initial public offering and concurrent financing transactions.

10. RELATED PARTY TRANSACTIONS

Management Agreement

    Castle Harlan, Inc. ("CHI"), an affiliate of a significant stockholder of the Company, entered into an agreement in February 1998 whereby, in exchange for certain management services rendered, the Company agreed to pay a fee to CHI totaling $3 million per year. The amount was paid in advance for the first year and quarterly in advance thereafter. The agreement was for a term of five years, renewable automatically from year to year thereafter unless CHI or its affiliates beneficially own less than 20% of the then outstanding stock of the Company.

    In connection with the initial public offering in the quarter ended June 30, 2000, the Company terminated its management agreement with CHI. In exchange for such termination, the Company paid $3 million in cash and issued 136,364 shares of its common stock to CHI.

Transitional Services Agreement

    Concurrently with the February 9, 2001 closing of the Weatherford Global acquisition, Weatherford International, Inc. and Weatherford Global, as the Company's subsidiary, entered into a transitional services agreement under which Weatherford International, Inc. provided certain administrative and support services, such as shared corporate office space and general communication and information services, to Weatherford Global until June 9, 2001. Weatherford Global paid Weatherford International Inc. $125,000 for thirty days of these services.

11.  INDUSTRY SEGMENTS

    Prior to the Weatherford Global acquisition, the Company had three principal industry segments: Domestic Rental and Maintenance, International Rental and Maintenance (including Canada) and Engineered Products. Due to the Weatherford Global merger, the changing nature of the markets the Company serves, and in order to align itself with those markets, the Company changed its internal business organization during fiscal 2001. In addition, during the second quarter of fiscal 2002, the Company changed the name of its Rental and Maintenance segments to Contract Compression. The Company is now organized into four businesses or operating segments: Domestic Contract Compression, International Contract Compression (including Canada), Fabrication, and Parts Sales and Service. The two Contract Compression Segments provide natural gas compression rental and maintenance services to meet specific customer requirements. The International Contract Compression Segment represents all of the Company's international rental and maintenance operations (including Canada). The Fabrication Segment provides services related to the design, fabrication and sale of natural gas and air compression packages to meet customer specifications. The Parts Sales and Service Segment involves the sale of parts and the service of compressor units owned by producers and gatherers of natural gas.

    The Company's reportable segments are strategic business units that offer different products and services. They are managed separately since each business requires different marketing strategies due to customer specifications. The Company evaluates the performance of its reportable segments based on gross margin and operating income. Gross margin is defined as total revenue less rental expense, cost of sales (exclusive of depreciation and amortization), gain on asset sales and interest income. Operating income excludes non-recurring charges, interest and other income, interest expense and income taxes. Additionally, the Company has no material sales to other segments, and accordingly, there are no inter-segment revenues to be reported.

The following table presents revenues and other financial information by industry segment for the three-month period ended December 31, 2001 (in thousands):

                             DOMESTIC         INTERNATIONAL
                             CONTRACT           CONTRACT                          PARTS SALES
                            COMPRESSION        COMPRESSION        FABRICATION     AND SERVICE        TOTAL
      Revenues               $69,423            $16,519          $55,258          $36,179        $177,379
      Gross margin           $44,465            $11,910           $6,555           $8,325         $71,255
      Operating income       $30,281             $6,532           $1,882           $4,193         $42,888

The following table presents revenues and other financial information by industry segment for the three-month period ended December 31, 2000 (in thousands):

                             DOMESTIC         INTERNATIONAL
                             CONTRACT           CONTRACT                          PARTS SALES
                            COMPRESSION        COMPRESSION        FABRICATION     AND SERVICE        TOTAL
      Revenues               $31,747             $4,425          $17,329           $6,471         $59,972
      Gross margin           $20,526             $3,387           $1,705             $763         $26,381
      Operating income       $10,836             $1,354           $1,015             $703         $13,908

The following table presents revenues and other financial information by industry segment for the nine-month period ended December 31, 2001 (in thousands):

                               DOMESTIC         INTERNATIONAL
                               CONTRACT           CONTRACT                         PARTS SALES
                              COMPRESSION        COMPRESSION       FABRICATION     AND SERVICE       TOTAL
       Revenues               $200,214            $46,868           $144,325        $100,641        $492,048
       Gross margin           $127,095            $33,106            $16,802         $21,902        $198,905
       Operating income        $84,419            $18,487             $5,121         $10,930        $118,957

The following table presents revenues and other financial information by industry segment for the nine-month period ended December 31, 2000 (in thousands):

                               DOMESTIC         INTERNATIONAL
                               CONTRACT           CONTRACT                          PARTS SALES
                              COMPRESSION        COMPRESSION        FABRICATION     AND SERVICE      TOTAL
       Revenues                $78,317           $12,810           $33,308          $8,893       $133,328
       Gross margin            $50,295            $9,700            $4,590          $1,251        $65,836
       Operating income        $24,217            $3,952            $2,732          $1,062        $31,963

No individual customer accounted for more than 10% of revenues for any of the periods presented.


12.  COMMITMENTS AND CONTINGENCIES

    In the ordinary course of business, the Company is involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the Company's financial position, operating results or cash flows.

    The Company has no other commitments or contingent liabilities, which, in the judgment of management, would result in losses that would materially affect the Company's consolidated financial position or operating results.

    On May 24, 2001, the Company entered into an agreement with Tidewater to settle acquisition-related claims, which included costs for remediation pursuant to an environmental assessment, in exchange for payment to the Company of $1 million and termination of the purchase price adjustment agreement, which eliminated any payment obligation by the Company under that agreement.

                           UNIVERSAL COMPRESSION, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      DECEMBER 31, 2001     MARCH 31, 2001
                                                                      -----------------    ----------------
 ASSETS
 Current Assets:
     Cash                                                             $    18,968          $     12,279
     Accounts receivable, net                                             103,268                87,088
     Inventories, net                                                     129,099               120,939
     Other current assets                                                  31,559                24,059
                                                                      -----------          ------------
           Total current assets                                           282,894               244,365

 Property, plant and equipment:
   Contract compression equipment                                         659,645               592,449
   Other                                                                   79,398                52,810
   Accumulated depreciation                                               (90,984)              (55,634)
                                                                      -----------          ------------
           Net property, plant and equipment                              648,059               589,625

 Goodwill                                                                 389,205               294,127
 Other assets, net                                                         46,443                43,417
                                                                      -----------          ------------
           Total assets                                               $ 1,366,601          $  1,171,534
                                                                      ===========          ============

 LIABILITIES AND STOCKHOLDER'S EQUITY
  Current Liabilities:
      Accounts payable and accrued liabilities                        $   173,914          $    143,531
      Current portion of long term debt and capital lease obligation        3,724                 3,452
                                                                      -----------          ------------
            Total current liabilities                                     177,638               146,983

  Long-term debt                                                          213,841               204,875
  Non-current deferred tax liability                                      107,006                90,126
  Deferred gain                                                           121,635                75,146
  Capital lease obligations                                                 4,360                 6,086
  Other liabilities                                                           906                   694
                                                                      -----------          ------------
            Total liabilities                                             625,386               523,910

  Common stock                                                                 49                    49
  Paid in capital                                                         708,086               651,607
  Currency translation adjustment                                             868                   845
  Retained earnings / (deficit)                                            32,212                (4,877)
                                                                      -----------          ------------
            Total stockholder's equity                                    741,215               647,624
                                                                      -----------          ------------
            Total liabilities and stockholder's equity                $ 1,366,601          $  1,171,534
                                                                      ===========          ============

     See accompanying notes to unaudited consolidated financial statements.

                           UNIVERSAL COMPRESSION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                           DECEMBER 31,                      DECEMBER 31,
                                                                 --------------------------------  -------------------------------
                                                                       2001             2000             2001             2000
                                                                 ---------------  ---------------  ---------------  --------------
Revenues:
     Contract compression                                             $ 85,942         $ 36,172        $ 247,082         $ 91,127
     Sales                                                              91,437           23,800          244,966           42,201
                                                                        ------           ------          -------           ------
         Total revenues                                                177,379           59,972          492,048          133,328

Costs and expenses:
    Contract compression, exclusive of depreciation and amortization    29,567           12,259           86,881           31,132
    Cost of sales, exclusive of depreciation and amortization           76,557           21,332          206,262           36,360

    Depreciation and amortization                                       12,233            7,725           35,325           21,897
    Selling, general and administrative                                 16,134            4,747           44,623           11,971
    Operating leases                                                    14,788            3,539           40,354            6,223
    Interest expense                                                     5,357            5,372           17,462           17,999
    Other (income) / expense                                               194              (42)             430             (299)
    Non-recurring charges                                                   --               --               --            7,059
                                                                      --------         --------        ---------        ---------
         Total costs and expenses                                      154,830           54,932          431,337          132,342
                                                                      --------         --------        ---------        ---------
Income before income taxes and extraordinary items                      22,549            5,040           60,711              986
Income taxes                                                             8,798            1,909           23,622              389
                                                                      --------         --------        ---------        ---------
       Income before extraordinary items                              $ 13,751         $  3,131        $  37,089        $     597
                                                                      --------         --------        ---------        ---------
       Extraordinary loss, net of $2,037
            income tax benefit                                              --               --               --           (3,393)
                                                                      --------         --------        ---------        ---------
       Net income (loss)                                              $ 13,751         $  3,131        $  37,089          ($2,796)
                                                                      ========         ========        =========        =========

     See accompanying notes to unaudited consolidated financial statements.

                           UNIVERSAL COMPRESSION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                            DECEMBER 31,
                                                                      --------------------------
                                                                        2001              2000
                                                                      ---------         --------
 Cash flows from operating activities:
  Net income (loss)                                                   $  37,089          ($2,796)
   Adjustments to reconcile net income (loss) to cash
    provided by operating activities, net of effect of acquisitions:
      Depreciation and amortization                                      35,325           21,897
      Gain on asset sales                                                  (375)            (102)
      Amortization of debt issuance costs                                 2,018            1,121
      Increase in payable to parent                                          --           13,779
      Accretion of discount notes                                        14,881          153,851
      Deferred income taxes                                              17,384              597
      Accounts receivable                                                10,641          (21,902)
      Inventories                                                        23,196          (11,796)
      Accounts payable and accrued expenses                             (42,935)          13,630
      Other                                                              (4,410)           3,806
                                                                      ---------          -------
           Net cash provided by operating activities                     92,814          172,085

 Cash flows from investing activities:
      Additions to property, plant and equipment, net                  (139,367)         (47,425)
      Sale-leaseback of vehicles                                             --           (1,276)
      Acquisitions                                                     (175,170)        (114,667)
      Proceeds from sale of fixed assets                                  2,404          154,611
                                                                      ---------          -------
             Net cash used in investing activities                     (312,133)          (8,757)

 Cash flows from financing activities:
      Principal repayments of long-term debt                             (5,952)         (75,132)
      Repayments under revolving line of credit                              --          (72,000)
      Net repayments on sale-leaseback of vehicles                       (1,825)            (442)
      Net borrowings (repayments) on financing leases                   181,000          (10,580)
      Investment in subsidiary by parent                                 56,580            6,185
      Debt issuance costs                                                (3,818)          (5,320)
                                                                      ---------           -------
            Net cash provided (used) by financing activities            225,985         (157,289)


Effect of exchange rate                                                      23               --
Net increase  in cash and cash equivalents                                6,689            6,039
Cash and cash equivalents at beginning of period                         12,279            1,403
                                                                      ---------            -----
Cash and cash equivalents at end of period                            $  18,968           $7,442
                                                                      =========           ======

    See accompanying notes to unaudited consolidated financial statements.

                           UNIVERSAL COMPRESSION, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

1. BASIS OF PRESENTATION

Organization

    Universal Compression, Inc. was formed on December 12, 1997 for the purpose of acquiring Tidewater Compression Service, Inc. ("TCS") from Tidewater Inc. ("Tidewater"). Upon completion of the acquisition on February 20, 1998 (the "Tidewater Acquisition"), TW Acquisition Corporation was merged with and into TCS, which changed its name to Universal Compression, Inc. ("Universal"). Universal is a wholly owned subsidiary of Universal Compression Holdings, Inc. ("Holdings").

    On May 30, 2000, Holdings completed an initial public offering of 7,275,000 shares of its common stock, which provided Holdings with net proceeds (after deducting underwriting discounts and commissions) of approximately $149.2 million. Concurrently with the initial public offering, Holdings implemented a recapitalization pursuant to which all existing classes of Holdings' stock were converted into common stock. Also concurrently with the initial public offering, Universal entered into a $50 million revolving credit facility and $200 million operating lease facility. The proceeds of the offering and the $62.6 million in initial proceeds from the new operating lease facility were used to repay $192.7 million of indebtedness, and the remaining proceeds were used for working capital and to pay expenses associated with the offering and concurrent financing transactions.

    On February 9, 2001, Universal completed its acquisition of Weatherford Global Compression Services, L.P. and certain related entities ("Weatherford Global"), a supplier of natural gas compression equipment and services and a division of Weatherford International, Inc. ("Weatherford"). Under the terms of the agreement, a subsidiary of Weatherford was merged into Universal in exchange for 13,750,000 shares of Holdings' common stock. Pursuant to a voting agreement entered into concurrently with the Weatherford Global acquisition, Weatherford agreed to limit its voting power to 33 1/3% of Holdings' outstanding common stock, subject to certain limitations. The voting agreement terminated in December 2001 following the reduction of Castle Harlan Partners III, L.P.'s ("Castle Harlan") and its affiliates' ownership of Holdings' outstanding common stock to below 5%.

    On July 3, 2001, Holdings completed the public offering (the "Offering") of 1,333,333 shares of its common stock, together with 2,666,667 shares of Holdings' common stock sold by certain selling stockholders, including Castle Harlan and its affiliates. The shares were sold in the Offering at a price of $28.50 per share, and the Offering provided Holdings with net proceeds (after deducting underwriting discounts and commissions) of approximately $36.1 million.

    Universal completed its acquisition of Gas Compression Services, Inc. ("GCSI") on September 15, 2000, of ISS Compression, Inc. and its operating subsidiary, IEW Compression, Inc. (collectively "IEW") on February 28, 2001, of the international operations of Compressor Systems, Inc. ("CSII") on April 23, 2001, of KCI, Inc. ("KCI") on July 11, 2001, of Louisiana Compressor Maintenance, Inc. ("LCM") on July 13, 2001 and of Technical Compression Service, Inc. ("TCSI") on October 3, 2001.

    These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements presented in Universal's Annual Report on Form 10-K for the year ended March 31, 2001. That report contains a more comprehensive summary of Universal's major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of Universal and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three-month period and nine-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002.

RECLASSIFICATIONS

    Certain reclassifications have been made to the prior year amounts to conform to the current year classification.

2. RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. SFAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (2) a hedge of the exposure to variable cash flows of a forecasted transaction, or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Universal adopted SFAS 133 and the corresponding amendments under SFAS 138 on April 1, 2001. This statement had no impact on our consolidated results of operations, financial position or cash flows.

    In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC issued an amendment to SAB 101, effectively delaying its implementation until the fourth quarter of fiscal years beginning after December 15, 1999. After reviewing SAB 101 and its amendment, Universal believes that our revenue recognition policy is appropriate and that the effects of SAB 101 and its amendment were immaterial to our results of operations.

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations," effective for all business combinations initiated after June 30, 2001 and SFAS No. 142, "Goodwill and Other Intangible Assets." We elected to adopt SFAS 142 effective April 1, 2001 as the first interim period financial statements had not previously been issued. SFAS 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. It also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Had SFAS 142 been effective April 1, 2000, Universal would have adopted it in the first quarter of fiscal 2001 and income before taxes and net income during the three months ended December 31, 2000 would have been $6.0 million and $3.7 million, respectively, as a result of the elimination of $0.9 million of amortization expense related to goodwill and the resultant tax expense. In addition, income before taxes and extraordinary items and net loss during the nine months ended December 31, 2000 would have been $3.3 million and $1.4 million, respectively, as a result of the elimination of $2.3 million of amortization expense related to goodwill, together with an increase in the recorded income tax expense of $1.3 million.

    In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principle Board Opinion No. 30, while retaining many of the requirements of these two statements. Under SFAS 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. SFAS 144 is not expected to materially change the methods used by Universal to measure impairment losses on long-lived assets, but may result in additional future dispositions being reported as discontinued operations than is currently permitted. Universal will adopt SFAS 144 on April 1, 2002.

3. ACQUISITIONS

    On April 23, 2001, Universal acquired the international operations of Compressor Systems, Inc. based in Midland, Texas for approximately $30 million in cash. The acquisition resulted in the recording of $13 million of goodwill, which is not subject to amortization.

    On July 11, 2001, Universal acquired KCI, a Tulsa, Oklahoma based fabricator of large horsepower compressors for approximately $26.3 million in cash and 694,927 shares of Holdings' common stock. In addition, Universal incurred costs and assumed other liabilities related to the transaction of approximately $6 million. Concurrently with the acquisition, Universal repaid substantially all of KCI's approximately $51 million of indebtedness. In order to fund the acquisition, Universal used approximately $50 million of the availability under its revolving credit facility and $27.3 million of the funds received from Holdings from the Offering in July 2001. The acquisition resulted in the recording of $40.2 million of goodwill, which is not subject to amortization.

    On July 13, 2001, Universal acquired LCM, a Houma, Louisiana based supplier of maintenance, repair, overhaul and upgrade services to the natural gas pipeline and related markets for approximately $26.3 million in cash. In order to fund the acquisition, Universal used approximately $25 million of the availability under its revolving credit facility and $1.3 million of the funds received from Holdings from the Offering. The acquisition resulted in the recording of $17.4 million of goodwill, which is not subject to amortization.

    On October 3, 2001, Universal completed its acquisition of TCSI, located in Belle Chase, Louisiana. TCSI provides compression parts and services to the natural gas producing industry as well as to the refinery and petrochemical industries. Under the terms of the purchase agreement, Universal acquired TCSI for approximately $22.5 million in cash. In order to fund the acquisition, Universal used approximately $19 million under its ABS Operating Lease Facility and approximately $3.5 million under its revolving credit facility. The acquisition resulted in the recording of $20.6 million of goodwill, which is not subject to amortization.

    On September 15, 2000, Universal completed the merger of GCSI, a supplier of natural gas compression equipment and services with fabrication and overhaul facilities in Michigan and Texas. In connection with the merger, Holdings entered into an escrow agreement with the selling shareholders of GCSI pursuant to which certain of the shares in Holdings issued to the shareholders are being held in escrow to indemnify Holdings against certain losses it may incur. On October 17, 2001, 28,379 of these escrow shares of Holdings' common stock were released to Holdings to satisfy certain indemnified matters.

    Universal's acquisitions were accounted for as purchases and accordingly, the results of operations of the acquired businesses are included in the accompanying financial statements from the dates of acquisition. In addition, the Company is permitted to make, and has occasionally made, changes to their purchase price allocation during the first year after completing each acquisition.

4. INVENTORIES, NET

Inventories, net, consisted of the following (in thousands):

                                    DECEMBER 31,      MARCH 31,
                                        2001            2001

                Raw materials          $ 80,679       $ 63,473
                Finished goods            9,484         38,705
                Work-in-progress         38,936         18,761
                Total                  $129,099       $120,939

5. OPERATING LEASE FACILITIES

    In May 2000, Universal entered into a $200 million operating lease facility pursuant to which they sold and leased back certain compression equipment from a Delaware business trust for a five-year term. The rental payments under the lease facility included an amount based on LIBOR plus a variable amount depending on their operating and financial results, applied to the funded amount of the lease. Under the lease facility, Universal received an aggregate of approximately $155 million in proceeds from the sale of compression equipment in May, November and December 2000 and, in connection with the GCSI acquisition, in September 2000. The equipment was sold and leased back by Universal for a five-year period from May 2000 and deployed by Universal under its normal operating procedures. The equipment sold had a book value of approximately $106 million and the equipment sale resulted in deferred gain of approximately $49 million that was transferred to new operating lease facilities in connection with the Weatherford Global acquisition and restructuring of previous operating lease obligations.

    Universal had residual value guarantees on the equipment under the operating lease facility of approximately 85% of the funded amounts that were due upon termination of the lease and which could have been satisfied by a cash payment or the exercise of a purchase option for the full funded amount and any related costs and expenses. The facility contained certain covenants restricting Universal's operations, including its ability to enter into acquisition and sales transactions, incur additional indebtedness, permit additional liens on its assets and pay dividends. This facility was collateralized by liens on the lessor's compression equipment subject to the lease with Universal and certain related rights. Under the operating lease facility, Universal was the lessee and Holdings guaranteed certain of Universal's obligations thereunder. Universal replaced this facility with new operating lease facilities.

    In connection with the Weatherford Global acquisition, on February 9, 2001, Universal raised $427 million under a new seven-year term senior secured notes operating lease facility (the "SSN Operating Lease Facility") funded primarily through an offering of $350 million 8 7/8% senior secured notes due 2008 by an unaffiliated entity that is the lessor under the operating lease. Universal also concurrently entered into a new $125 million secured revolving credit facility and a new $200 million asset-backed securitization operating lease facility (the "ABS Operating Lease Facility"), which facility consists of a series of six leases with terms ranging from three to eight years. At the closing of the Weatherford Global acquisition, Universal funded approximately $80 million under the ABS Operating Lease Facility and had no amounts outstanding under the new revolving credit facility. The proceeds from the two new operating lease facilities were used to restructure previous operating lease obligations and refinance certain existing indebtedness of Universal (including the previous operating lease facility described above in the first paragraph) and Weatherford Global.

    On October 23, 2001, Universal increased the SSN Operating Lease Facility by $122 million, which was funded through the unaffiliated entity's offering of an additional $100 million of 8 7/8% senior secured notes due 2008, together with an $18.3 million increase in its borrowings under an existing term loan and an additional $3.7 million equity investment in such entity that is the lessor under the operating lease. The net proceeds from the sale of equipment under the SSN Operating Lease Facility were used to repay all of the outstanding indebtedness under the revolving credit facility, with the remaining proceeds used to repay a portion of the obligations under the ABS Operating Lease Facility and for general corporate purposes.

    Under the operating lease facilities, Universal, or a subsidiary of Universal, as lessee, makes rental payments to the lessor for the leased equipment. Holdings guarantees certain of Universal's obligations under the operating lease facilities. Under the SSN Operating Lease Facility, the rental payments include amounts based on the interest accrued on the 8 7/8% senior secured notes and an amount based on LIBOR or a variable base rate equal to the sum of the interest accrued on the lessor's term loan, the yield on the equity investment in the lessor and other fees. The equipment leased by Universal under the SSN Operating Lease Facility includes the equipment that had an appraised value as of February 2001 of approximately $427 million and additional equipment with an appraised value as of October 2001 of approximately $122 million. Universal has residual value guarantees on the equipment under the SSN Operating Lease Facility of approximately 82% of the funded amounts that are due upon termination of the lease in the event a purchase option for the full funded amount and any related costs and expenses or renewal options are not selected by the lessee.

    Under the ABS Operating Lease Facility, the rental payments are based on LIBOR or a variable base rate equal to the sum of the interest accrued on the outstanding notes plus the yield on the equity investment in the facility. The ABS Operating Lease Facility is collateralized by a first priority security interest in all of the assets under the facility. Pursuant to the lease, a wholly-owned subsidiary of Universal has guaranteed the residual value of the equipment under the facility in an amount equal to approximately 85% of the funded amount in the ABS Operating Lease Facility that is due upon termination of the lease in the event a purchase option for the full funded amount and any related costs and expenses or renewal options are not selected by the lessee.

    At December 31, 2001, Universal had outstanding leases' balance totaling $708.5 million, consisting of $549.0 million under its SSN Operating Lease Facility and $159.5 million under its ABS Operating Lease Facility. The equipment sold under the SSN Operating Lease Facility had a net book value of approximately $466.9 million and resulted in a deferred gain of approximately $82.1 million to Universal. The equipment sold under the ABS Operating Lease Facility had a book value of approximately $120.0 million and resulted in a deferred gain of approximately $39.5 million to Universal.

    Universal is not, and has not been, a lender, affiliate or investor in any manner in any of its lessors.

    Universal annually assesses whether it is probable that the value of the property at the end of the lease terms will be less than the respective residual value guarantee for each operating lease. On the date the deficiency becomes probable, the expected deficiency (up to the maximum for which Universal is responsible) would be accrued by Universal using the straight-line method over the remaining term of the leases.

6. LONG-TERM DEBT

    Castle Harlan's reduced ownership of Holdings' common stock following the Offering in July 2001 constituted a change of control under the indenture governing Universal's 9 7/8% senior discount notes, giving the holders of the notes the right to require Universal to repurchase those notes through August 23, 2001. Universal repurchased approximately $5.8 million face value of the 9 7/8% senior discount notes in August 2001 using borrowings under its revolving credit facility.

7. EXTRAORDINARY LOSSES

    During the quarter ended June 30, 2000, Universal incurred extraordinary losses of $3.4 million (net of $2.0 million income tax benefit) related to its debt restructuring that occurred concurrently with Holdings' initial public offering of its common stock.

8. NON-RECURRING CHARGES

    During the quarter ended June 30, 2000, Universal incurred non-recurring charges of $7.1 million related to the early termination of a management agreement and a consulting agreement and other related fees in connection with Holdings' initial public offering and concurrent financing transactions.


9. RELATED PARTY TRANSACTIONS

Management Agreement

    Castle Harlan, Inc. ("CHI"), an affiliate of a significant stockholder of Holdings, entered into an agreement in February 1998 whereby, in exchange for certain management services rendered, Holdings agreed to pay a fee to CHI totaling $3 million per year. The amount was paid in advance for the first year and quarterly in advance thereafter. The agreement was for a term of five years, renewable automatically from year to year thereafter unless CHI or its affiliates beneficially own less than 20% of the then outstanding stock of Holdings.

    In connection with the initial public offering in the quarter ended June 30, 2000, Holdings terminated its management agreement with CHI. In exchange for such termination, Holdings paid $3 million in cash and issued 136,364 shares of its common stock to CHI.

Transitional Services Agreement

    Concurrently with the February 9, 2001 closing of the Weatherford Global acquisition, Weatherford International, Inc. and Weatherford Global, as Universal's subsidiary, entered into a transitional services agreement under which Weatherford International, Inc. provided certain administrative and support services, such as shared corporate office space and general communication and information services, to Weatherford Global until June 9, 2001. Weatherford Global paid Weatherford International, Inc $125,000 for thirty days of these services.

10.  INDUSTRY SEGMENTS

    Prior to the Weatherford Global acquisition, Universal had three principal industry segments: Domestic Rental and Maintenance, International Rental and Maintenance (including Canada) and Engineered Products. Due to the Weatherford Global merger, the changing nature of the markets Universal serves, and in order to align itself with those markets, Universal changed its internal business organization during fiscal 2001. In addition, during the second quarter of fiscal 2002, Universal changed the name of its Rental and Maintenance segments to Contract Compression. Universal is now organized into four principal businesses or operating segments: Domestic Contract Compression, International Contract Compression (including Canada), Fabrication, and Parts Sales and Service. The two Contract Compression Segments provide natural gas compression rental and maintenance services to meet specific customer requirements. The International Contract Compression Segment represents all of Universal's international rental and maintenance operations (including Canada). The Fabrication Segment provides services related to the design, fabrication and sale of natural gas and air compression packages to meet customer specifications. The Parts Sales and Service Segment involves the sale of parts to and the service of compressor units owned by producers and gatherers of natural gas.

    Universal's reportable segments are strategic business units that offer different products and services. They are managed separately since each business requires different marketing strategies due to customer specifications. Universal evaluates the performance of its reportable segments based on gross margin and operating income. Gross margin is defined as total revenue less rental expense, cost of sales (exclusive of depreciation and amortization), gain on asset sales and interest income. Operating income excludes non-recurring charges, interest and other income, interest expense and income taxes. Additionally, Universal has no material sales to other segments, and accordingly, there are no inter-segment revenues to be reported.

The following table presents revenue and other financial information by industry segment for the three-month period ended December 31, 2001 (in thousands):

                                DOMESTIC        INTERNATIONAL
                                CONTRACT          CONTRACT                           PARTS SALES
                               COMPRESSION       COMPRESSION        FABRICATION      AND SERVICE      TOTAL
        Revenues               $69,423            $16,519            $55,258         $36,179        $177,379
        Gross margin           $44,465            $11,910             $6,555          $8,325         $71,255
        Operating income       $30,281             $6,532             $1,882          $4,193         $42,888

The following table presents revenue and other financial information by industry segment for the three-month period ended December 31, 2000 (in thousands):

                                 DOMESTIC        INTERNATIONAL
                                 CONTRACT          CONTRACT                          PARTS SALES
                                COMPRESSION       COMPRESSION       FABRICATION      AND SERVICE     TOTAL
        Revenues                $31,747            $4,425           $17,329          $6,471         $59,972
        Gross margin            $20,526            $3,387            $1,705            $763         $26,381
        Operating income        $10,836            $1,354            $1,015            $703         $13,908

The following table presents revenue and other financial information by industry segment for the nine-month period ended December 31, 2001 (in thousands):

                                DOMESTIC        INTERNATIONAL
                                CONTRACT          CONTRACT                           PARTS SALES
                               COMPRESSION       COMPRESSION        FABRICATION      AND SERVICE      TOTAL
        Revenues             $200,214             $46,868          $144,325        $100,641          $492,048
        Gross margin         $127,095             $33,106           $16,802         $21,902          $198,905
        Operating income      $84,419             $18,487            $5,121         $10,930          $118,957

The following table presents revenue and other financial information by industry segment for the nine-month period ended December 31, 2000 (in thousands):

                                 DOMESTIC        INTERNATIONAL
                                 CONTRACT          CONTRACT                          PARTS SALES
                                COMPRESSION       COMPRESSION        FABRICATION     AND SERVICE       TOTAL
        Revenues                $78,317           $12,810           $33,308           $8,893        $133,328
        Gross margin            $50,295            $9,700            $4,590           $1,251         $65,836
        Operating income        $24,217            $3,952            $2,732           $1,062         $31,963


No individual customer accounted for more than 10% of revenues for any of the periods presented.

11.  COMMITMENTS AND CONTINGENCIES

    In the ordinary course of business, Universal is involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on Universal's financial position, operating results or cash flows.

    Universal has no other commitments or contingent liabilities which, in the judgment of management, would result in losses that would materially affect its consolidated financial position or operating results.

    On May 24, 2001, Holdings entered into an agreement with Tidewater to settle acquisition-related claims, which included costs for remediation pursuant to an environmental assessment, in exchange for payment to Holdings of $1 million and termination of the purchase price adjustment agreement, which eliminated any payment obligation by Holdings under that agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    This report contains "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report are forward-looking statements. You can identify many of these statements by looking for words such as "believes," "expects," "will," "intends," "projects," "anticipates," "estimates," "continues" or similar words or the negative thereof.

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

    Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. The risks related to our business described in our Annual Report on Form 10-K for the year ended March 31, 2001 under "Risk Factors" and elsewhere could cause actual results to differ from those described in, or otherwise projected or implied by, the forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, these expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

     o our inability to successfully integrate the businesses we have acquired or may acquire in the future;

     o conditions in the oil and gas industry, including the demand for natural gas and the impact of the price of natural gas;

     o competition among the various providers of contract compression services;

     o changes in safety and environmental regulations pertaining to the production and transportation of natural gas;

     o changes in economic or political conditions in our operating markets, including uncertainties relating to the current situation in Argentina;

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

    On February 9, 2001, we completed our acquisition of Weatherford Global Compression Services, L.P. and certain related entities ("Weatherford Global"), a supplier of natural gas compression equipment and services and a division of Weatherford International, Inc. Under the terms of the agreement, a subsidiary of Weatherford International, Inc. was merged into Universal in exchange for 13,750,000 shares of our common stock. Pursuant to a voting agreement entered into concurrently with the Weatherford Global acquisition, Weatherford agreed to limit its voting power to 33 1/3% of our outstanding common stock, subject to certain limitations. The voting agreement terminated in December 2001 following the reduction of Castle Harlan Partner III, L.P.'s and its affiliates' ownership of our outstanding common stock to below 5%.

    On July 3, 2001, we completed the public offering of 1,333,333 shares of our common stock, together with 2,666,667 shares of our common stock sold by certain selling stockholders, including Castle Harlan Partners III, L.P. and its affiliates. The shares were sold in the offering at a price of $28.50 per share, and the offering provided us with net proceeds (after deducting underwriting discounts and commissions) of approximately $36.1 million. We used the proceeds to fund the cash portion of the purchase price for our acquisition of KCI, to repay a portion of KCI's indebtedness concurrently with the acquisition and to partially fund the purchase price of our acquisition of LCM.

    Consummation of the July 2001 offering, and Castle Harlan's reduced ownership of our common stock following that offering, gave the holders of Universal's 9 7/8% senior discount notes the right to require us to repurchase those notes at a price equal to 101% of the accreted value, plus accrued and unpaid interest to date. We repurchased approximately $5.8 million face value of the 9 7/8% senior discount notes in August 2001 using borrowings under our revolving credit facility.

    Since our initial public offering, we have completed six primary acquisitions. Our completed acquisitions include GCSI in September 2000, Weatherford Global and IEW in February 2001, CSII in April 2001, KCI and LCM in July 2001, and TCSI in October 2001. GCSI added approximately 138,000 horsepower to our fleet and provided us with an increased customer base, additional market segments and additional fabrication capabilities. IEW added approximately 26,000 horsepower to our fleet, as well as important offshore service capabilities. CSII added approximately 34,000 horsepower to our fleet in Mexico and Argentina. KCI added approximately 125,000 horsepower to our domestic fleet as well as significant fabrication expertise and capabilities, a 100,000 square foot fabrication facility in Tulsa, Oklahoma and expertise in the pipeline and related natural gas markets. LCM added to our ability to be a supplier of maintenance, repair, overhaul and upgrade services to natural gas pipeline and related markets. TCSI added to our compression parts and service capabilities for the natural gas producing industry as well as the refinery and petrochemical industries.

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

    We are the second largest provider of natural gas contract compression, sales, operations, maintenance and fabrication services to the natural gas industry in terms of horsepower, with one of the largest natural gas compressor fleets in the U.S. and a strong presence in key international markets.

                      UNIVERSAL COMPRESSION HOLDINGS, INC.

Three months ended December 31, 2001 compared to three months ended December 31, 2000

    Revenues. Our total revenues for the three months ended December 31, 2001 increased $117.4 million, or 196%, to $177.4 million, compared to $60.0 million for the three months ended December 31, 2000. Our contract compression revenues increased by $49.7 million, or 138%, to $85.9 million during the three months ended December 31, 2001 from $36.2 million during the three months ended December 31, 2000. Domestic contract compression revenues increased by $37.7 million, or 119%, to $69.4 million during the three months ended December 31, 2001 from $31.7 million during the three months ended December 31, 2000. Our international contract compression revenues increased by $12.1 million, or 275%, to $16.5 million during the three months ended December 31, 2001 from $4.4 million during the three months ended December 31, 2000. The increase in domestic contract compression revenues primarily resulted from continued expansion of our contract compression fleet through our acquisitions and our capital expenditure program. The increase in international contract compression revenues resulted from expansion of our international contract compression fleet, primarily through the addition of horsepower from our acquisitions, particularly our Weatherford Global acquisition and continued high utilization rates.

    Domestic average contracted horsepower for the three months ended December 31, 2001 increased by 145% to approximately 1,653,000 horsepower from approximately 676,000 horsepower for the three months ended December 31, 2000. The increase in domestic average contracted horsepower primarily resulted from the expansion of our domestic fleet through our acquisitions and our capital expenditure program. In addition, international average contracted horsepower for the three months ended December 31, 2001 increased by 436% to approximately 316,000 horsepower from approximately 59,000 horsepower for the three months ended December 31, 2000, primarily through expansion of our international contract compression fleet through our acquisitions and continued high utilization rates. Our average horsepower utilization rate for the three months ended December 31, 2001 was approximately 89.4%, up from 88.6% in the three months ended December 31, 2000. At the end of the quarter, we had approximately
2.2 million horsepower. The horsepower utilization rate at December 31, 2001 was approximately 88.4%.

    Our revenue from fabrication increased to $55.3 million for the quarter from $17.3 million in the same quarter a year ago, an increase of 220%. The increase in fabrication revenue, consisting mostly of equipment fabrication, was due primarily to our acquisitions. Revenues from fabrication vary quarter to quarter due to the time of completion of the equipment being sold. Our backlog of fabrication projects at December 31, 2001 was approximately $101 million, compared with a backlog of $30.5 million at the same time a year earlier. From September 30 to December 31, 2001, our backlog of $101 million generally remained constant, primarily due to customer demand and the continued expansion of our fabrication business.

    Our revenues from parts sales and service increased to $36.2 million during the three months ended December 31, 2001 from $6.5 million during the three months ended December 31, 2000, an increase of 457%. The increase was due primarily to our acquisitions of Weatherford Global, IEW and TCSI, which have made the parts sales and service segment a more significant part of our business.

    Gross Margin. Our gross margin (defined as total revenue less rental expense, cost of sales (exclusive of depreciation and amortization), gain on asset sales and interest income) for the three months ended December 31, 2001 increased $44.9 million, or 170%, to $71.3 million from $26.4 million for the three months ended December 31, 2000. Our contract compression gross margin for the three months ended December 31, 2001 increased $32.4 million, or 136%, to $56.3 million compared to a gross margin of $23.9 million for the three months ended December 31, 2000. Contract compression gross margin increased primarily as the result of our contract compression revenue growth discussed above and operating cost improvements. Our fabrication gross margin for the three months ended December 31, 2001 increased $4.9 million, or 288%, to $6.6 million compared to a gross margin of $1.7 million for the three months ended December 31, 2000. Fabrication gross margin increased primarily due to increased sales resulting from our acquisitions.

    Our parts sales and service gross margin for the three months ended December 31, 2001 increased $7.5 million, or 938%, to $8.3 million compared to a gross margin of $0.8 million for the three months ended December 31, 2000. Parts sales and service gross margin increased primarily due to our acquisitions, our continued growth within the service industry and operating cost improvements.

    Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the three months ended December 31, 2001 increased $11.4 million, or 240%, compared to the three months ended December 31, 2000. Selling, general and administrative expenses represented approximately 9% of revenue for the three months ended December 31, 2001 compared to approximately 8% of revenue for the three months ended December 31, 2000. The percentage increase was primarily due to normal expenses associated with our continued growth within the industry.

    EBITDA, As Adjusted. Our EBITDA, as adjusted, for the three months ended December 31, 2001 increased 154% to $55.1 million from $21.7 million for the three months ended December 31, 2000, primarily due to increases in total horsepower from acquisitions, continued expansion of our contract compression fleet and parts and service division, improved utilization of our contract compression fleet, gross margin contribution from fabrication and operating cost improvements realized by contract compression operations, partially offset by increased selling, general and administrative expenses as a percentage of revenues, as discussed above. EBITDA, as adjusted, is defined as net income plus income taxes, interest expense, leasing expense, management fees, depreciation and amortization, excluding non-recurring items, minority interest and extraordinary gains or losses. EBITDA, as adjusted, is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as an indicator of our operating performance or to net cash provided by operating activities as a measure of our liquidity. Additionally, the EBITDA, as adjusted, computation used herein may not be comparable to other similarly titled measures of other companies. EBITDA, as adjusted, represents a measure upon which management assesses financial performance, and certain covenants in our borrowing arrangements are tied to similar measures. We believe that EBITDA, as adjusted, is a standard measure of financial performance used for valuing companies in the compression industry. EBITDA, as adjusted, is a useful yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the majority of which are long-lived assets in the compression industry), or what their tax attributes may be.

    Depreciation and Amortization. Depreciation and amortization increased by $4.5 million to $12.2 million during the three months ended December 31, 2001, compared to $7.7 million during the three months ended December 31, 2000. The increase resulted primarily from the expansion of our contract compression fleet, offset partially by the compression equipment sold and leased back under our operating lease facilities. Included in depreciation and amortization for the three months ended December 31, 2000 is $0.9 million of goodwill amortization expense. As of April 1, 2001, we adopted SFAS 142, which among other things, eliminated the amortization of goodwill.

    Operating Leases. Operating leases' expense increased by $11.3 million to $14.8 million during the three months ended December 31, 2001 from $3.5 million during the three months ended December 31, 2000. The increase is due to the expense associated with increased balances on the operating lease facilities entered into concurrently with the Weatherford Global merger and the additional $122 million increase of the seven-year term senior secured notes operating lease facility (the "SSN Operating Lease Facility") in October 2001. The outstanding balance under the operating lease facilities at December 31, 2001 was $708.5 million, consisting of $549.0 million under our SSN Operating Lease Facility and $159.5 million under our asset-backed securitization operating lease facility (the "ABS Operating Lease Facility").

    Interest Expense. Interest expense remained constant at $5.4 million for the three months ended December 31, 2001 and for the three months ended December 31, 2000 because the primary component of our interest expense is the accretion of our 9 7/8% senior discount notes, which remains fairly constant.

    Net Income. We had net income of $13.8 million for the three months ended December 31, 2001 compared to net income of $3.1 million for the three months ended December 31, 2000. The change was primarily due to an increase in gross margins and contracted horsepower related to the continued expansion of our fleet, offset partially by increased depreciation, increased leasing expense from our operating lease facilities, increased selling, general and administrative expense resulting from our increased headcount due to growth and increased income tax expense resulting from our positive operating income.

Nine months ended December 31, 2001 compared to nine months ended December 31, 2000

    Revenues. Our total revenues for the nine months ended December 31, 2001 increased $358.7 million, or 269%, to $492.0 million, compared to $133.3 million for the nine months ended December 31, 2000. Our contract compression revenues increased by $156.0 million, or 171%, to $247.1 million during the nine months ended December 31, 2001 from $91.1 million during the nine months ended December 31, 2000. Domestic contract compression revenues increased by $121.9 million, or 156%, to $200.2 million during the nine months ended December 31, 2001 from $78.3 million during the nine months ended December 31, 2000. Our international contract compression revenues increased by $34.1 million, or 266%, to $46.9 million during the nine months ended December 31, 2001 from $12.8 million during the nine months ended December 31, 2000. The increase in domestic contract compression revenue primarily resulted from continued expansion of our contract compression fleet through our acquisitions and our capital expenditure program. The increase in international contract compression revenues resulted from expansion of our international contract compression fleet, primarily through the addition of horsepower from our acquisitions, particularly our Weatherford Global acquisition and continued high utilization rates.

    Domestic average contracted horsepower for the nine months ended December 31, 2001 increased by 178% to approximately 1,599,000 horsepower from approximately 575,000 horsepower for the nine months ended December 31, 2000. The increase in domestic average contracted horsepower primarily resulted from the expansion of our domestic fleet through our acquisitions and our capital expenditure program. In addition, international average rented horsepower for the nine months ended December 31, 2001 increased 449% to approximately 302,000 horsepower from approximately 55,000 horsepower for the nine months ended December 31, 2000, primarily through expansion of our international contract compression fleet, through our acquisitions and continued high utilization rates. Our average horsepower utilization rate for the nine months ended December 31, 2001 was approximately 91.1%, up from 86.6% in the nine months ended December 31, 2000. As of December 31, 2001, we had approximately 2.2 million horsepower. The horsepower utilization rate at December 31, 2001 was approximately 88.4%.

    Our revenue from fabrication increased to $144.3 million for the nine-month period from $33.3 million for the comparable period last year, an increase of 333%. The increase in fabrication revenue, consisting mostly of equipment fabrication, was due primarily to our acquisitions. Revenues from fabrication vary quarter to quarter due to the time of completion of the equipment being sold. Our backlog of fabrication projects at December 31, 2001 was approximately $101 million, compared with a backlog of $30.5 million at the same time a year earlier. From September 30 to December 31, 2001, our backlog of $101 million generally remained constant, primarily due to customer demand and the continued expansion of our fabrication business.

    Our revenues from parts sales and service increased to $100.6 million during the nine months ended December 31, 2001 from $8.9 million during the nine months ended December 31, 2000, an increase of 1,030%. Parts sales and service revenue increased primarily due to our acquisitions, which have made the parts sales and service segment a more significant part of our business, our continued growth within the industry and operating cost improvements.

    Gross Margin. Our gross margin (defined as total revenue less rental expense, cost of sales (exclusive of depreciation and amortization), gain on asset sales and interest income) for the nine months ended December 31, 2001 increased $133.1 million, or 202%, to $198.9 million from $65.8 million for the nine months ended December 31, 2000. Our contract compression gross margin for the nine months ended December 31, 2001 increased $100.2 million, or 167%, to $160.2 million compared to a gross margin of $60.0 million for the nine months ended December 31, 2000. Contract compression gross margin increased primarily as the result of our contract compression revenue growth discussed above and operating cost improvements. Our fabrication gross margin for the nine months ended December 31, 2001 increased $12.2 million, or 265%, to $16.8 million compared to a gross margin of $4.6 million for the nine months ended December 31, 2000. Fabrication gross margin increased primarily due to increased sales resulting from our acquisitions.

    Our parts sales and service gross margin for the nine months ended December 31, 2001 increased $20.6 million or 1,585%, to $21.9 million compared to a gross margin of $1.3 million for the nine months ended December 31, 2000. Parts sales and service gross margin increased primarily due to our acquisitions, our continued growth within the service industry and operating cost improvements.

    Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the nine months ended December 31, 2001 increased $32.7 million or 273% compared to the nine months ended December 31, 2000. Selling, general and administrative expenses represented approximately 9% of revenue for the nine months ended December 31,

2001 and December 31, 2000. The percentage remained constant primarily due to the elimination of management fees in connection with our initial public offering in May 2000, which was partially offset by higher selling, general and administrative expenses associated with the operations of our acquired businesses. These reductions have also been offset partially by increases in certain expenses related to our operating as a publicly traded company.

    EBITDA, As Adjusted. Our EBITDA, as adjusted, for the nine months ended December 31, 2001 increased 184% to $154.0 million from $54.2 million for the nine months ended December 31, 2000, primarily due to increases in horsepower from acquisitions, continued expansion of our contract compression fleet and parts and service division, improved utilization of our contract compression fleet, gross margin contribution from fabrication and operating cost improvements realized by contract compression operations. EBITDA, as adjusted, is defined as net income plus income taxes, interest expense, leasing expense, management fees, depreciation and amortization, excluding non-recurring items, minority interest and extraordinary gains or losses. EBITDA, as adjusted, is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as an indicator of our operating performance or to net cash provided by operating activities as a measure of our liquidity. Additionally, the EBITDA, as adjusted, computation used herein may not be comparable to other similarly titled measures of other companies. EBITDA, as adjusted, represents a measure upon which management assesses financial performance, and certain covenants in our borrowing arrangements are tied to similar measures. We believe that EBITDA, as adjusted, is a standard measure of financial performance used for valuing companies in the compression industry. EBITDA, as adjusted, is a useful yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the majority of which are long-lived assets in the compression industry), or what their tax attributes may be.

    Non-recurring Charges. During the nine months ended December 31, 2000, we incurred non-recurring charges of $7.1 million related to the early termination of a management agreement and a consulting agreement and other related fees in connection with our initial public offering and concurrent financing transactions.

    Depreciation and Amortization. Depreciation and amortization increased by $13.4 million to $35.3 million during the nine months ended December 31, 2001, compared to $21.9 million during the nine months ended December 31, 2000. The increase resulted primarily from the expansion of our contract compression fleet, offset partially by the compression equipment sold and leased back under our operating lease facilities. Included in depreciation and amortization for the nine months ended December 31, 2000 is $2.3 million of goodwill amortization expense. As of April 1, 2001, we adopted SFAS 142, which among other things, eliminated the amortization of goodwill.

    Operating Leases. Operating leases' expense increased by $34.2 million to $40.4 million during the nine months ended December 31, 2001 from $6.2 million during the nine months ended December 31, 2000. The increase is due to the expense associated with increased balances on the operating lease facilities entered into concurrently with the Weatherford Global acquisition and the additional $122 million increase of the SSN Operating Lease Facility in October 2001. The outstanding balance under the operating lease facilities at December 31, 2001 was $708.5 million, consisting of $549.0 million under our SSN Operating Lease Facility and $159.5 million under our ABS Operating Lease Facility.

    Interest Expense. Interest expense decreased $1.1 million to $17.5 million for the nine months ended December 31, 2001 from $18.6 million for the nine months ended December 31, 2000, primarily as a result of the reduction of debt resulting from our initial public offering and financing restructurings.

    Extraordinary Loss. During the nine months ended December 31, 2000, we incurred extraordinary losses of $10.0 million ($6.3 million net of income tax) related to debt restructurings that occurred concurrently with our initial public offering.

    Net Income (Loss). We had net income of $37.1 million for the nine months ended December 31, 2001 compared to a net loss of $6.0 million for the nine months ended December 31, 2000. The change was primarily due to extraordinary and non-recurring charges incurred during the nine months ended December 31, 2000, as well as an increase in our gross margins and a decrease in interest expense, offset partially by increased depreciation and amortization related to the continued expansion of our fleet, increased leasing expense resulting from our operating lease facilities, increased selling, general and administrative expense resulting from our increased headcount due to growth, and increased income tax expense resulting from our positive operating income.

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

    On July 3, 2001, we completed the offering of 1,333,333 shares of our common stock together with 2,666,667, shares of our common stock sold by certain selling stockholders, including Castle Harlan Partners III, L.P. and its affiliates. The shares were sold in the offering at a price of $28.50 per share, and the offering provided us with net proceeds (after deducting underwriting discounts and commissions) of approximately $36.1 million. We used the proceeds to fund the $26.3 million cash portion of the purchase price in our acquisition of KCI, to repay a portion of KCI's indebtedness concurrently with the acquisition, and to partially fund the $26.3 million cash portion of the purchase price in our acquisition of LCM.

    Pursuant to the indenture governing Universal's 9 7/8% senior discount notes due 2008, the holders of the notes had the right to require Universal to repurchase the notes through August 23, 2001 as a result of the consummation of the July 2001 equity offering as Castle Harlan's ownership of less than 20% of our common stock constituted a change of control under the indenture. We repurchased approximately $5.8 million face value of these notes in August 2001 with borrowings under our revolving credit facility. As of December 31, 2001, Universal had approximately $210.7 million aggregate principal amount outstanding under the 9 7/8% senior discount notes.

    During the third fiscal quarter, we completed our acquisition of TCSI for approximately $22.5 million in cash. In addition, we recently reviewed our fleet to identify compressors that were underperforming relative to the rest of our fleet due to such factors as geographic location, age or maintenance. Following our review, we sold approximately 230 compressors, averaging roughly 30 horsepower each, to our customers. Since the units that were sold were acquired in the acquisitions we have made during the last twelve months, we have not recognized any gain or loss on the sale of these assets. The value of the assets was adjusted to equal the sale price and the offset was recorded as a decrease to the acquiree's recorded goodwill balance.

    Our cash and cash equivalents balance at December 31, 2001 was $19.0 million, compared to $12.3 million at March 31, 2001.

    During the nine months ended December 31, 2001, cash flows from operations provided $92.8 million, primarily from net income of $37.1 million, depreciation of $35.3 million, a decrease in inventories of $23.2 million and $40.1 million of other working capital. Partially offsetting this, we used cash in the amount of $42.9 million to decrease accounts payable and accrued liabilities.

    During the nine months ended December 31, 2001, we used $312.1 million of cash for investing activities, which primarily consisted of $139.4 million for fixed asset additions and $175.1 million for acquisitions.

    During the nine months ended December 31, 2001, $226.0 million of cash provided by financing activities, which primarily consisted of $181.0 million from proceeds from sales of compression equipment to our operating lease facilities and $56.6 million from the issuance of common stock, partially offset by repayments of debt and issuance costs related to the operating lease facilities and stock offering of $11.6 million.

    On October 23, 2001, we sold an additional $122 million of compression equipment to BRL Universal Equipment 2001 A, L.P. and leased the equipment back under our existing SSN Operating Lease Facility. We used the net proceeds from the sale of the compression equipment to repay all of the outstanding indebtedness under our revolving credit facility with the remaining proceeds used to repay a portion of the obligations under our ABS Operating Lease Facility and for general corporate purposes. Most of the funds used to pay for the compression equipment under the SSN Operating Lease Facility came from the issuance and sale by the issuers, BRL Universal Equipment 2001 A, L.P. and BRL Universal Equipment Corp., in a private placement in October 2001 of $100.0 million aggregate principal amount of additional 8 7/8% senior secured notes due 2008. On December 31, 2001, the SEC declared effective the registration statement on Form S-4 (File No. 333-74342) filed by the issuers, Universal and us with respect to the registration of $100.0 million aggregate principal amount of new additional 8 7/8% senior secured notes due 2008 with our related lease and guarantee obligations for exchange with the October 2001 $100.0 million notes. The exchange offer will expire at 5:00 p.m., New York City time, on February 19, 2002. The terms of the new additional notes are substantially identical to the October

2001 additional notes issued under an indenture dated February 9, 2001, except that the new additional notes are freely transferable under the Securities Act of 1933 and do not have any exchange or registration rights. The October 2001 notes increased the notes outstanding under the indenture to an aggregate principal amount of $450.0 million.

    In accordance with generally accepted accounting principles, the operating leases' balance of $708.5 million outstanding as of December 31, 2001, were not recorded as liabilities in our consolidated balance sheet as of that date except to the extent of approximately $121.6 million of deferred gain. Likewise, the leased equipment under the operating leases, representing approximately 1.1 million horsepower and having a gross and net book value of approximately $606.6 million and $586.9 million, respectively, was not recorded as assets in our December 31, 2001 consolidated balance sheet, and we did not record depreciation of such leased equipment as an expense in our consolidated statements of operations for periods ending on or prior to December 31, 2001. If the operating leases were recorded on the consolidated balance sheet as of December 31, 2001, total liabilities would have been increased by approximately $586.9 million, and if the leased equipment under such operating leases (having a gross and net book value, at the date they were sold to the lessors, of $606.6 million and $586.9 million, respectively) had been recorded as assets in such consolidated balance sheet, total assets would have increased by approximately $586.9 million (less depreciation). However, if such leased equipment had been recorded as assets in our consolidated balance sheet, we would have recorded depreciation of such equipment as an expense in our consolidated statements of operations. Under our current policy, depreciation of owned contract compression equipment is generally calculated using the straight line method over a period of 15 years with residual value of 20%.

    As of December 31, 2001, our debt to capitalization ratio, including the operating leases, was 55.5% and our book debt to capitalization ratio, excluding operating leases, was 23.0%.

    As of February 11, 2002, subject to covenant and other restrictions, we had unused credit availability of approximately $165.5 million (approximately $40.5 million under our asset-backed securitization facility and $125 million under our revolving credit facility).

    We have realized approximately $20 million of cost savings on an annualized basis from our Weatherford Global acquisition. The key drivers for the savings were the elimination of overlapping areas of various domestic operations, including fabrication facilities, as well as duplicate selling, general and administrative activities.

    For fiscal 2002, we expect revenues to be approximately $670 to $675 million, with expected EBITDA, as adjusted, of approximately $212 to $213 million. These expected results are based on slight quarterly gross margin improvements in both the domestic and international contract compression segments and the parts sales and service segment, as well as continued revenue growth in all business segments, although there are indications of a current softness in the domestic compression market. We estimate that a 1% decrease in utilization of our fleet would likely result in a decline in annual revenues of approximately $3 million and a decline in annual EBITDA, as adjusted, of approximately $2 million.

    Operating lease and net interest expense for the current fiscal year are expected to be approximately $78 to $79 million, with depreciation of approximately $48 to $49 million for the fiscal year.

    Under current market conditions, and assuming no negative impact from the situation in Argentina, these projections are expected to result in approximately $1.71 to $1.72 earnings per diluted share for the fiscal year.

    Capital expenditures, excluding acquisitions, are expected to be approximately $190 million for the fiscal 2002 year, with approximately $110 million for domestic expansion, approximately $45 million for international expenditures, approximately $25 to $27 million for maintenance capital expenditures and approximately $5 million for general corporate expenditures. We currently expect capital expenditures, excluding acquisitions, for the fiscal year ending March 31, 2003 to be approximately $140 - $170 million.

    As a result of the financial situation in Argentina we are involved in negotiations with our customers in Argentina as to the currency in which contract amounts are to be paid, as mandated by the Argentine government. The majority of our existing contracts were written to ensure that we received U.S. dollars rather than Argentine pesos, thus reducing our exposure to fluctuations in the Argentine peso's value. We are currently evaluating the full impact of the measures taken by the Argentine government. For the three- and nine-month periods ended December 31, 2001, Argentina represented approximately 4.8% and 5.1% of our revenue, respectively, and 7.9% and 8.4% of our EBITDA, as adjusted, respectively. Based on such estimates, we do not believe the financial situation in Argentina will have a material adverse effect on our consolidated financial position, operating results or cash flows.

    We believe that funds generated from our operations, together with our existing cash and the additional capacity available under our revolving credit facility and ABS Operating Lease Facility, will be sufficient to finance our current operations, planned capital expenditures and internal growth for the remainder of fiscal year 2002. If we were to make significant additional acquisitions for cash, we may need to obtain additional debt, equity or operating lease financing.


                           UNIVERSAL COMPRESSION, INC.

Three months ended December 31, 2001 compared to three months ended December 31, 2000

    Revenues. Universal's total revenues for the three months ended December 31, 2001 increased $117.4 million, or 196%, to $177.4 million, compared to $60.0 million for the three months ended December 31, 2000. Universal's contract compression revenues increased by $49.7 million, or 138%, to $85.9 million during the three months ended December 31, 2001 from $36.2 million during the three months ended December 31, 2000. Domestic contract compression revenues increased by $37.7 million, or 119%, to $69.4 million during the three months ended December 31, 2001 from $31.7 million during the three months ended December 31, 2000. Universal's international contract compression revenues increased by $12.1 million, or 275%, to $16.5 million during the three months ended December 31, 2001 from $4.4 million during the three months ended December 31, 2000. The increase in domestic contract compression revenues primarily resulted from continued expansion of our contract compression fleet through Universal's acquisitions and our capital expenditure program. The increase in international contract compression revenues resulted from expansion of Universal's international contract compression fleet, primarily through the addition of horsepower from Universal's acquisitions, particularly the Weatherford Global acquisition, and continued high utilization rates.

    Domestic average contracted horsepower for the three months ended December 31, 2001 increased by 145% to approximately 1,653,000 horsepower from approximately 676,000 horsepower for the three months ended December 31, 2000. The increase in domestic average contracted horsepower primarily resulted from the expansion of Universal's domestic fleet through acquisitions and our capital expenditure program. In addition, international average rented horsepower for the three months ended December 31, 2001 increased by 436% to approximately 316,000 horsepower from approximately 59,000 horsepower for the three months ended December 31, 2000, primarily through expansion of Universal's international contract compression fleet through acquisitions and continued high utilization rates. Average horsepower utilization rate for the three months ended December 31, 2001 was approximately 89.4%, up from 88.6% in the three months ended December 31, 2000. At the end of the quarter, Universal had approximately 2.2 million horsepower. The horsepower utilization rate at December 31, 2001 was approximately 88.4%.

    Universal's revenue from fabrication increased to $55.3 million for the quarter from $17.3 million in the same quarter a year ago, an increase of 220%. The increase in fabrication revenue, consisting mostly of equipment fabrication was due primarily to Universal's acquisitions. Revenues from fabrication vary quarter to quarter due to the time of completion of the equipment being sold. Universal's backlog of fabrication projects at December 2001 was approximately $101 million, compared with a backlog of $30.5 million at the same time a year earlier. From September 30 to December 31, 2001, Universal's backlog of $101 million generally remained constant, primarily due to customer demand and the continued expansion of our fabrication business.

    Universal's revenues from parts sales and service increased to $36.2 million during the three months ended December 31, 2001 from $6.5 million during the three months ended December 31, 2000, an increase of 457%. The increase was due primarily to the acquisitions of Weatherford Global, IEW and TCSI, which have made the parts sales and service segment a more significant part of Universal's business.

    Gross Margin. Universal's gross margin (defined as total revenue less rental expense, cost of sales (exclusive of depreciation and amortization), gain on asset sales and interest income) for the three months ended December 31, 2001 increased $44.9 million, or 170%, to $71.3 million from $26.4 million for the three months ended December 31, 2000. Universal's contract compression gross margin for the three months ended December 31, 2001 increased $32.4 million, or 136%, to $56.3 million compared to a gross margin of $23.9 million for the three months ended December 31, 2000. Contract compression gross margin increased primarily as the result of Universal's contract compression revenue growth discussed above and operating cost improvements. Universal's fabrication gross margin for the three months ended December 31, 2001 increased $4.9 million, or 288%, to $6.6 million compared to a gross margin of $1.7 million for the three months ended December 31, 2000. Fabrication gross margin increased primarily due to increased sales resulting from acquisitions.

    Universal's parts sales and service gross margin for the three months ended December 31, 2001 increased $7.5 million or 938%, to $8.3 million compared to a gross margin of $0.8 million for the three months ended December 31, 2000. Parts sales and service gross margin increased primarily due to acquisitions, continued growth within the service industry and operating cost improvements.

    Selling, General and Administrative Expenses. Universal's selling, general and administrative expenses for the three months ended December 31, 2001 increased $11.4 million, or 240%, compared to the three months ended December 31, 2000. Selling, general and administrative expenses represented approximately 9% of revenue for the three months ended December 31, 2001 compared to approximately 8% of revenue for the three months ended December 31, 2000. The percentage increase was primarily due to normal expenses associated with Universal's continued growth in the industry.

    EBITDA, As Adjusted. Universal's EBITDA, as adjusted, for the three months ended December 31, 2001 increased 154% to $55.1 million from $21.7 million for the three months ended December 31, 2000, primarily due to increases in total horsepower, continued expansion of its contract compression fleet, parts sales and services division, improved utilization of its contract compression fleet, gross margin contribution from fabrication and operating cost improvements realized by contract compression operations, partially offset by increased selling, general and administrative expenses as a percentage of revenues, as discussed above. EBITDA, as adjusted, is defined as net income plus income taxes, interest expense, leasing expense, management fees, depreciation and amortization, excluding non-recurring items, minority interest and extraordinary gains or losses. EBITDA, as adjusted, is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as an indicator of Universal's operating performance or to net cash provided by operating activities as a measure of its liquidity. Additionally, the EBITDA, as adjusted, computation used herein may not be comparable to other similarly titled measures of other companies. EBITDA, as adjusted, represents a measure upon which management assesses financial performance, and certain covenants in Universal's borrowing arrangements will be tied to similar measures. Universal believes that EBITDA, as adjusted, is a standard measure of financial performance used for valuing companies in the compression industry. EBITDA, as adjusted, is a useful yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the majority of which are long-lived assets in the compression industry), or what their tax attributes may be.

    Depreciation and Amortization. Depreciation and amortization increased by $4.5 million to $12.2 million during the three months ended December 31, 2001, compared to $7.7 million during the three months ended December 31, 2000. The increase resulted primarily from the expansion of Universal's contract compression fleet, offset partially by the compressor equipment sold and leased back under Universal's operating lease facility. Included in depreciation and amortization for the three months ended December 31, 2000 is $0.8 million of amortization expense. As of April 1, 2001, Universal adopted SFAS 142, which among other things, eliminated the amortization of goodwill.

    Operating Leases. Operating leases' expense increased by $11.3 million to $14.8 million during the three months ended December 31, 2001 from $3.5 million during the three months ended December 31, 2000. The increase is due to the expense associated with increased balances on the operating lease facilities entered into concurrently with the Weatherford Global acquisition and the additional $122 million increase of the SSN Operating Lease Facility in October 2001. The outstanding balance under the operating lease facilities at December 31, 2001 was $708.5 million, consisting of $549.0 million under the SSN Operating Lease Facility and $159.5 million under Universal's asset-backed securitization operating lease facility.

    Interest Expense. Interest expense remained constant at $5.4 million for the three months ended December 31, 2001 and for the three months ended December 31, 2000 because the primary component of interest expense is the accretion of the 9 7/8% senior discount notes, which remains fairly constant.

    Net Income. Universal had net income of $13.8 million for the three months ended December 31, 2001 compared to net income of $3.1 million for the three months ended December 31, 2000. The change was primarily due to an increase in Universal's gross margins and contracted horsepower related to the continued expansion of Universal's fleet, offset partially by increased depreciation, increased leasing expense resulting from Universal's operating lease facilities, increased selling, general and administrative expense resulting from increased headcount due to growth and increased income tax expense resulting from positive operating income.

Nine months ended December 31, 2001 compared to nine months ended December 31, 2000

    Revenues. Universal's total revenues for the nine months ended December 31, 2001 increased $358.7 million, or 269%, to $492.0 million, compared to $133.3 million for the nine months ended December 31, 2000. Universal's contract compression revenues increased by $156.0 million, or 171%, to $247.1 million during the nine months ended December 31, 2001 from $91.1 million during the nine months ended December 31, 2000. Domestic contract compression revenues increased by $121.9 million, or 156%, to $200.2 million during the nine months ended December 31, 2001 from $78.3 million during the nine months ended December 31, 2000. Universal's international contract compression revenues increased by $34.1 million, or 266%, to $46.9 million during the nine months ended December 31, 2001 from $12.8 million during the nine months ended December 31, 2000. The increase in domestic contract compression revenues primarily resulted from continued expansion of Universal's contract compression fleet through acquisitions and our capital expenditure program. The increase in international contract compression revenues resulted from expansion of Universal's international contract compression fleet, primarily through the addition of horsepower from acquisitions, particularly the Weatherford Global acquisition, and continued high utilization rates.

    Domestic average contracted horsepower for the nine months ended December 31, 2001 increased by 178% to approximately 1,599,000 horsepower from approximately 575,000 horsepower for the nine months ended December 31, 2000. The increase in domestic average contracted horsepower primarily resulted from the expansion of the domestic fleet through acquisitions and our capital expenditure program. In addition, international average rented horsepower for the nine months ended December 31, 2001 increased 449% to approximately 302,000 horsepower from approximately 55,000 horsepower for the nine months ended December 31, 2000, primarily through expansion of the international contract compression fleet, acquisitions and continued high utilization rates. Average horsepower utilization rate for the nine months ended December 31, 2001 was approximately 91.1%, up from approximately 86.6% in the nine months ended December 31, 2000. At the end of the quarter, we had approximately 2.2 million horsepower. The horsepower utilization rate at December 31, 2001 was approximately 88.4%.

    Universal's revenue from fabrication increased to $144.3 million for the nine-month period from $33.3 million for the comparable period last year, an increase of 333%. The increase in fabrication revenue, consisting mostly of equipment fabrication was due primarily to the acquisitions of Weatherford Global, IEW and TCSI. Revenues from fabrication vary quarter to quarter due to the time of completion of the equipment being sold. Universal's backlog of fabrication projects at December 31, 2001 was approximately $101 million, compared with a backlog of $30.5 million at the same time a year earlier. From September 30 to December 31, 2001, Universal's backlog of $101 million generally remained constant, primarily due to customer demand and the continued expansion of our fabrication business.

    Universal's revenues from parts sales and service increased to $100.6 million during the nine months ended December 31, 2001 from $8.9 million during the nine months ended December 31, 2000, an increase of 1,030%. The increase was due primarily to Universal's acquisitions, which have made the parts sales and service segment a more significant part of Universal's business, and operating cost improvements.

    Gross Margin. Universal's gross margin (defined as total revenue less rental expense, cost of sales (exclusive of depreciation and amortization), gain on asset sales and interest income) for the nine months ended December 31, 2001 increased $133.1 million, or 202%, to $198.9 million from $65.8 million for the nine months ended December 31, 2000. Universal's contract compression gross margin for the nine months ended December 31, 2001 increased $100.2 million, or 167%, to $160.2 million compared to a gross margin of $60.0 million for the nine months ended December 31, 2000. Contract compression gross margin increased primarily as the result of Universal's contract compression revenue growth discussed above and operating cost improvements. Universal's fabrication gross margin for the nine months ended December 31, 2001 increased $12.2 million, or 265%, to $16.8 million compared to a gross margin of $4.6 million for the nine months ended December 31, 2000. Fabrication gross margin increased primarily due to increased sales resulting from Universal's acquisitions.

    Universal's parts sales and service gross margin for the nine months ended December 31, 2001 increased $20.6 million or 1,585%, to $21.9 million compared to a gross margin of $1.3 million for the nine months ended December 31, 2000. Parts sales and service gross margin increased primarily due to acquisitions, continued growth within the service industry and operating cost improvements.

    Selling, General and Administrative Expenses. Universal's selling, general and administrative expenses for the nine months ended December 31, 2001 increased $32.7 million, or 273%, compared to the nine months ended December 31, 2000. Selling, general and administrative expenses represented approximately 9% of revenue for the nine months ended December 31, 2001 and December 31, 2000. The percentage remained constant primarily due to the elimination of management fees in connection with Holdings' initial public offering in May 2000, which was partially offset by higher selling, general and administrative expenses associated with the operations of Universal's acquired businesses and increases in certain expenses related to Holdings operating as a publicly traded company.

    EBITDA, As Adjusted. Universal's EBITDA, as adjusted, for the nine months ended December 31, 2001 increased 184% to $154.0 million from $54.2 million for the nine months ended December 31, 2000, primarily due to increases in horsepower from acquisitions, continued expansion of its contract compression fleet and parts sales and services division, improved utilization of the contract compression fleet, gross margin contribution from fabrication and operating cost improvements realized by contract compression operations. EBITDA, as adjusted, is defined as net income plus income taxes, interest expense, leasing expense, management fees, depreciation and amortization, excluding non-recurring items, minority interest and extraordinary gains or losses. EBITDA, as adjusted, is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as an indicator of Universal's operating performance or to net cash provided by operating activities as a measure of its liquidity. Additionally, the EBITDA, as adjusted, computation used herein may not be comparable to other similarly titled measures of other companies. EBITDA, as adjusted, represents a measure upon which management assesses financial performance, and certain covenants in Universal's borrowing arrangements will be tied to similar measures. Universal believes that EBITDA, as adjusted, is a standard measure of financial performance used for valuing companies in the compression industry. EBITDA, as adjusted, is a useful yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the majority of which are long-lived assets in the compression industry), or what their tax attributes may be.

    Non-recurring Charges. During the nine months ended December 31, 2000, Universal incurred non-recurring charges of $7.1 million related to the early termination of a management agreement and a consulting agreement and other related fees in connection with Holdings' initial public offering and concurrent financing transactions.

    Depreciation and Amortization. Depreciation and amortization increased by $13.4 million to $35.3 million during the nine months ended December 31, 2001, compared to $21.9 million during the nine months ended December 31, 2000. The increase resulted primarily from the expansion of Universal's contract compression fleet, offset partially by the compressor equipment sold and leased back under Universal's operating lease facility. Included in depreciation and amortization for the nine months ended December 31, 2000 is $3.2 million of amortization expense. As of April 1, 2001, Universal adopted SFAS 142, which among other things, eliminated the amortization of goodwill.

    Operating Leases. Operating leases' expense increased by $34.2 million to $40.4 million during the nine months ended December 31, 2001 from $6.2 million during the nine months ended December 31, 2000. The increase is due to the expense associated with an increased balance on the operating lease facilities entered into concurrently with the Weatherford Global acquisition and the additional $122 million increase of the SSN Operating Lease Facility in October 2001. The outstanding balance under the operating lease facilities at December 31, 2001 was $708.5 million, consisting of $549.0 million under the SSN Operating Lease Facility and $159.5 million under Universal's ABS operating lease facility.

    Interest Expense. Interest expense decreased $0.5 million to $17.5 million for the nine months ended December 31, 2001 from $18.0 million for the nine months ended December 31, 2000, primarily as a result of the reduction of debt resulting from Holding's initial public offering and its related financing restructurings.

    Extraordinary Loss. During the nine months ended December 31, 2000, Universal incurred extraordinary losses of $5.4 million ($3.4 million net of income tax) related to debt restructurings that occurred concurrently with Holdings' initial public offering.

    Net Income (Loss). Universal had net income of $37.1 million for the nine months ended December 31, 2001 compared to a net loss of $2.8 million for the nine months ended December 31, 2000. The change was primarily related to extraordinary and non-recurring charges incurred during the nine months ended December 31, 2000, as well as an increase in Universal's gross margins and a decrease in interest expense, offset partially by increased depreciation and amortization related to the continued expansion of Universal's fleet, leasing expense resulting from Universal's operating lease facilities, selling, general and administrative expense resulting from Universal's increased headcount due to growth, and income tax expense resulting from Universal's positive operating income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to some market risk due to the floating or variable interest rates under our financing arrangements. A portion of the interest and lease payments under our financing arrangements are based on a floating rate (a base rate or LIBOR, at our option, in the case of our revolving credit facility, and LIBOR, in the case of our operating lease facilities) plus a variable amount based on our operating results. The one-month LIBOR rate at December 31, 2001 was 1.9%. A 1.0% increase in interest rates would result in an annual increase of approximately $1.0 million of interest and operating lease expense. As of December 31, 2001, approximately $99 million of our indebtedness and other obligations outstanding bear interest at floating rates.

    In order to minimize any significant foreign currency credit risk, we generally contractually require that payment by our customers be made in U.S. dollars. If payment is not made in U.S. dollars, we generally utilize the exchange rate into U.S. dollars on the payment date or balance payments in local currency against local expenses. As a result of the financial situation in Argentina we are involved in negotiations with our customers in Argentina as to the currency in which contract amounts are to be paid, as mandated by the Argentine government. We are currently evaluating the full impact of the measures taken by the Argentine government and do not believe the financial situation in Argentina will have a material adverse effect on our cash flows.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

    Effective January 2002 following the previously announced resignations of two directors, the Company's Board of Directors changed the composition of its Audit and Compensation Committees. The Audit Committee now is comprised of Uriel
E. Dutton, Thomas C. Case and Samuel Urcis, with Mr. Dutton serving as Chairman. Edmund P. Segner III, Bernard J. Duroc-Danner and Curtis W. Huff now serve on the Compensation Committee, which is chaired by Mr. Duroc-Danner.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

The following documents have been included as Exhibits to this report:

       EXHIBIT    DESCRIPTION
       -------    -----------

         4.1 First Supplemental Indenture, dated as of September 11, 2001, among BRL Universal Equipment 2001 A, L.P. and BRL Universal Equipment Corp., as Issuers, and The Bank of New York, as Trustee, with Respect to the 8 7/8% Senior Secured Notes due 2008 (incorporated by reference to Exhibit 4.1 to Universal Compression Holdings, Inc.'s Current Report on Form 8-K dated October 24, 2001).

         4.2* Amendment No. 1 to Indenture, dated as of October 1, 2001, between BRL Universal Compression Funding I, L.P., as Issuer, and Wells Fargo Bank Minnesota, N.A., as Indenture Trustee.

         4.3* Amendment No. 2 to the Indenture, dated as of February 8, 2002, between BRL Universal Compression Funding I, L.P., as Issuer, and Wells Fargo Bank Minnesota, N.A., as Indenture Trustee.

         10.1 Registration Rights Agreement, dated as of October 23, 2001, among BRL Universal Equipment 2001 A, L.P., and BRL Universal Equipment Corp., as Issuers, Universal Compression Holdings, Inc. and Universal Compression, Inc., Deutsche Banc Alex. Brown Inc., First Union Securities, Inc., Banc One Capital Markets, Inc. and Scotia Capital (USA), Inc. as Initial Purchasers (incorporated by reference to Exhibit 4.2 to Universal Compression Holdings, Inc.'s Current Report on Form 8-K dated October 24, 2001).

         10.2 First Amendment to Equipment Lease Agreement, with respect to the Senior Secured Notes Operating Lease Facility, dated as of October 15, 2001, between BRL Universal Equipment 2001 A, L.P., as Lessor, and Universal Compression, Inc., as Lessee (incorporated by Reference to Exhibit 10.1 to Universal Compression Holdings, Inc.'s Current Report on Form 8-K dated October 24, 2001).

         10.3 First Amended and Restated Participation Agreement, dated as of October 15, 2001, among Universal Compression, Inc., as Lessee, Universal Compression Holdings, Inc., as Guarantor, BRL Universal Compression Equipment 2001 A, L.P., as Lessor, the financial institutions listed on the signature pages as Tranche B Lenders, The Bank of New York, not in its individual capacity but as Indenture Trustee, Paying Agent, Transfer Agent and Registrar for the Tranche A Noteholders, BRL Universal Equipment Management, Inc., as Lessor General Partner, Bankers Trust Company, as Administrative Agent and Collateral Agent for the Tranche B Lenders and Indenture Trustee on behalf of the Tranche A Noteholders, Deutsche Banc Alex. Brown Inc., as Arranger, The Bank of Nova Scotia, as Syndicate Agent for Tranche B Lenders, Bank One, N.A., as Documentation Agent for Tranche B Lenders, and First Union National Bank, as Managing Agent (incorporated by Reference to
                  Exhibit 10.2 to Universal Compression Holdings, Inc.'s Current Report on Form 8-K dated October 24, 2001).

         10.4 Participation Agreement Supplement No. 1, dated as of October 23, 2001, among Universal Compression, Inc., as Lessee, Universal Compression Holdings, Inc., as Guarantor, BRL Universal Equipment 2001 A, L.P., as Lessor, The Bank of New York, not in its individual capacity but as Indenture Trustee for the Tranche A Noteholders (incorporated by reference to Exhibit 10.3 to Universal Compression Holdings, Inc.'s Current Report on Form 8-K dated October 24, 2001).

         10.5 First Amendment to Tranche B Loan Agreement, dated as of October 15, 2001, among BRL Universal Equipment 2001 A, L.P., Bankers Trust Company, as Administrative Agent for Tranche B Lenders and as Collateral Agent (incorporated by reference to Exhibit 10.4 to Universal Compression Holdings, Inc.'s Current Report on Form 8-K dated October 24, 2001).

         10.6 Amendment No. 2 to Management Agreement, dated as of July 16, 2001, among Universal Compression, Inc., UCO Compression LLC and BRL Universal Compression Funding I, L.P. (incorporated by reference to Exhibit 10.15 of Universal Compression Holdings, Inc. Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 30, 2001 (File No. 333-74342)).

         10.7 Amendment No. 3 to Management Agreement, dated as of September 14, 2001, among Universal Compression, Inc., UCO Compression LLC and BRL Universal Compression Funding I, L.P. (incorporated by reference to Exhibit 10.16 of Universal Compression Holdings, Inc. Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 30, 2001 (File No. 333-74342)).

         10.8* Amendment No. 4 to Management Agreement, dated as of November 8, 2001, among Universal Compression, Inc., UCO Compression LLC and BRL Universal Compression Funding I, L.P.

         10.9* Amendment No. 5 to the Management Agreement, dated as of February 8, 2002, among Universal Compression, Inc., UCO Compression LLC and BRL Universal Compression Funding I, L.P.

         10.10* Back-up Management Agreement, dated as of February 1, 2002, among Caterpillar Inc., UCO Compression LLC, BRL Universal Compression Funding I, L.P. and Universal Compression, Inc.

         10.11* Amendment No. 1 to the Master Equipment Lease Agreement, dated February 8, 2002, between BRL Universal Compression Funding I, L.P. and UCO Compression LLC.

-------------
    *      Filed herewith


(b) Reports on Form 8-K.

The Company and Universal filed the following Current Reports on Form 8-K during the third quarter of fiscal 2002:

     - The Company and Universal filed a Current Report on Form 8-K on October 9, 2001 to report under Item 5 the retirement of Jack B. Hilburn, Senior Vice President, and to report under Item 9 the Company's participation in a conference and the reaffirmation of certain earnings guidance at such conference.

     - The Company and Universal filed a Current Report on Form 8-K on October 24, 2001 to report under Item 5 the sale of an additional $122 million of equipment under its SSN Operating Lease Facility and to file under Item 7 certain exhibits relating thereto.

     - The Company and Universal filed a Current Report on Form 8-K on October 29, 2001 to report under Item 5 the issuance of a press release announcing earnings for its second fiscal quarter and to report under Item 9 certain matters discussed on a conference call broadcast to investors over the Internet with respect to the results of the quarter.

     - The Company and Universal filed a Current Report on Form 8-K on December 7, 2001 to report under Item 5 among other things, (1) the filing of a Registration Statement on Form S-4 to register the issuance by the unaffiliated issuers of $100 million aggregate principal amount of the new additional 8 7/8% senior secured notes due 2008 and our related lease and guarantee obligations and (2) the termination of voting agreements and to file under Item 7 certain exhibits relating thereto.

In addition, the Company and Universal filed the following Current Reports on Form 8-K subsequent to December 31, 2001:

     - The Company and Universal filed a Current Report on Form 8-K on January 7, 2002 to report under Item 5 the effectiveness of the Registration Statement on Form S-4 with respect to the registration of $100 million aggregate principal amount of the unaffiliated issuers' new additional 8 7/8% senior secured notes due 2008 and our related lease and guarantee obligations.

     - The Company and Universal filed a Current Report on Form 8-K on January 23, 2002 to report under Item 5 the announcement of its scheduled third fiscal quarter earning release and conference call and the retirement of two members of the Company's Board of Directors, John K. Castle and C. Kent May, and to file under Item 7 a related press release and to report under Item 9 the timing of the release of financial results and the conference call broadcast to investors over the Internet with respect to the results of the quarter.

     - The Company and Universal filed a Current Report on Form 8-K on February 4, 2002 to report under Item 5 the issuance of a press release announcing earnings for its third fiscal quarter and other corporate matters regarding the new composition of the Company's Audit and Compensation Committees, and to report under Item 9 certain matters discussed on a conference call broadcast to investors over the Internet with respect to the results of the quarter and other corporate matters.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

                                           UNIVERSAL COMPRESSION HOLDINGS, INC.

Date: February 14, 2002                    By: /s/ RICHARD W. FITZGERALD
                                               -------------------------
                                                    Richard W. FitzGerald,
                                                    Senior Vice President and
                                                    Chief Financial Officer

                                           UNIVERSAL COMPRESSION, INC.

                                           By: /s/ RICHARD W. FITZGERALD
                                               -------------------------
                                                    Richard W. FitzGerald,
                                                    Senior Vice President and
                                                    Chief Financial Officer

                                INDEX TO EXHIBITS

       EXHIBIT    DESCRIPTION
       -------    -----------

         4.1 First Supplemental Indenture, dated as of September 11, 2001, among BRL Universal Equipment 2001 A, L.P. and BRL Universal Equipment Corp., as Issuers, and The Bank of New York, as Trustee, with Respect to the 8 7/8% Senior Secured Notes due 2008 (incorporated by reference to Exhibit 4.1 to Universal Compression Holdings, Inc.'s Current Report on Form 8-K dated October 24, 2001).

         4.2* Amendment No. 1 to Indenture, dated as of October 1, 2001, between BRL Universal Compression Funding I, L.P., as Issuer, and Wells Fargo Bank Minnesota, N.A., as Indenture Trustee.

         4.3* Amendment No. 2 to the Indenture, dated as of February 8, 2002, between BRL Universal Compression Funding I, L.P., as Issuer, and Wells Fargo Bank Minnesota, N.A., as Indenture Trustee.

         10.1 Registration Rights Agreement, dated as of October 23, 2001, among BRL Universal Equipment 2001 A, L.P., and BRL Universal Equipment Corp., as Issuers, Universal Compression Holdings, Inc. and Universal Compression, Inc., Deutsche Banc Alex. Brown Inc., First Union Securities, Inc., Banc One Capital Markets, Inc. and Scotia Capital (USA), Inc. as Initial Purchasers (incorporated by reference to Exhibit 4.2 to Universal Compression Holdings, Inc.'s Current Report on Form 8-K dated October 24, 2001).

         10.2 First Amendment to Equipment Lease Agreement, with respect to the Senior Secured Notes Operating Lease Facility, dated as of October 15, 2001, between BRL Universal Equipment 2001 A, L.P., as Lessor, and Universal Compression, Inc., as Lessee (incorporated by Reference to Exhibit 10.1 to Universal Compression Holdings, Inc.'s Current Report on Form 8-K dated October 24, 2001).

         10.3 First Amended and Restated Participation Agreement, dated as of October 15, 2001, among Universal Compression, Inc., as Lessee, Universal Compression Holdings, Inc., as Guarantor, BRL Universal Compression Equipment 2001 A, L.P., as Lessor, the financial institutions listed on the signature pages as Tranche B Lenders, The Bank of New York, not in its individual capacity but as Indenture Trustee, Paying Agent, Transfer Agent and Registrar for the Tranche A Noteholders, BRL Universal Equipment Management, Inc., as Lessor General Partner, Bankers Trust Company, as Administrative Agent and Collateral Agent for the Tranche B Lenders and Indenture Trustee on behalf of the Tranche A Noteholders, Deutsche Banc Alex. Brown Inc., as Arranger, The Bank of Nova Scotia, as Syndicate Agent for Tranche B Lenders, Bank One, N.A., as Documentation Agent for Tranche B Lenders, and First Union National Bank, as Managing Agent (incorporated by Reference to
                  Exhibit 10.2 to Universal Compression Holdings, Inc.'s Current Report on Form 8-K dated October 24, 2001).

         10.4 Participation Agreement Supplement No. 1, dated as of October 23, 2001, among Universal Compression, Inc., as Lessee, Universal Compression Holdings, Inc., as Guarantor, BRL Universal Equipment 2001 A, L.P., as Lessor, The Bank of New York, not in its individual capacity but as Indenture Trustee for the Tranche A Noteholders (incorporated by reference to Exhibit 10.3 to Universal Compression Holdings, Inc.'s Current Report on Form 8-K dated October 24, 2001).

         10.5 First Amendment to Tranche B Loan Agreement, dated as of October 15, 2001, among BRL Universal Equipment 2001 A, L.P., Bankers Trust Company, as Administrative Agent for Tranche B Lenders and as Collateral Agent (incorporated by reference to Exhibit 10.4 to Universal Compression Holdings, Inc.'s Current Report on Form 8-K dated October 24, 2001).

         10.6 Amendment No. 2 to Management Agreement, dated as of July 16, 2001, among Universal Compression, Inc., UCO Compression LLC and BRL Universal Compression Funding I, L.P. (incorporated by reference to Exhibit 10.15 of Universal Compression Holdings, Inc. Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 30, 2001 (File No. 333-74342)).

         10.7 Amendment No. 3 to Management Agreement, dated as of September 14, 2001, among Universal Compression, Inc., UCO Compression LLC and BRL Universal Compression Funding I, L.P. (incorporated by reference to Exhibit 10.16 of Universal Compression Holdings, Inc. Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 30, 2001 (File No. 333-74342)).

         10.8* Amendment No. 4 to Management Agreement, dated as of November 8, 2001, among Universal Compression, Inc., UCO Compression LLC and BRL Universal Compression Funding I, L.P.

         10.9* Amendment No. 5 to the Management Agreement, dated as of February 8, 2002, among Universal Compression, Inc., UCO Compression LLC and BRL Universal Compression Funding I, L.P.

         10.10* Back-up Management Agreement, dated as of February 1, 2002, among Caterpillar Inc., UCO Compression LLC, BRL Universal Compression Funding I, L.P. and Universal Compression, Inc.

         10.11* Amendment No. 1 to the Master Equipment Lease Agreement, dated February 8, 2002, between BRL Universal Compression Funding I, L.P. and UCO Compression LLC.

-------------
    *      Filed herewith