Form 10-K
period 2002-03-31
UNIVERSAL COMPRESSION HOLDINGS INC; UNIVERSAL COMPRESSION INC
filed 2002-06-28
CIK 1057234, 1057233

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to                                     .

Commission file nos.:	001-15843
333-48279

Universal Compression Holdings, Inc.
Universal Compression, Inc.
(Exact name of Registrants as Specified in Their Charters)

Delaware Texas	13-3989167 74-1282680
(States or Other Jurisdictions of Incorporation or Organization)	(I.R.S. Employer Identification Nos.)
4440 Brittmoore Road Houston, Texas	77041-8004
(Address of Principal Executive Offices)	(Zip Code)

(713) 335-7000
(Registrants' telephone number, including area code)

Securities of Universal Compression Holdings, Inc. Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange, Inc
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

        Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the Common Stock of Universal Compression Holdings, Inc. held by non-affiliates as of June 14, 2002: $334,291,144. For purposes of the above statements only, all directors, executive officers and 10% stockholders are assumed to be affiliates. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

        The number of shares of the Common Stock of Universal Compression Holdings, Inc. outstanding as of June 14, 2002: 30,634,135 shares. All 4,910 outstanding shares of common stock of Universal Compression, Inc., par value $10.00 per share, are owned by Universal Compression Holdings, Inc.

Documents Incorporated by Reference

        Portions of Universal Compression Holdings, Inc.'s Proxy Statement for the Annual Meeting of Stockholders to be held on August 15, 2002 are incorporated by reference into Part III, as indicated herein.

The Index to Exhibits is on page 43.

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

        Such forward-looking statements in this report include, without limitation:

  •
  our future financial position;

  •
  the sufficiency of available cash flows to fund continuing operations;

  •
  the expected amount of capital expenditures;

  •
  anticipated synergies, cost savings, future revenues, gross margins and EBITDA, as adjusted, in our business and primary business segments, including from our acquisitions;

  •
  the future value of our equipment;

  •
  our growth strategy and projected costs; and

  •
  plans and objectives of our management for our future operations, including resolution of the political and economic situation in Argentina.

        Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. The risks related to our business described under "Risk Factors" and elsewhere in this report could cause our actual results to differ from those described in, or otherwise projected or implied by, the forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

  •
  conditions in the oil and gas industry, including a sustained decrease in the level of demand for natural gas and the impact of the price of natural gas;

  •
  competition among the various providers of contract compression services;

  •
  changes in safety and environmental regulations pertaining to the production and transportation of natural gas;

  •
  changes in political or economic conditions in operating markets, including uncertainties relating to the current situation in Argentina;

  •
  acts of war or terrorism or governmental or military responses thereto;

  •
  introduction of competing technologies by other companies;

  •
  our ability to retain and grow our customer base;

  •
  our inability to successfully integrate acquired businesses;

  •
  employment workforce factors, including loss of key employees; and

  •
  liability claims related to the use of our products and services.

        All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section as well as "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The forward-looking statements included herein are only as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect new information, subsequent events or otherwise.

ITEM 1. Business

        This report refers to the term "contract compression", which during the second quarter of fiscal 2002 we changed the name of our "rental and maintenance" business to "contract compression". In addition, during the fourth quarter of fiscal 2002, we changed the name of our "parts sales and service" business to "aftermarket services".

        We are the second largest natural gas compression services company in the world in terms of compressor fleet horsepower, with a fleet as of March 31, 2002 of approximately 7,400 compressor units comprising approximately 2.2 million horsepower. We provide a full range of contract compression services, sales, operations, maintenance and fabrication services and products to the natural gas industry, both domestically and internationally. These services and products are essential to the natural gas industry as gas must be compressed to be delivered from the wellhead to end-users.

        We operate in four primary business segments: domestic contract compression, international contract compression, fabrication and aftermarket services. Our core business, contract compression, involves the leasing of compression equipment to customers. In most cases, maintenance is provided under the terms of the lease. By outsourcing their compression needs, we believe our contract compression customers generally are able to increase their revenues by producing a higher volume of natural gas through decreased compressor downtime. In addition, outsourcing allows our customers to reduce their operating and maintenance costs and capital investments and more efficiently meet their changing compression needs.

        In addition to contract compression, we provide a broad range of compression services and products to customers who own their compression equipment or lease their equipment from our competitors. Our equipment fabrication business involves the design, engineering and assembly of natural gas and air compressors for sale to third parties in addition to those that we use in our contract compression fleet. Our ability to fabricate compressors ranging in size from under 100 horsepower to over 5,000 horsepower enables us to provide compressors that are used in all facets of natural gas production, transmission and distribution. Our aftermarket services business sells parts and components, and provides maintenance to customers who own their compression equipment or lease their equipment from our competitors. Our ability to provide a full range of compression services and products broadens our customer relationships and helps us identify potential new customers as well as cross-selling opportunities for existing customers. As the compression needs of our customers increase due to the growing demand for natural gas throughout the world, we believe our geographic scope and broad range of compression services and products will enable us to participate in that growth.

        Since our initial public offering in May 2000, we completed seven acquisitions, which have contributed significantly to our growth. Our most significant acquisition was that of Weatherford Global Compression Services, L.P. and certain related entities ("Weatherford Global"), a former subsidiary of Weatherford International, Inc. ("Weatherford"), in February 2001, which added approximately 950,000 horsepower, more than doubling our size at that time. In addition to the increase in horsepower, this acquisition provided us with numerous strategic and operational benefits, including increased geographic scope, expanded international operations, an established aftermarket services business, cost savings and synergies and increased financial strength. Our acquisition of Gas Compression Services, Inc. ("GCSI") in September 2000 added approximately 138,000 horsepower to our fleet and provided us with an increased customer base, additional market segments and additional fabrication capabilities. ISS Compression ("IEW") was acquired in February 2001 and added approximately 26,000 horsepower to our fleet, as well as important offshore Gulf of Mexico service capabilities. Compressor System International, Inc. ("CSII"), which was acquired in April 2001, added approximately 34,000 horsepower in the aggregate to our fleet in Mexico and Argentina. In July 2001, we acquired KCI, Inc. ("KCI"), which added approximately 125,000 horsepower to our domestic fleet as well as significant fabrication expertise and capabilities, a 100,000 square foot fabrication facility in Tulsa, Oklahoma and expertise in the natural gas pipeline compression and related markets. With our acquisition of Louisiana Compressor Maintenance ("LCM") in July 2001, we enhanced our position as a supplier of maintenance, repair, overhaul and upgrade services to natural gas pipeline and related markets. Our acquisition of Technical Compression Service, Inc. ("TCSI") in October 2001 added to our aftermarket services business for the natural gas producing industry as well as the refinery and petrochemical industries. These acquisitions have allowed us to enter new geographic areas with growing demand for our products and services, such as California, Canada and the Gulf of Mexico.

        The following table illustrates our growth and utilization during the last fiscal year:

	Year Ended March 31,
	2001	2002
	(Dollars in thousands)
Domestic horsepower (end of period)	1,631,138	1,886,592
International horsepower (end of period)	254,450	345,093

Total horsepower (end of period)	1,885,588	2,231,685
Average horsepower utilization rate(a)	87.6%	88.8%
Revenues	$232,466	$679,989
Percentage of revenues from:
Contract compression	64.2%	48.2%
Fabrication	26.6%	31.1%
Aftermarket services	9.2%	20.7%
EBITDA, as adjusted(b)	$88,610	$207,584

(a)
Average horsepower utilization rate for the quarter ended March 31, 2002 was 86.8%

(b)
EBITDA, as adjusted, is defined on page 17 of this report.

        The contract compression industry has grown rapidly, driven by the steady increase in demand for natural gas, the aging of producing natural gas fields and the attractiveness of outsourcing compression needs. Demand for compression services is principally tied to consumption of natural gas rather than exploration or drilling activities. As a result, we have historically been less affected by oil and gas price volatility than companies operating in other sectors of the energy industry. We operate our standardized compressor fleet in the primary onshore and offshore natural gas producing regions of the United States. In addition, we operate in select international markets, with current operations in Argentina, Canada, Mexico, Colombia, Thailand, Australia, Venezuela, Peru and Brazil. For the year ended March 31, 2002, approximately 23% of our revenues were attributable to international operations.

        Our financial performance is generally less affected by the short-term market cycles and oil and gas price volatility than the financial performance of companies operating in other sectors of the energy industry because:

  •
  compression is necessary in order for gas to be delivered from the wellhead to end-users;

  •
  our operations are tied primarily to natural gas consumption, which is generally less cyclical in nature than exploration activities;

  •
  contract compression equipment is often an economically advantageous alternative for natural gas production, gathering and transportation companies;

  •
  we have a broad customer base;

  •
  we operate in diverse geographic regions; and

  •
  we have a standardized compressor fleet.

        Adding to this stability is the fact that, while compressors often must be specifically engineered or reconfigured to meet the unique demands of our customers, the fundamental technology of compression equipment has not experienced significant technological change.

Competitive Strengths

        We believe that we have the following key competitive strengths:

  •
  Comprehensive range of services and products. We provide a complete range of compression services and products to meet the changing compression needs of our customers in the diverse geographic markets that we serve, whether they outsource or own their compression equipment. For those customers who outsource, we believe our contract compression services and products generally allow our customers to achieve higher run-times than they would achieve with owned equipment, resulting in increased production and revenues for our customers. Additionally, we continually expand, upgrade and reconfigure our contract compression fleet and provide our operations and maintenance personnel with extensive training. This allows our customers flexibility with regard to their changing compression needs while limiting their capital requirements. We are able to fabricate compression units ranging in size from under 100 horsepower to over 5,000 horsepower that meet the varying needs of our customers. Additionally, we sell parts and provide maintenance and operation services to customers who own their compression equipment or lease their equipment from our competitors. This aftermarket services business also allows us to identify potential contract compression customers who currently own their compression equipment or lease their equipment from our competitors. This broad range of compression services and products allows us to expand our customer base and gives us the opportunity to cross-sell our services and products.

  •
  Ability to serve all gas compression markets. Historically, we have been principally involved in providing compression services and products related to field compression, which involves compression either at the wellhead or as part of a gathering system. Our two acquisitions in July 2001 enhanced our field compression capability and extended our capabilities into the pipeline compression segment of the market, which generally is characterized by the fabrication of larger horsepower units for sale to third parties and the subsequent sales of aftermarket services for those units. We believe that our ability to access both the field compression and pipeline compression markets gives us a competitive advantage over other compression companies that typically serve only one or the other, and will allow us to continue to grow within the compression services industry.

  •
  Size and geographic scope. We operate in the primary onshore and offshore natural gas producing regions of the United States and select international markets. As the second largest provider of natural gas compression services, we have sufficient fleet size, personnel, logistical capabilities, geographic scope, fabrication capabilities and range of compression service and product offerings to meet the full service needs of customers worldwide on a timely and cost-effective basis. Our size, geographic scope and customer base provide us with improved fleet utilization opportunities. As a result, we have relatively lower operating costs and higher margins than companies with smaller fleets due to economies of scale. Our fleet consists of approximately 7,400 units comprising approximately 2.2 million horsepower. We have fabrication facilities located in Houston and Schulenberg, Texas, Tulsa, Oklahoma and Calgary, Alberta, Canada.

  •
  Standardized compressor platforms. We have standardized our fleet of contract compressors with three primary compressor platforms. Standardization enables us to develop extensive expertise in operating and maintaining our compressors, efficiently resizing and reconfiguring our compressors and reducing our operating costs by minimizing inventory costs. Natural gas compressors are long-lived assets with an expected economic life of 25-40 years. Our preventive maintenance program is designed to maximize the efficient operation of our fleet to maintain their economic useful life.

  •
  Experienced management team. Our management team has extensive experience in the compression services business. We believe our management team has successfully demonstrated its ability to maintain our quality standards and commitment to customer service even during periods of significant growth. Our management team has a substantial financial interest in our continued success through direct stock ownership, and participation in our incentive stock option and bonus programs which are linked to our performance.

Business Strategy

        Our business strategy is to meet the evolving needs of our customers by providing consistent and dependable services and products, and to take advantage of our size and broad geographic scope to expand our customer base. The key elements of our business strategy are described below:

  •
  Provide a complete range of quality compression services and products. We plan to leverage our field compression capabilities to provide services and products to customers in all segments of the natural gas compression market, including field and pipeline compression, fabrication and aftermarket services.

  •
  Seek opportunities in select international markets. We plan to capitalize on the international compression market by expanding our existing operations in Latin America, Canada and Asia Pacific and offering our services in other key markets. We believe that our experience in international markets and our reputation for the fabrication of high quality, specifically engineered compressors, provides us with a solid foundation from which to further expand our business internationally.

  •
  Expand and leverage our fabrication and aftermarket services business. As a result of our acquisitions, we have increased our fabrication and aftermarket services businesses, particularly in the United States and Canada, and we intend to expand these segments of our business. These segments also provide us with an opportunity to cross-sell our contract compression business.

  •
  Continue to expand beyond field compression. In addition to our field compression services, we have expanded our large horsepower compression capabilities in gathering, pipeline, processing and offshore markets. We believe the pipeline compression market has significant growth potential for our services as well as potential candidates for contract compression.

  •
  Pursue acquisitions within the compression industry. We intend to pursue acquisitions of complementary businesses to expand our fleet, customer base and geographic scope, and to increase the breadth of services we provide within the compression industry. Additionally, we believe that our experience in integrating acquired companies into our business will allow us to realize the benefits of additional acquisitions.

Industry

Natural Gas Compression Overview

        Natural gas compression is a mechanical process whereby a volume of gas at an existing pressure is compressed to a desired higher pressure. We offer both slow and high speed reciprocating compressors driven either by internal combustion engines or electric motors. We also offer screw compressors for applications involving low pressure natural gas. Most natural gas compression applications involve compressing gas for its delivery from one point to another. Low pressure or aging natural gas wells require compression for delivery of produced gas into higher pressured gas gathering or pipeline systems. Compression at the wellhead is required because, over the life of an oil or gas well, natural reservoir pressure typically declines as reserves are produced. As the natural reservoir pressure of the well declines below the line pressure of the gas gathering or pipeline system used to transport the gas to market, gas no longer naturally flows into the pipeline. It is at this time that compression equipment is applied in both field and gathering systems to boost the well's pressure levels and allow gas to be brought to market. Compression is also used to reinject natural gas down producing oil wells to help lift liquids to the surface, known as gas lift operations. In secondary oil recovery operations, compression is used to inject natural gas into wells to maintain reservoir pressure. Compression is also used in gas storage projects to inject gas into underground reservoirs during off-peak seasons for withdrawal later during periods of high demand. Compressors may also be used in combination with oil and gas production equipment to process and refine oil and gas into more marketable energy sources. In addition, compression services are used for compressing feedstocks in refineries and petrochemical plants, and for refrigeration applications in natural gas processing plants.

        Typically, compression is required several times during the natural gas production cycle: at the wellhead, at the gathering lines, into and out of gas processing facilities, into and out of storage facilities and through the pipeline. Natural gas compression that is used to transport produced gas from the wellhead through the gathering system is considered "field compression." Natural gas compression that is used during the transportation of gas from the gathering systems to storage or the end-user is considered "pipeline compression." During the production phase, compression is used to boost the pressure of natural gas from the wellhead so that natural gas can flow into the gathering system or pipeline for transmission to end-users. Typically, these applications require portable, low to mid-range horsepower compression equipment located at or near the wellhead. The continually dropping pressure levels in natural gas fields require constant modification and variation of on-site compression equipment.

        Compression equipment is also used to increase the efficiency of a low capacity gas field by providing a central compression point from which the gas can be produced and injected into a pipeline for transmission to facilities for further processing. In an effort to reduce costs for wellhead operators, operators of gathering systems tend to keep the pressure of the gathering systems low. As a result, more pressure is often needed to force the gas from the low pressure gathering systems into the higher pressure pipelines. Similarly, as gas is transported through a pipeline, compressor units are applied all along the pipeline to allow the natural gas to continue to flow through the pipeline to its destination. These applications generally require larger horsepower compression equipment (600 horsepower and higher).

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

        Outsourcing contract compression equipment offers customers:

  •
  the ability to efficiently meet their changing compression needs over time while limiting their capital investments in compression equipment;

  •
  access to the compression service provider's specialized personnel and technical skills, including engineers, field service and maintenance employees, which generally leads to improved run-times and production rates; and

  •
  overall reduction in their compression costs through the elimination of a spare parts inventory and other expenditures associated with owning and maintaining compressor units.

        Customers that elect to outsource compression equipment may also choose full maintenance or contract compression for such equipment. Full maintenance calls for the contract compression service provider to be responsible for the scheduled preventative maintenance, repair and general up-keep of the equipment, while the customer usually remains responsible for installing and handling the day-to-day operation of the equipment. Contract compression requires the contract compression service provider to maintain and operate and, in many cases, to install the equipment. Often, the contract compression service provider will inspect the equipment daily, provide consumables such as oil and antifreeze and, if necessary, be present at the site for several hours each day.

Natural Gas Industry Conditions

        A significant factor in the growth of the gas compression services market is the increasing demand and consumption of natural gas, both domestically and internationally, rather than the more cyclical oil and gas exploration and drilling activities.

        In the United States, natural gas is the second leading fuel in terms of total consumption. In recent years, natural gas has increased its market share of total domestic energy consumption. Domestic consumption of natural gas increased significantly from 1990 to 2000, before declining in 2001 due to an economic slowdown. Industry sources forecast increased consumption of natural gas in the United States in 2002 and for the remainder of the decade.

        Domestic field compression horsepower is estimated to be 17 million, up from 10 million in 1993, and the percent outsourced is estimated to have increased to 34% from 20% over the same time period. We believe the domestic gas compression market will continue to grow due to the following factors:

  •
  higher natural gas consumption;

  •
  the aging of producing natural gas fields in the United States, which will require more compression to continue producing the same volume of natural gas; and

  •
  increased outsourcing by companies with compression needs in order to reduce operating costs, improve production and efficiency and reallocate capital to their core business activities.

        The international gas compression services market currently is substantially smaller than the domestic market. However, we estimate significant growth opportunities in international demand for compression services and products due to the following factors:

  •
  higher natural gas consumption;

  •
  implementation of international environmental and conservation laws preventing the practice of flaring natural gas and recognition of natural gas as a clean air fuel;

  •
  a desire by a number of oil exporting nations to replace oil with natural gas as a fuel source in local markets to allow greater export of oil;

  •
  increasing development of pipeline infrastructure, particularly in Latin America and Canada, necessary to transport natural gas to local markets;

  •
  growing demand for electrical power generation, for which the fuel of choice tends to be natural gas; and

  •
  privatization of state-owned energy producers, resulting in increased outsourcing due to the focus on reducing capital expenditures and enhancing cash flow and profitability.

        In contrast to the domestic compression market, the international compression market is comprised primarily of large horsepower compressors that are maintained and operated by compression service providers. A significant portion of this market involves comprehensive installation projects, which include the design, fabrication, delivery, installation, operation and maintenance of compressors and related gas treatment equipment by the contract compression service provider. In these projects, the customer's only responsibility is to provide fuel gas within specifications. As a result of the full service nature of these projects and that these compressors generally remain on-site for three to seven years, we are able to achieve higher revenues and margins on these projects.

Operations

Contract Compressor Fleet

        We have standardized our contract compressor fleet around three primary gas compressor platforms based on smaller horsepower applications (less than 150 horsepower), mid-range applications (150-600 horsepower) and larger horsepower applications (over 600 horsepower). These three compressor platforms represent over 90% of our horsepower. In recent years there has been substantial growth in customer demand in the over 600 horsepower category and as a result we have increased the average horsepower of our fleet and have increased our fabrication of upper range units (generally over 600 horsepower). Since our initial public offering in May 2000, the total horsepower of our fleet has increased by 218%. For the year ended March 31, 2002, the average horsepower utilization rate for our fleet was approximately 88.8%, which reflects average horsepower utilization based upon our total average fleet horsepower. For the quarter ended March 31, 2002, this average rate was approximately 86.8%.

        As of March 31, 2002, our fleet consisted of 7,393 compressors ranging in size up to 3,400 horsepower, as reflected in the following table:

	Total Horsepower as of March 31,		% of Horsepower as of March 31,		Number of Units as of March 31,
Horsepower Range
	2001	2002	2001	2002	2001	2002
0 - 99	203,123	196,024	10.8	8.8	3,083	2,652
100 - 299	444,836	462,751	23.6	20.7	2,625	2,688
300 - 599	328,378	349,250	17.4	15.6	864	917
600 - 999	327,788	380,251	17.4	17.0	452	517
1,000 and over	581,463	847,752	30.8	37.9	440	619

Total	1,885,588	2,236,028	100%	100%	7,464	7,393

        Our standardized fleet:

  •
  enables us to minimize our fleet maintenance capital requirements;

  •
  enables us to minimize inventory costs;

  •
  facilitates low-cost compressor resizing; and

  •
  allows us to develop technical proficiency in our maintenance and overhaul operations, which enables us to achieve high run-time rates while maintaining low operating costs.

Domestic Operations

        As of March 31, 2002, we operated one of the largest domestic fleets of natural gas compressors with approximately 6,800 units comprising approximately 1.9 million horsepower. We operate sales and service locations in the primary onshore and offshore natural gas producing regions of the United States. For the year ended March 31, 2002, approximately 81.6% of our contract compression revenue and 39.3% of our total revenue was generated from domestic contract compression operations.

        We believe that our fabrication and aftermarket services business provide us with opportunities to cross-sell our contract compression services.

        We have standard contracts for rates and terms on the compressors in our fleet. We also enter into master service agreements whereby we generally provide full maintenance. Through negotiations, these rates and contracts may be modified. Optional items such as oil, antifreeze, freight, insurance and other items may be either itemized or included in the basic monthly contract compression rate. Initial contract compression terms are usually six months, with some projects committed for as long as five years. At the end of the initial term, contract compression services can continue at the option of the lessee on a month-to-month basis or the compressor may be returned or replaced with a different compressor.

International Operations

        We operate internationally in Argentina, Canada, Mexico, Colombia, Thailand, Australia, Venezuela, Peru and Brazil in large part as a result of our acquisitions. As of March 31, 2002, we had approximately 500 units comprising approximately 345,000 horsepower, in the aggregate, in these markets. We intend to continue to expand our presence in these markets and pursue opportunities in other strategic international areas. For the year ended March 31, 2002, 23% of our total revenue was generated from international operations, of which approximately 8.9% represents contract compression revenue.

        International compression service projects usually generate higher margins than domestic projects. Our international operations are focused on large horsepower compressor markets and frequently involve longer-term and more comprehensive service projects than our domestic projects. International projects generally require us to provide complete engineering and design. International service agreements differ significantly from domestic service agreements as individual contracts are negotiated for each project. We believe our extensive engineering and design capabilities and reputation for high quality fabrication give us a competitive advantage in these markets.

Contract Compression

        We provide comprehensive contract compression services, which includes rental, operation and maintenance services for our domestic and international fleet. When providing full contract compression service, we work closely with a customer's field service personnel so that the compressor can be adjusted to efficiently match changing characteristics of the gas produced. We provide maintenance services on substantially all of our fleet units. Maintenance services include the scheduled preventive maintenance, repair and general up-keep of compressor equipment. As a complement to our maintenance business, we offer supplies and services such as antifreeze, lubricants, and prepaid freight to the job site. We also may offer installation services, which for our typical lower, mid-range and smaller horsepower units involves significantly less engineering and cost than the comprehensive service concept prevalent in the international markets. We also routinely repackage or reconfigure some of our existing fleet to adapt to our customers' needs.

        We generally operate the large horsepower compressors and include the operations fee as part of its contract compression rate. Large horsepower units are more complex and, by operating the equipment ourselves, we reduce maintenance and overhaul expenses. Generally, we train our customers' personnel in fundamental compressor operations of smaller horsepower units so that they may operate them.

        We currently maintain overhaul and repackaging facilities in Edmonton, Alberta, Canada and in Houma, Louisiana, Yukon, Oklahoma and Schulenberg, Texas, in addition to our fabrication and repackaging facilities in Calgary, Alberta, Canada and Houston, Texas. Following our Weatherford Global acquisition, we closed a number of facilities, including our fabrication, overhaul and repackaging facility in Corpus Christi, Texas, and have combined some of our operating activities.

        Our field compression equipment is maintained in accordance with daily, weekly, monthly and annual maintenance schedules. These maintenance procedures are updated as technology changes and as our operations group develops new techniques and procedures. In addition, because our field technicians provide maintenance on substantially all of our contract compression equipment, they are familiar with the condition of our equipment and can readily identify potential problems. In our experience, these procedures maximize equipment life and unit availability and minimize avoidable downtime. Generally, each of our units undergoes a major overhaul once every six to eight years. A major overhaul involves the rebuilding of the unit in order to materially extend its useful life or to enhance the unit's ability to fulfill broader or different contract compression applications.

Fabrication

        As a complement to our contract compression service operations, we design, engineer, fabricate and sell natural gas and air compressors for engineering and construction firms, as well as for exploration and production companies, both domestically and internationally. We also fabricate compressors for our own fleet. Our primary fabrication facilities are located in Houston and Schulenberg, Texas, Tulsa, Oklahoma, and Calgary, Alberta, Canada.

        Generally, compressors to be sold to third parties are assembled according to each customer's specifications and sold on a turnkey basis, although we also sell prepacked compressors. We purchase components for these compressor units from third party suppliers. We also act as a distributor for Ariel gas compressors and as an original equipment manufacturer for Atlas Copco air compressors. Some of the compressors manufactured by these entities are used by us in our fabrication services. For the year ended March 31, 2002, approximately 31.1% or $211.3 million of our total revenues were generated from fabrication operations.

        We do not incur material research and development expenditures, as research and development activities are not a significant aspect of our business. All research and development costs are expensed as incurred.

Aftermarket Services

        Our aftermarket services business sells parts and components, and provides maintenance to customers who own their compression equipment or lease their equipment from our competitors. For the year ended March 31, 2002, we generated $141 million in revenues, or 20.7% of our total revenues, from this segment of our business.

        Our inventory of parts is available either on an over-the-counter basis through our 17 service locations in the United States and four in Canada, on a bid basis for larger orders, or as part of our compressor maintenance service. Our maintenance services are available on an individual call basis, on a contract basis (which may cover a particular unit, an entire compression project or all of the customer's compression projects) or as part of our comprehensive operation and maintenance service. We also provide offshore maintenance and service. In addition, we provide overhaul and reconfiguration services for customer-owned compression equipment, either on-site or in our overhaul shops.

Customers

        Our current customer base consists of over 1,000 domestic and international companies engaged in all aspects of the oil and gas industry, including major integrated oil and gas companies, international state-owned oil and gas companies, large and small independent producers, natural gas processors, gatherers and pipelines. We have entered into strategic alliances with some of our customers. These alliances are essentially preferred vendor arrangements and give us preferential consideration for the compression needs of these customers. In exchange, we provide these customers with enhanced product availability, product support and favorable pricing.

        In the fiscal year ended March 31, 2002, no single customer accounted for as much as 10% of our total revenues. Our top 20 customers accounted for approximately 29% of our contract compression revenues in fiscal year 2002.

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

        In addition, in December 1999, Weatherford Global sold the assets and properties of its Gemini compressor business in Corpus Christi, Texas to GE Packaged Power LP. Under the terms of that sale, Weatherford Global agreed to purchase from GE Packaged Power $38.0 million of compressor components over five years and $3.0 million of parts over three years, and GE Packaged Power agreed to provide compressors to Weatherford Global during that time period at negotiated prices. We assumed this obligation in connection with the Weatherford Global acquisition in February 2001. As of March 31, 2002, $22.2 million of components and $9.1 million of parts had been purchased.

Backlog

        As of March 31, 2002, we had a compressor unit fabrication backlog for sale to third parties of approximately $80.0 million, compared to $34.2 million as of March 31, 2001. As of June 14, 2002, our backlog increased to approximately $103 million. A majority of the backlog is expected to be completed within a 180-day period.

Insurance

        We believe that our insurance coverage is customary for the industry and adequate for our business. As is customary in the natural gas service operations industry, we review our safety equipment and procedures and carry insurance against some, but not all, risks of our business. Losses and liabilities not covered by insurance would reduce our revenues and increase our costs. The natural gas service operations business can be hazardous, involving unforeseen circumstances such as uncontrollable flows of gas or well fluids, fires and explosions or environmental damage. To address the hazards inherent in our business, we maintain insurance coverage that includes physical damage coverage, third party general liability insurance, employer's liability, including well control, environmental and pollution and other coverage, although coverage for environmental and pollution-related losses is subject to significant limitations. In addition, many of our service contracts shift certain risks to our customers.

Competition

        The natural gas contract compression, fabrication and aftermarket services businesses are highly competitive. We face competition from large national and multinational companies with greater financial resources and, on a regional basis, from numerous smaller companies.

        Our main competitors in the contract compression business, based on horsepower, are Hanover Compressor Company, Compressor Systems, Inc. and J-W Operating Company. In addition, Weatherford and its subsidiaries may continue to compete with us as they are not contractually restricted from doing so. In our fabrication activities, we currently compete primarily with Hanover Compressor Company, Compressor Systems, Inc. and Enerflex Systems, Ltd. Our aftermarket services business faces competition from manufacturers including Cooper Cameron, Dresser-Rand and Hanover Compressor Company, from distributors of Caterpillar and Waukesha engines, from a number of smaller companies and, in Canada, from Enerflex.

        We believe that we compete effectively on the basis of customer service, including the availability of our personnel in remote locations, price, technical expertise, parts service system, flexibility in meeting customer needs and quality and reliability of our compressors and related services.

Environmental and Other Regulations

        We are subject to stringent and complex federal, state and local laws and regulations regarding the environment, emission controls and other environmental protection as well as employee health and safety concerns. Compliance with these laws and regulations may affect the costs of our operations. Moreover, failure to comply with these environmental laws and regulations may result in the imposition of administrative, civil, and criminal penalties. Not all of our properties may be in full compliance with all applicable environmental requirements. However, as part of the regular evaluation of our operations, we update the environmental condition of our existing and acquired properties as necessary. Overall, we believe that we are in substantial compliance with applicable environmental laws and regulations and that the phasing in of more stringent emission controls and other known regulatory requirements at the rate currently contemplated by such laws and regulations will not have a material adverse effect on our business, financial condition or results of operations.

        Under the Comprehensive Environmental Response, Compensation, and Liability Act, referred to as "CERCLA," and comparable state laws and regulations, strict and, under certain circumstances, joint and several liability can be imposed without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include the owner and operator of a contaminated site where a hazardous substance release occurred and any company that transported, disposed of, or arranged for the transport or disposal of hazardous substances released at the site. Under CERCLA, such persons may be liable for the costs of remediating the hazardous substances that have been released into the environment and for damages to natural resources. In addition, where contamination may be present it is not uncommon for the neighboring land owners and other third parties to file claims for personal injury, property damage and recovery of response costs.

        As part of our operations, we generate wastes, including hazardous wastes such as used paints and solvents. The management and disposal of hazardous wastes are subject to the Resource Conservation and Recovery Act, referred to as "RCRA," and comparable state laws. These laws and the regulations implemented thereunder govern the generation, storage, treatment, transfer and disposal of hazardous and nonhazardous wastes. The United States Environmental Protection Agency and various state agencies have limited the approved methods of disposal for certain hazardous and nonhazardous wastes.

        We currently own or lease, and have in the past owned or leased, a number of properties that have been used, some for many years, by third parties over whom we have no control, in support of natural gas compression services or other industrial operations. As with any owner or operator of property, we may be subject to remediation costs and liability under CERCLA, RCRA or other environmental laws for hazardous waste, asbestos or any other toxic or hazardous substance that may exist on or under any of our properties, including waste disposed or groundwater contaminated by prior owners or operators. We have performed in the past, are currently performing and may perform in the future, certain remediation activities governed by environmental laws. The cost of this remediation has not been material to date and we currently do not expect it to be. We are currently undertaking groundwater monitoring at certain of our facilities, which may further define remedial obligations. Certain of our acquired properties may also warrant groundwater monitoring and other remedial activities. We believe that former owners and operators of many of these properties may be responsible under environmental laws and contractual agreements to pay for or perform remediation, or to indemnify us for our remedial costs. These other entities may fail to fulfill their legal or contractual obligations, which could result in material costs to us.

        Our standard contract typically provides that the customer will assume all environmental compliance and permitting obligations and environmental risks related to compressor operations, even in cases where we operate and maintain the compressors on their behalf. Under most of our contract compression service agreements, our customers must indemnify us for certain losses or liabilities we may suffer as a result of the failure to comply with applicable environmental laws, including requirements pertaining to necessary permits such as air permits.

        Air pollutant emissions from natural gas compressor engines are an environmental concern for the natural gas transportation industry. Proposed federal regulations, if promulgated in their current form, are expected to impose or increase obligations of operators to reduce air emissions of nitrogen oxides and other pollutants from internal combustion engines in transmission service. In most cases, these obligations would be allocated to our customers under the above-mentioned contracts.

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

Employees and Labor Relations

        As of March 31, 2002, we had approximately 1,700 employees in the United States and 570 employees located outside of the United States. We believe our relationship with our employees is good. Approximately 100 of our employees in Canada are covered by a collective bargaining agreement, which expires in June 2002. We are currently in negotiations to renew this agreement.

ITEM 2. Properties

        The following table describes our material facilities owned or leased as of May 31, 2002, none of which are pledged as collateral:

Location	Square Feet	Acreage	Status	Uses
Houston, Texas	164,000	30.0	Owned	Corporate headquarters, fabrication, contract compression and aftermarket services
Calgary, Alberta, Canada	105,760	9.22	Owned	Fabrication, contract compression and aftermarket services
Tulsa, Oklahoma	100,000	10.1	Owned	Fabrication, contract compression and aftermarket services
Yukon, Oklahoma	72,000	14.7	Owned	Contract compression and aftermarket services
Houma, Louisiana	60,000	91.0	Owned	Aftermarket services
Schulenberg, Texas	23,000	13.3	Owned	Fabrication, contract compression and aftermarket services
Broussard, Louisiana	24,700	10.0	Leased	Contract compression and aftermarket services

ITEM 3. Legal Proceedings

        From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We do not believe we are party to any legal proceedings which, if determined adversely to us, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

ITEM 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2002.

PART II

ITEM 5. Market for Registrants' Common Equity and Related Stockholder Matters

        Universal Compression Holdings, Inc.'s common stock is traded on the New York Stock Exchange under the symbol "UCO." The following table sets forth the range of high and low sale prices for our common stock for the periods indicated, beginning on May 24, 2000, the first day of trading for our common stock:

	Price Range
	High	Low
Quarter Ended:
June 30, 2000	$35.50	$20.63
September 30, 2000	34.13	22.13
December 31, 2000	39.50	25.50
March 31, 2001	40.50	31.88
June 30, 2001	$37.95	$25.75
September 30, 2001	31.15	22.23
December 31, 2001	30.15	18.80
March 31, 2002	29.37	16.75
Through June 18th	27.00	19.50

        On June 18, 2002, the closing price of our common stock was $20.66 per share. As of June 1, 2002, there were approximately 600 holders of record of our common stock.

        We have never declared or paid any cash dividends to our stockholders and do not plan to pay any cash dividends in the foreseeable future. We currently intend to retain our earnings for use in the operation and expansion of our business. Furthermore, our revolving credit facility, operating lease facilities, senior discount notes indenture and other financing arrangements restrict the payment of dividends. Any future determination as to the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors considers relevant.

ITEM 6. Selected Financial Data

SELECTED HISTORICAL FINANCIAL DATA

UNIVERSAL COMPRESSION HOLDINGS, INC.

        The following selected historical consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this report. The selected historical financial and operating data for Tidewater Compression, our predecessor, for the period from April 1, 1997 through February 20, 1998 (acquisition date) and the selected historical financial data as of and for the 39-day period ended March 31, 1998 and each of the four years in the period ended March 31, 2002 have been derived from the respective audited financial statements. The consolidated financial statements and report thereon, for the year ended March 31, 2002 are included elsewhere in this report.

	Tidewater Compression (Predecessor Company) April 1, 1997 through February 20, 1998	Company
		December 12, 1997 through March 31, 1998(4)	Year Ended March 31,
			1999	2000	2001	2002
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$95,686	$13,119	$129,498	$136,295	$232,466	$679,989
Gross margin(1)	47,752	6,891	61,887	69,000	109,407	268,346
Selling, general and administrative expenses	8,669	1,305	16,863	16,797	21,092	60,890
Depreciation and amortization	23,310	1,560	19,314	26,006	33,491	48,600
Operating income(2)	15,773	4,026	25,729	26,197	54,824	158,856
Interest expense, net	—	3,203	29,313	34,327	23,220	23,017
Operating lease expense	—	—	—	—	14,443	55,401
Income tax expense (benefit)	6,271	409	(1,031)	(1,994)	3,645	30,931
Income (loss) before extraordinary items	10,759	430	(2,361)	(5,982)	5,112	49,408
Net income (loss)	10,759	430	(2,361)	(5,982)	(4,391)	49,408
Earnings (loss) per share
Basic	—	—	(0.96)	(2.44)	(0.30)	1.65
Diluted	—	—	(0.96)	(2.44)	(0.29)	1.63
Weighted Average common stock outstanding
Basic	—	—	2,451	2,448	14,760	30,008
Diluted	—	—	2,451	2,448	15,079	30,250
Other Financial Data:
EBITDA, as adjusted(3)	$40,340	$5,930	$48,435	$55,557	$88,610	$207,584
Capital expenditures:
Expansion	(11,902)	(1,820)	(63,408)	(49,871)	(55,384)	(137,790)
Overhauls	(5,698)	(218)	(7,626)	(9,920)	(9,901)	(27,000)
Other	3,803	(351,107)	8,038	(1,312)	(2,721)	(23,229)
Cash flows provided by (used in):
Operating activities	33,491	(1,005)	22,793	47,144	89,476	133,078
Investing activities	(13,797)	(353,145)	(62,996)	(61,103)	(3,318)	(160,256)
Financing activities	(17,870)	356,532	40,748	12,435	(75,282)	21,075

	As of March 31,
	1998	1999	2000	2001		2002
	(In thousands)
Balance Sheet Data:
Working capital(5)	$13,882	$23,742	$7,209	$97,763		$139,923
Total assets	380,226	437,991	469,942	1,176,256		1,277,165
Total debt(6)	286,862	344,677	377,485	215,107	(7)	226,762	(7)
Stockholders' equity	81,680	80,774	74,677	652,574		700,344

(1)
Gross margin is defined as total revenue less (a) contract compression expenses, (b) cost of sales (exclusive of depreciation and amortization).
(2)
Operating income is defined as income before income tax expense (benefit) plus non-recurring items, other (income)/expense, net, interest expense and operating lease expense.
(3)
EBITDA, as adjusted, is defined as net income plus income taxes, interest expense, leasing expense, management fees, depreciation and amortization excluding non-recurring items and extraordinary gains or losses. EBITDA, as adjusted, represents a measure upon which management assesses financial performance, and financial covenants in our current borrowing arrangements are tied to similar measures. The financial covenants in our current financing arrangements permit us to exclude non-recurring and extraordinary gains and losses. EBITDA, as adjusted, is not a measure of financial performance under GAAP and should not be considered an alternative to operating income or net income as an indicator of our operating performance or to net cash provided by operating activities as a measure of our liquidity. Additionally, the EBITDA, as adjusted, computation used herein may not be comparable to other similarly titled measures of other companies.

  The following table reconciles our EBITDA, as adjusted, to net income or (loss):

	Tidewater Compression (Predecessor Company) April 1, 1997 through February 20, 1998	Company
			Year Ended March 31,
		December 12, 1997 through March 31, 1998
			1999	2000	2001	2002
	(In thousands)
EBITDA, as adjusted	$40,340	$5,930	$48,435	$55,557	$88,610	$207,584
Depreciation and amortization	(23,310)	(1,560)	(19,314)	(26,006)	(33,491)	(48,600)
Operating lease expense	—	—	—	—	(14,443)	(55,401)
Interest expense, net	—	(3,203)	(29,313)	(34,327)	(23,220)	(23,017)
Management fee	—	(328)	(3,200)	(3,200)	—	—
Other, including non-recurring	—	—	—	—	(8,699)	(227)
Income tax (expense) benefit	(6,271)	(409)	1,031	1,994	(3,645)	(30,931)
Extraordinary loss, net	—	—	—	—	(9,503)	—
Net income (loss)	$10,759	$430	$(2,361)	$(5,982)	$(4,391)	$49,408
(4)
Represents our historical consolidated financial statements for the period from December 12, 1997 (inception) through March 31, 1998. However, we had no operations until the acquisition of Tidewater Compression on February 20, 1998.
(5)
Working capital is defined as current assets minus current liabilities.
(6)
Includes capital lease obligations.
(7)
Excludes $527.5 million and $708.5 million outstanding under our operating lease facilities as of March 31, 2001 and 2002, respectively.

SELECTED HISTORICAL FINANCIAL DATA

UNIVERSAL COMPRESSION, INC.

        The following selected historical consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated audited financial statements and related notes included elsewhere in this report. The selected historical financial and operating data for Tidewater Compression, our predecessor, for the period from April 1, 1997 through February 20, 1998 (acquisition date) and the selected historical financial data as of and for the 39-day period ended March 31, 1998 and for each of the four years in the period ended March 31, 2002 have been derived from the respective audited financial statements. The consolidated audited financial statements and report thereon, for the year ended March 31, 2002 are included elsewhere in this report.

	Tidewater Compression (Predecessor Company) April 1, 1997 through February 20, 1998	Company
		December 12, 1997 through March 31, 1998(4)	Year Ended March 31,
			1999	2000	2001	2002
	(In thousands)
Statement of Operations Data:
Revenues	$95,686	$13,119	$129,498	$136,295	$232,466	$679,989
Gross margin(1)	47,752	6,891	61,887	69,000	109,407	268,346
Selling, general and administrative expenses	8,669	1,305	16,862	16,797	21,092	60,890
Depreciation and amortization	23,310	1,560	19,308	26,000	33,485	48,600
Operating income(2)	15,773	4,026	25,717	26,203	54,830	158,856
Interest expense, net	—	2,896	26,251	30,916	22,622	23,017
Operating lease expense	—	—	—	—	14,443	55,401
Income tax expense (benefit)	6,271	529	(166)	(696)	3,871	30,931
Income (loss) before extraordinary items	10,759	617	(489)	(3,863)	5,490	49,408
Net income (loss)	10,759	617	(489)	(3,863)	(1,142)	49,408
Other Financial Data:
EBITDA, as adjusted(3)	$40,340	$5,930	$48,435	$55,557	$88,610	$207,584
Capital expenditures:
Expansion	(11,902)	(1,820)	(63,408)	(49,871)	(55,384)	(137,790)
Overhauls	(5,698)	(218)	(7,626)	(9,920)	(9,901)	(27,000)
Other	3,803	(351,107)	8,038	(1,312)	(2,721)	(23,229)
Cash flows provided by (used in):
Operating activities	33,491	(699)	24,042	47,029	247,941	131,837
Investing activities	(13,797)	(353,145)	(62,996)	(61,103)	(3,318)	(160,256)
Financing activities	(17,870)	356,226	39,499	12,550	(234,592)	22,316

	As of March 31,
	1998	1999	2000	2001		2002
	(In thousands)
Balance Sheet Data:
Working capital(5)	$13,882	$22,288	$5,869	$97,382		$139,544
Total assets	379,108	436,487	466,345	1,171,534		1,276,781
Total debt(6)	261,508	316,348	345,832	215,107	(7)	226,762	(7)
Stockholder's equity	105,797	105,308	101,445	647,624		695,396

(1)
Gross margin is defined as total revenue less (a) contract compression expenses, (b) cost of sales (exclusive of depreciation and amortization).
(2)
Operating income is defined as income before income tax expense (benefit) plus non-recurring items, other (income)/expense, net, interest expense and operating lease expense.
(3)
EBITDA, as adjusted, is defined as net income plus income taxes, interest expense, leasing expense, management fees, depreciation and amortization excluding non-recurring items and extraordinary gains or losses. EBITDA, as adjusted, represents a measure upon which management assesses financial performance, and financial covenants in our current borrowing arrangements are tied to similar measures. The financial covenants in our current financing arrangements permit us to exclude non-recurring and extraordinary gains and losses. EBITDA, as adjusted, is not a measure of financial performance under GAAP and should not be considered an alternative to operating income or net income as an indicator of our operating performance or to net cash provided by operating activities as a measure of our liquidity. Additionally, the EBITDA, as adjusted, computation used herein may not be comparable to other similarly titled measures of other companies.

        The following table reconciles our EBITDA, as adjusted, to net income or (loss):

	Tidewater Compression (Predecessor Company) April 1, 1997 through February 20, 1998	Company
		December 12, 1997 through March 31, 1998	Year Ended March 31,
			1999	2000	2001	2002
	(In thousands)
EBITDA, as adjusted	$40,340	$5,930	$48,435	$55,557	$88,610	$207,584
Depreciation and amortization	(23,310)	(1,560)	(19,308)	(26,006)	(33,485)	(48,600)
Operating lease expense	—	—	—	—	(14,443)	(55,401)
Interest expense, net	—	(2,896)	(26,251)	(30,916)	(22,622)	(23,017)
Management fee	—	(328)	(3,200)	(3,200)	—	—
Other, including non-recurring	—	—	—	—	(8,699)	(227)
Income tax (expense) benefit	(6,271)	(529)	(166)	696	(3,871)	(30,931)
Extraordinary loss, net	—	—	—	—	(6,632)	—
Net income (loss)	$10,759	$617	$(489)	$(3,863)	$(1,142)	$49,408
(4)
Represents our historical consolidated financial statements for the period from December 12, 1997 (inception) through March 31, 1998. However, we had no operations until the acquisition of Tidewater Compression on February 20, 1998.
(5)
Working capital is defined as current assets minus current liabilities.
(6)
Includes capital lease obligations.
(7)
Excludes $527.5 million and $708.5 million outstanding under our operating lease facilities as of March 31, 2001 and 2002, respectively.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

UNIVERSAL COMPRESSION HOLDINGS, INC.

        The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements, and the notes thereto, and the other financial information appearing elsewhere in this report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See "Part I. Disclosure Regarding Forward-Looking Statements" and "Risk Factors."

General

        We are the second largest provider of natural gas contract compression, sales, operations, maintenance and fabrication services to the natural gas industry in terms of compression fleet horsepower, with one of the largest natural gas compressor fleets in the United States and a strong presence in key international markets.

        We were formed in December 1997 to acquire all of the outstanding stock of Tidewater Compression Service, Inc. Upon completion of the acquisition in February 1998, Tidewater Compression became our wholly-owned operating subsidiary and changed its name to Universal Compression, Inc. Through this subsidiary, our gas compression service operations date back to 1954.

        During the quarter ended June 30, 2000, we completed an initial public offering of 7,275,000 shares of our common stock, par value $0.01 per share, at a price of $22.00 per share, which provided us with net proceeds (after deducting underwriting discounts and commissions) of approximately $149.2 million. Concurrently with our initial public offering, we implemented a recapitalization pursuant to which all then existing classes of our stock were converted into common stock. We used the proceeds of the offering and the $62.6 million in initial proceeds from an operating lease facility to repay $192.7 million of indebtedness, and the remaining proceeds for working capital and to pay expenses associated with the offering and concurrent financing transactions.

        On February 9, 2001, we completed our acquisition of Weatherford Global for 13,750,000 shares of our common stock (approximately 45% of our current total outstanding shares) and the restructuring of approximately $323 million in debt and operating lease obligations.

        On July 3, 2001, we completed the public offering of 1,333,333 shares of our common stock, together with 2,666,667 shares of our common stock sold by certain selling stockholders, including Castle Harlan Partners III, L.P. and its affiliates. The shares were sold in the offering at a price of $28.50 per share, and the offering provided us with net proceeds (after deducting underwriting discounts and commissions) of approximately $36.1 million. We used the proceeds to fund the cash portion of the purchase price for our acquisition of KCI, to repay a portion of KCI's indebtedness concurrently with the acquisition and to partially fund the purchase price of our acquisition of LCM. In addition, we issued 694,927 shares of our common stock in the acquisition of KCI.

        Consummation of the July 2001 offering, and Castle Harlan's reduced ownership of our common stock following that offering, gave the holders of Universal's 9 7/8% senior discount notes the right to require us to repurchase those notes at a price equal to 101% of the accreted value, plus accrued and unpaid interest to date. As a result, we repurchased approximately $5.8 million face value of the 9 7/8% senior discount notes in August 2001 using borrowings under our revolving credit facility.

        Since our initial public offering, we have completed seven acquisitions. Our completed acquisitions include GCSI in September 2000, Weatherford Global and IEW in February 2001, CSII in April 2001, KCI and LCM in July 2001, and TCSI in October 2001. Weatherford Global was the second largest natural gas compression services company in the world in terms of horsepower. This acquisition added over 950,000 horsepower to our fleet and provided us with a number of important strategic and operational benefits, including expanded international operations, increased aftermarket services business and cost savings and synergies.

Critical Accounting Policies

        The following policies are important to gain an understanding of our operating results and financial condition and should be considered as an integral part of the financial review.

        Estimates and Assumptions

        In preparing our financial information, we use some estimates and assumptions that may affect reported amounts and disclosures. More specifically, in accounting for allowances and reserves, depreciation of fixed assets, operating leases, income taxes, revenues, warranty obligations, and contingencies and litigation, we must periodically evaluate and adjust, if necessary, our estimates and assumptions as new facts or information becomes available, such as accounting rule changes. Actual results may differ from these estimates under different assumptions or conditions.

        Operating Leases

        A significant portion of our compression equipment fleet is financed through operating leases, which are not recorded as liabilities and the equipment is not recorded as assets on our balance sheet. This treatment is in accordance with generally accepted accounting principles. If the operating leases and related equipment were recorded on the consolidated balance sheet as of March 31, 2002, total liabilities and total assets would have been increased by approximately $594.2 million. In addition, if the leased equipment had been recorded as assets on our balance sheet, we would have recorded additional depreciation expense of approximately $32 million and interest expense of approximately $55 million related to this equipment, offset by a reduction of operating lease expense of approximately $55 million on our consolidated statement of operations for the year ended March 31, 2002.

        Allowances and Reserves

        Our customers that purchase products and services are evaluated for credit worthiness prior to the extension of credit. We maintain an allowance for bad debts based on specific customer collection issues and historical experience. On an ongoing basis, we conduct an evaluation of the financial strength of our customers based on payment history and make adjustments to the allowance as necessary. Since most of our customers are in the energy industry, their ability to pay balances due could be affected by dramatic changes in the price and demand for their products.

        Depreciation on properties and equipment is computed on the straight-line method based on estimated useful lives of 15 years for compression equipment and 2-25 years for properties and other equipment. Salvage values of 20% are used for compression equipment. Overhauls and major components related to compression equipment are depreciated over periods of 5-10 years. Overhauls and major improvements that increase the value or extend the life of contract compressor equipment are capitalized and depreciated over the estimated period of 6.5 years.

        We record a reserve against our inventory balance for estimated obsolescence. This reserve is based on specific identification and historical experience.

        Revenue Recognition

        We recognize revenue for all our business segments using the following criteria: (a) persuasive evidence of an exchange arrangement exists, (b) delivery has occurred or services have been rendered, (c) the buyer's price is fixed or determinable and (d) collectibility is reasonably assured. Revenue from contract compression is recorded when earned over the period of the contract, which generally ranges from one month to several years. Fabrication revenue is recognized using the completed contract method, specifically when all terms of the contract have been completed and title to the product has been transferred. Aftermarket services revenue is recorded as products are delivered and services are rendered.

Financial Results of Operations

Fiscal Year Ended March 31, 2002 Compared to Fiscal Year Ended March 31, 2001

        The following table summarizes revenues, gross margins, expenses and the respective percentages for each of our business segments:

	Year Ended March 31,
	2001	2002
	(dollars in thousands)
Revenues:
Domestic contract compression	$126,686	$267,550
% of revenue	54.5%	39.3%
International contract compression	$22,549	$60,185
% of revenue	9.7%	8.9%
Fabrication	$61,779	$211,265
% of revenue	26.6%	31.1%
Aftermarket services	$21,452	$140,989
% of revenue	9.2%	20.7%
Gross Margin:
Domestic contract compression	$80,465	$169,892
International contract compression	16,425	43,411
Fabrication	9,041	24,347
Aftermarket services	3,476	30,696
Expenses:
Depreciation and amortization	(33,491)	(48,600)
Selling, general and administrative	(21,092)	(60,890)
Operating lease expense	(14,443)	(55,401)
Interest expense, net	(23,220)	(23,017)
Income taxes	(3,645)	(30,931)
Net income before extraordinary items	5,112	49,408

        Revenues.    Our total revenues for the fiscal year ended March 31, 2002 increased $447.5 million, or 192.5%, to $680 million, compared to $232.5 million for the fiscal year ended March 31, 2001. Our contract compression revenues increased by $178.5 million, or 119.6%, to $327.7 million during the fiscal year ended March 31, 2002 from $149.2 million during the fiscal year ended March 31, 2001. Domestic contract compression revenues increased by $140.9 million, or 111.2%, to $267.6 million during the fiscal year ended March 31, 2002 from $126.7 million during the fiscal year ended March 31, 2001. Our international contract compression revenues increased by $37.7 million, or 167.5%, to $60.2 million during the fiscal year ended March 31, 2002 from $22.5 million during the fiscal year ended March 31, 2001. The increase in domestic contract compression revenues primarily resulted from expansion of our contract compression fleet through the impact of a full year of operations from the Weatherford Global acquisition, the KCI acquisition and internal growth. The increase in international contract compression revenue resulted from expansion of our international contract compression fleet primarily through the CSII acquisition and the impact of a full year of operations from the Weatherford Global acquisition.

        Domestic average rented horsepower for the fiscal year ended March 31, 2002 increased by 107% to approximately 1,603,000 horsepower from approximately 776,000 horsepower for the fiscal year ended March 31, 2001, primarily due to the KCI acquisition and a full year of operations from the Weatherford Global and GCSI acquisitions. In addition, international average rented horsepower for the fiscal year ended March 31, 2002 increased by 240% to approximately 303,000 horsepower from approximately 89,000 horsepower for the fiscal year ended March 31, 2001, primarily through our acquisitions and expansion of our international contract compression fleet and high utilization rates. Our combined average horsepower utilization rate for the fiscal year ended March 31, 2002 was approximately 88.8%, up from 87.6% in the fiscal year ended March 31, 2001. As of March 31, 2002, we had approximately 2.2 million available horsepower with an average horsepower utilization rate for the quarter then ended of 86.8% and for the same period one year earlier of 88.8%.

        Our revenue from fabrication increased to $211.3 million from $61.8 million, an increase of 242%. The increase in fabrication revenue, consisting mostly of equipment fabrication, was due primarily to our acquisition of KCI and the impact of a full year of operations from the Weatherford Global acquisition combined with internal growth. Revenues from fabrication vary quarter to quarter due to the recognition of revenues only at the time of shipment. Our backlog of fabrication projects at the fiscal year ended March 31, 2002 was approximately $80.0 million, compared with a backlog of $34.2 million at March 31, 2001. From December 31, 2001 to March 31, 2002, our backlog decreased $21.0 million.

        Our revenues from aftermarket services increased to $141.0 million during the fiscal year ended March 31, 2002 from $21.5 million during the fiscal year ended March 31, 2001, an increase of 556%. The increase was due primarily to the impact of a full year of operations from the Weatherford Global acquisition, and resulted in the aftermarket services segment becoming a more significant part of our business. In addition, the LCM and TCSI acquisitions increased revenues approximately $23 million in the aggregate.

        Gross Margin.    Our gross margin (defined as total revenue less rental expense, cost of sales (exclusive of depreciation and amortization), gain on asset sales and interest income) for the fiscal year ended March 31, 2002 increased $158.9 million, or 145.3%, to $268.3 million from gross margin of $109.4 million for the fiscal year ended March 31, 2001. Our contract compression gross margin for the fiscal year ended March 31, 2002 increased $116.4 million, or 120%, to $213.3 million compared to gross margin of $96.9 million for the fiscal year ended March 31, 2001. Contract compression gross margin increased primarily as the result of our contract compression revenue growth and operating cost improvements realized by the integration of our contract compression business. Our fabrication gross margin for the fiscal year ended March 31, 2002 increased $15.3 million, or 169%, to $24.3 million compared to a gross margin of $9.0 million for the fiscal year ended March 31, 2001. Fabrication gross margins increased primarily due to the impact of a full year of operations from Weatherford Global, a partial year of operations from KCI and synergies from the integration of these operations. Our aftermarket services gross margin for the fiscal year ended March 31, 2002 increased $27.2 million or 783%, to $30.7 million compared to a gross margin of $3.5 million for the fiscal year ended March 31, 2001. Aftermarket services gross margin increased primarily due to the impact of a full year of operations from Weatherford Global and the acquisitions of TCSI and LCM.

        Selling, General and Administrative Expenses.    Our selling, general and administrative expenses increased by $39.8 million to $60.9 million for the fiscal year ended March 31, 2002, compared to $21.1 million for the fiscal year ended March 31, 2001. Selling, general and administrative expenses represented 9.0% of revenue for the fiscal year ended March 31, 2002 compared to 9.1% of revenue for the fiscal year ended March 31, 2001.

        EBITDA, as adjusted, for the fiscal year ended March 31, 2002 increased 134.3% to $207.6 million from $88.6 million for the fiscal year ended March 31, 2001, primarily due to increases in total fleet horsepower and utilization of the compression contract compression fleet, gross margin contribution from fabrication and sales, and operating cost improvements realized by contract compression operations. EBITDA, as adjusted, is defined as net income plus income taxes, interest expense, leasing expense, management fees, depreciation and amortization, excluding non-recurring items and extraordinary gains or losses. EBITDA, as adjusted, is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as an indicator of our operating performance or to net cash provided by operating activities as a measure of its liquidity. Additionally, the EBITDA, as adjusted, computation used herein may not be comparable to other similarly titled measures of other companies. EBITDA, as adjusted, represents a measure upon which management assesses financial performance, and financial covenants in our current borrowing arrangements are tied to similar measures. We believe that EBITDA, as adjusted, is a standard measure of financial performance used for valuing companies in the compression industry. EBITDA, as adjusted, is a useful common yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the majority of which are long-lived assets in the compression industry), or what their tax attributes may be.

        Non-recurring Charges.    During the fiscal year ended March 31, 2001, we incurred non-recurring charges of $8.7 million related to the early termination of a management agreement and a consulting agreement and other related fees in connection with our initial public offering and concurrent financing transactions as well as costs related to facilities and workforce reductions associated with our Weatherford Global acquisition.

        Depreciation and Amortization.    Depreciation and amortization increased by $15.1 million to $48.6 million during the fiscal year ended March 31, 2002, compared to $33.5 million during the fiscal year ended March 31, 2001. The increase was primarily due to capital additions of $188 million, which primarily resulted from expansion of our contract compression fleet, through our fabrication operations and the purchase of approximately $60 million and $13 million of contract compression equipment from the acquisitions of KCI and CSII, respectively. The increase in depreciation and amortization was partially offset by the net sales and leasebacks of compressor equipment, with a book value of approximately $142.1 million, between April and October 2001 under our operating lease facilities.

        Operating Lease.    Operating lease expense increased to $55.4 million during the fiscal year ended March 31, 2002 resulting from the increase in compression equipment leased under our operating lease facilities. The outstanding balance under the operating lease facilities at March 31, 2002 was $708.5 million.

        Interest Expense, Net.    Interest expense, net, remained fairly constant at $23.0 million for the fiscal year ended March 31, 2002 from $23.2 million for the fiscal year ended March 31, 2001, primarily as a result of the repayment of the $1.2 million revenue bonds, offset partially by increased accretion of Universal's 9 7/8% senior discount notes.

        Extraordinary Loss.    During the fiscal year ended March 31, 2001, we incurred extraordinary losses of $15.2 million ($9.5 million net of income tax) related to debt restructurings that occurred concurrently with our initial public offering and the Weatherford Global acquisition.

        Net Income (Loss).    We had a net income of $49.4 million for the fiscal year ended March 31, 2002 compared to a net loss of $4.4 million (including extraordinary loss of $9.5 million net of income taxes) for the fiscal year ended March 31, 2001, primarily as a result of the $158.9 million increase in our gross margins and interest expense, net, remaining constant at approximately $23.0 million, offset partially by increased depreciation and amortization of $48.6 million related to the continued expansion of our assets, increased leasing expense of $55.4 million resulting from the increase in compression equipment leased under our operating lease facilities, an increase in the income tax provision to $30.9 million and a decrease in net income of $2.4 million related to the Argentina political and economic situation.

Fiscal Year Ended March 31, 2001 Compared to Fiscal Year Ended March 31, 2000

        The following table summarizes revenues, cost of sales, gross margins and the respective percentages for each of our business segments:

	Year Ended March 31,
	2000	2001
	(dollars in thousands)
Revenues:
Domestic contract compression	$83,577	$126,686
% of revenue	61.3%	54.5%
International contract compression	$14,718	$22,549
% of revenue	10.8%	9.7%
Fabrication	$25,258	$61,779
% of Revenue	18.5%	26.6%
Aftermarket services	$12,742	$21,452
% of Revenue	9.4%	9.2%
Gross Margin:
Domestic contract compression	$52,411	$80,465
International contract compression	10,532	16,425
Fabrication	3,358	9,041
Aftermarket services	2,699	3,476
Expenses:
Depreciation and amortization	(26,006)	(33,491)
Selling, general and administrative	(16,797)	(21,092)
Operating lease expense	—	(14,443)
Interest expense, net	(34,327)	(23,220)
Income taxes	(1,944)	(3,645)
Net income (loss)	(5,982)	5,112

        Revenues.    Our total revenues for the fiscal year ended March 31, 2001 increased $96.2 million, or 70.7%, to $232.5 million, compared to $136.3 million for the fiscal year ended March 31, 2000. Our contract compression revenues increased by $50.9 million, or 51.8%, to $149.2 million during the fiscal year ended March 31, 2001 from $98.3 million during the fiscal year ended March 31, 2000. Domestic contract compression revenues increased by $43.1 million, or 51.6%, to $126.7 million during the fiscal year ended March 31, 2001 from $83.6 million during the fiscal year ended March 31, 2000. Our international contract compression revenues increased by $7.8 million, or 53.1%, to $22.5 million during the fiscal year ended March 31, 2001 from $14.7 million during the fiscal year ended March 31, 2000. The increase in domestic contract compression revenues primarily resulted from expansion of our contract compression fleet through the acquisition of GCSI, Weatherford Global and internal growth. The increase in international contract compression revenues resulted from expansion of our international contract compression fleet primarily through the addition of horsepower from our acquisitions, high utilization rates and the impact of our Weatherford Global acquisition. During the quarter ended December 31, 2000, we started our first contract compression project in Mexico consisting of 10,000 horsepower. This project contributed approximately $4.7 million in one-time turnkey installation revenues.

        Domestic average rented horsepower for the fiscal year ended March 31, 2001 increased by 61.0% to approximately 776,000 horsepower from approximately 482,000 horsepower for the fiscal year ended March 31, 2000. In addition, international average rented horsepower for the fiscal year ended March 31, 2001 increased by 81.6% to approximately 89,000 horsepower from approximately 49,000 horsepower for the fiscal year ended March 31, 2000, primarily through expansion of our international contract compression fleet, high utilization rates and additional service in Latin America. Our average horsepower utilization rate for the fiscal year ended March 31, 2001 was approximately 87.6%, up from 80.7% in the fiscal year ended March 31, 2000. As of March 31, 2000, we had approximately 1.9 million available horsepower with an additional 69,000 horsepower operated and maintained for customers. Our average horsepower utilization rate for the quarter ended March 31, 2001 was 88.8% and at March 31, 2001 was approximately 88.4%. These horsepower and utilization amounts include GCSI for the full fourth quarter and Weatherford Global for the 50 days from the date of the merger.

        Our revenue from fabrication increased to $61.8 million from $25.3 million, an increase of 144.3%. The increase in fabrication revenue, consisting mostly of equipment fabrication, was due primarily to our acquisitions of GCSI and Weatherford Global. Revenues from fabrication vary quarter to quarter due to the recognition of revenues only at the time of shipment. Our backlog of fabrication projects at March 31, 2001 was approximately $34.2 million, compared with a backlog of $11.1 million at the same time a year earlier. From December 31, 2000 to March 31, 2001, our backlog increased $3.7 million.

        Our revenues from aftermarket services increased to $21.5 million during the fiscal year ended March 31, 2001 from $12.7 million during the fiscal year ended March 31, 2000, an increase of 69.3%. The increase was due primarily to our acquisitions of GCSI and Weatherford Global.

        Gross Margin.    Our gross margin for the fiscal year ended March 31, 2001 increased $40.4 million, or 58.8%, to $109.4 million from gross margin of $69.0 million for the fiscal year ended March 31, 2000. Our contract compression gross margin for the fiscal year ended March 31, 2001 increased $34.0 million, or 54.1%, to $96.9 million compared to gross margin of $62.9 million for the fiscal year ended March 31, 2000. Contract compression gross margin increased primarily as the result of our contract compression revenue growth discussed above and operating cost improvements realized by contract compression operations. Our fabrication gross margin for the fiscal year ended March 31, 2001 increased $5.6 million, or 164.7%, to $9.0 million compared to a gross margin of $3.4 million for the fiscal year ended March 31, 2000. Fabrication gross margin increased primarily due to strong customer demand, cost reductions and their resulting gross margin effects.

        Our aftermarket services gross margin for the fiscal year ended March 31, 2001 increased $0.8 million or 29.6%, to $3.5 million compared to a gross margin of $2.7 million for the fiscal year ended March 31, 2000. Aftermarket services revenue increased primarily due to our acquisition of Weatherford Global.

        Selling, General and Administrative Expenses.    Our selling, general and administrative expenses for the fiscal year ended March 31, 2001 increased $4.3 million compared to the fiscal year ended March 31, 2000. Selling, general and administrative expenses represented 9.1% of revenue for the fiscal year ended March 31, 2001 compared to 12.3% of revenue for the fiscal year ended March 31, 2000. The percentage decrease was primarily due to the approximately $4.7 million in one-time turnkey installation revenues associated with a large contract compression project in Mexico, the elimination of management fees in connection with our initial public offering in May 2000 and synergies achieved in our acquisitions of GCSI and Weatherford Global. These reductions have been offset partially by increases in certain expenses related to our operating as a publicly traded company.

        EBITDA, as adjusted, for the fiscal year ended March 31, 2001 increased 59.4% to $88.6 million from $55.6 million for the fiscal year ended March 31, 2000, primarily due to increases in horsepower and utilization of the compression contract compression fleet, gross margin contribution from fabrication and sales, operating cost improvements realized by contract compression operations, and a decreased percentage of selling, general and administrative expenses, as discussed above.

        Non-recurring Charges.    During the fiscal year ended March 31, 2001, we incurred non-recurring charges of $8.7 million related to the early termination of a management agreement and a consulting agreement and other related fees in connection with our initial public offering and concurrent financing transactions as well as costs related to facilities and workforce reductions associated with our Weatherford Global acquisition.

        Depreciation and Amortization.    Depreciation and amortization increased by $7.5 million to $33.5 million during the fiscal year ended March 31, 2001, compared to $26 million during the fiscal year ended March 31, 2000. The increase resulted primarily from the expansion of our contract compression fleet, offset partially by the compressor equipment sold and leased back under our previous operating lease facility.

        Operating Lease.    We incurred leasing expense of $14.4 million during the fiscal year ended March 31, 2001 resulting from our operating lease facilities. The outstanding balance under the operating lease facilities at March 31, 2001 was $527.5 million.

        Interest Expense, Net.    Interest expense, net, decreased $11.1 million to $23.2 million for the fiscal year ended March 31, 2001 from $34.3 million for the fiscal year ended March 31, 2000, primarily from the reduction of debt resulting from our initial public offering and financing restructurings. The decrease in interest expense was offset partially by increased accretion of Universal's 9 7/8% senior discount notes and the assumption and refinancing of debt related to our GCSI acquisition.

        Extraordinary Loss.    During the fiscal year ended March 31, 2001, we incurred extraordinary losses of $15.2 million ($9.5 million net of income tax) related to debt restructurings that occurred concurrently with our initial public offering and the Weatherford Global acquisition.

        Net Income (Loss).    We had a net loss of $4.4 million for the fiscal year ended March 31, 2001 compared to a net loss of $6 million for the fiscal year ended March 31, 2000, primarily as a result of an increase in our gross margins and interest expense decreasing from $34.4 million to $24.2 million, offset partially by increased depreciation and amortization related to the continued expansion of our assets, leasing expense of $14.4 million resulting from our operating lease facilities, non-recurring charges, an increase of the income tax provision to $3.6 million from an income tax benefit of $2 million, and an extraordinary loss of $9.5 million.

Effects of Inflation

        In recent years, inflation has been modest and has not had a material impact upon the results of our operations.

Liquidity and Capital Resources

        Our cash and cash equivalents balance at March 31, 2002 was $6.2 million, compared to $12.3 million at March 31, 2001.

        During the twelve months ended March 31, 2002, cash flows from operations provided $133.0 million, primarily from net income of $49.4 million, depreciation of $48.6 million, and accretion of Universal's 9 7/8% senior discount notes of $20.1 million.

        During the twelve months ended March 31, 2002, we used $160.3 million of cash for investing activities, which primarily consisted of $188.0 million for fixed asset additions, $160.0 million for acquisitions, largely funded by $187.8 million from proceeds from sales of compression equipment to our operating lease facilities.

        During the twelve months ended March 31, 2002, $21.1 million of cash was provided by financing activities, which primarily consisted of $36.3 million from the issuance of common stock, partially offset by repayments of debt of $7.4 million, issuance costs related to the operating lease facilities of $4.1 million and payments on capital lease agreements of $2.9 million.

        On July 3, 2001, we completed the offering of 1,333,333 shares of our common stock together with 2,666,667, shares of our common stock sold by certain selling stockholders, including Castle Harlan. The shares were sold at a price of $28.50 per share, and the offering provided us with net proceeds (after deducting underwriting discounts and commissions) of approximately $36.1 million. We used the proceeds to fund the $25.8 million cash portion of the purchase price in our acquisition of KCI, to repay a portion of KCI's indebtedness concurrently with the acquisition and to partially fund the purchase price of our acquisition of LCM.

        Pursuant to the indenture governing Universal's 9 7/8% senior discount notes, the holders of the notes had the right to require Universal to repurchase the notes through August 23, 2001 as a result of the consummation of the July 2001 equity offering as Castle Harlan's change in ownership to less than 20% of our common stock constituted a change of control under the indenture. We repurchased approximately $5.8 million face value of these notes in August 2001 with borrowings under our revolving credit facility. As of May 31, 2002, Universal had approximately $219.3 million aggregate principal amount outstanding under the 9 7/8% senior discount notes.

        On October 3, 2001, we completed our acquisition of TCSI for approximately $22.5 million in cash by using funds available under our revolving credit facility.

        On October 23, 2001, we sold an additional $122 million of compression equipment to BRL Universal Equipment 2001 A, L.P. and leased the equipment back under our existing high yield operating lease facility. We used the net proceeds from the sale of the compression equipment to repay all of the outstanding indebtedness under our revolving credit facility, to repay a portion of our obligations under our ABS operating lease facility, for the payment of other indebtedness and for general corporate purposes. Most of the funds used to pay for the compression equipment under the high yield operating lease facility came from the issuance and sale by the issuers, BRL Universal Equipment 2001 A, L.P. and BRL Universal Equipment Corp., in October 2001 of $100.0 million aggregate principal amount of additional 8 7/8% senior secured notes due 2008 issued under an indenture dated February 9, 2001. The October 2001 notes increased the notes outstanding under the indenture to an aggregate principal amount of $450.0 million.

        In accordance with generally accepted accounting principles, our operating leases' aggregate balance of $708.5 million as of March 31, 2002, was not recorded as a liability in our consolidated balance sheet as of that date except to the extent of approximately $114.3 million of deferred gain. Likewise, the leased equipment under the operating leases, representing approximately 1.3 million horsepower and having a gross and net book value of approximately $609.9 million and $594.2 million, respectively, was not recorded as an asset in our March 31, 2002 consolidated balance sheet, and we did not record depreciation of that leased equipment as an expense in our consolidated statements of operations for periods ended on or prior to March 31, 2002. If the operating leases were recorded in our consolidated balance sheet as of March 31, 2002, total liabilities would have been increased by approximately $594.2 million, and if the leased equipment under our operating leases (having a gross and net book value, at the date they were sold to the lessors, of $609.9 million and $594.2 million, respectively) had been recorded as assets on our consolidated balance sheet, total assets would have increased by approximately $594.2 million (less depreciation). In addition, if the leased equipment had been recorded as assets on our balance sheet, we would have recorded additional depreciation expense of approximately $32 million (using our current depreciation life policy) and interest expense of approximately $55 million related to this equipment, offset by a reduction of operating lease expense of approximately $55 million on our consolidated statement of operations for the year ended March 31,

2002. Under our current policy, depreciation of owned contract compression equipment is generally calculated using the straight line method over a period of 15 years with residual value of 20%.

        As of March 31, 2002, our debt to capitalization ratio, including the operating leases, was 57% and our book debt to capitalization ratio, excluding operating leases, was 24.5%.

        Working capital for the year ended March 31, 2002 increased compared to March 31, 2001 due to non-cash adjustments within the purchase accounting liability balances and changes to the current deferred tax balances.

        As of June 15, 2002, subject to covenant and other restrictions, we had unused credit availability of approximately $165.5 million (approximately $40.5 million under our asset-backed securitization facility and $125 million under our revolving credit facility).

        Capital expenditures, excluding acquisitions, are expected to be approximately $140 to $170 million for fiscal 2003, with approximately $65 million for domestic expansion, approximately $35 million for international expenditures, approximately $30 million for maintenance capital expenditures and approximately $10 million for general corporate expenditures.

        As a result of the political and economic situation in Argentina, which began to deteriorate in January 2002, we continue to negotiate with our customers in Argentina as to contract amounts to be paid, subject to restrictions by the Argentine government. The majority of our existing contracts were written to ensure that we received United States dollars rather than Argentine pesos, which were designed to reduce our exposure to fluctuations in the Argentine peso's value. For the three and twelve month periods ended March 31, 2002, the impact from the Argentina situation reduced EBITDA, as adjusted, by approximately $4.0 million. Also, we have recorded a non-cash adjustment to stockholders' equity at March 31, 2002 of approximately $53 million pertaining to the currency translation of the Argentina balance sheet. Under GAAP this adjustment is not recorded as an expense in the current statement of operations. A significant portion of this adjustment is related to compression assets.

        We believe that funds generated from our operations, together with our existing cash and the additional capacity available under our revolving credit facility and ABS operating lease facility, will be sufficient to finance our current operations, planned capital expenditures and internal growth for the remainder of fiscal year 2003. If we were to make significant additional acquisitions for cash, we may need to obtain additional debt, equity or operating lease financing.

Recent Accounting Pronouncements

        In August 2001, the Financial Acounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principle Board Opinion No. 30, while retaining many of the requirements of these two statements. Under SFAS 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS 144 is effective for fiscal years beginning after December 15, 2001. SFAS 144 does not materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in additional future dispositions being reported as discontinued operations. The Company adopted SFAS 144 on April 1, 2002. Based on the Company's review of SFAS 144, no impairment existed as of March 31, 2002.

Seasonal Fluctuations

        Our results of operations have not historically reflected any material seasonal tendencies.

RISK FACTORS

        As described in "Part I. Disclosure Regarding Forward-Looking Statements," this report contains forward-looking statements regarding us, our business and our industry. The risk factors described below, among others, could cause our actual results to differ materially from the expectations reflected in the forward-looking statements. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected. Additional risks not presently known to us or which we currently consider immaterial may also adversely affect the Company and Universal.

Risks Inherent in Our Industry

We depend on strong demand for natural gas, and a prolonged, substantial reduction in this demand could adversely affect the demand for our services and products.

        Gas contract compression operations are significantly dependent upon the demand for natural gas. Demand may be affected by, among other factors, natural gas prices, weather, demand for energy and availability of alternative energy sources. Any prolonged, substantial reduction in the demand for natural gas would, in all likelihood, depress the level of production, exploration and development activity and result in a decline in the demand for our contract compression services and products. Similarly, a decrease in capital spending by our customers could result in reduced demand for our fabrication or aftermarket services businesses. These events could materially adversely affect our business, results of operations and financial condition.

Future terrorist attacks or responses thereto could adversely affect our company.

        The impact that future events, arising as a result of the terrorist attacks on the United States on September 11, 2001, or any terrorist attacks that may occur in the future, including military or police activities in the United States or foreign countries, future terrorist activities or threats of such activities, political unrest and instability, riots and protests, could have on the United States economy, the global economy, global financial markets and our business cannot currently be determined with any accuracy.

We intend to continue to make substantial capital investments to implement our business strategy, which may reduce funds available for other operations.

        We anticipate that we will continue to make substantial capital investments to expand our contract compression fleet. For the year ended March 31, 2002, net of asset sales (other than under our operating leases), we invested approximately $188 million in capital investments, excluding acquisitions. We expect to spend between $140 and $170 million on capital expenditures during fiscal year 2003, excluding acquisitions. Historically, we have financed these investments through internally generated funds, debt and equity offerings and our revolving credit facility and our operating lease facilities. These significant capital investments require cash that we could otherwise apply to other business needs. However, if we do not incur these expenditures while our competitors make substantial fleet investments, our market share may decline and our business may be adversely affected. In addition, if we are unable to generate sufficient cash internally or obtain alternative sources of capital, it could materially adversely affect our results of operations, financial condition and growth.

We may not be successful in implementing our business strategy, which may adversely affect our ability to finance our future growth.

        Our ability to implement our business strategy successfully depends upon a number of factors including competition, availability of working capital and general economic conditions. Significant elements of our business strategy include growth of our market share and broader participation in the international market for contract compression services. We cannot assure you that we will succeed in implementing our strategy or be able to obtain financing for this strategy on acceptable terms. The indenture governing Universal's 9 7/8% senior discount notes and our revolving credit facility and operating lease facilities substantially limit our ability to incur additional debt to finance our growth strategy. See "Business—Growth Strategy."

Most of our domestic compressor leases haves short initial terms, and we may not recoup the costs of our investment if we were unable to subsequently re-lease the compressors.

        In most cases, the initial terms of our contract compression leases with customers are short, with the most common initial term being six months and continuing on a month-to-month basis thereafter. The initial terms of our leases are generally too short to enable us to recoup the average cost of acquiring or fabricating compressors for contract compression customers, to the extent applicable. As a result, we assume substantial risk of not recovering our entire investment in the equipment we acquire or fabricate for contract compression customers. Although we historically have been successful in subsequently leasing our compressors, we may not be able to continue to do so and a substantial number of our contract compression customers could terminate their leases at approximately the same time. If such an event were to occur, even if we are successful in re-leasing our compressors as we have been in the past, we may not be able to obtain favorable contract compression rates. This would have an adverse effect on our revenues.

We do not insure against all potential losses and could be seriously harmed by unexpected liabilities.

        Natural gas service operations are subject to inherent risks such as equipment defects, malfunction and failures, and natural disasters that can result in uncontrollable flows of gas or well fluids, fires and explosions. These risks could expose us to substantial liability for personal injury, death, property damage, pollution and other environmental damages. Although we have obtained insurance against many of these risks, there can be no assurance that our insurance will be adequate to cover our liabilities. Further, insurance covering the risks we face or in the amounts we desire may not be available in the future or, if available, the premiums may not be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur liability at a time when we are not able to obtain liability insurance, our business, results of operations and financial condition could be materially adversely affected.

We are subject to substantial environmental regulation, and changes in these regulations could increase our costs or liabilities.

        We are subject to stringent and complex foreign, federal, state and local laws and regulatory standards, including laws and regulations regarding the discharge of materials into the environment, emission controls and other environmental protection and occupational health and safety concerns. See "Business—Environmental and Other Regulations." Environmental laws and regulations may, in certain circumstances, impose strict liability for environmental contamination, rendering us liable for remediation costs, natural resource damages and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior owners or operators or other third parties. In addition, where contamination may be present, it is not uncommon for neighboring land owners and other third parties to file claims for personal injury, property damage and recovery of response costs. Remediation costs and other damages arising as a result of environmental laws and regulations, and costs associated with new information, changes in existing environmental laws and regulations or the adoption of new environmental laws and regulations could be substantial and could have a material adverse effect on our business, financial condition or results of operations. Moreover, failure to comply with these environmental laws and regulations may result in the imposition of administrative, civil and criminal penalties.

        We currently are engaged in remediation and monitoring activities with respect to some of our properties. The cost of these activities has not been, and we currently do not expect it to be, material to us. We believe that former owners and operators of some of these properties may be responsible under environmental laws and contractual agreements to pay for or perform some of these activities, or to indemnify us for some of our remediation costs. There can be no assurance that these other entities will fulfill their legal or contractual obligations, and their failure to do so could result in material costs to us. In addition, we have entered into a settlement agreement with the prior owner of Tidewater Compression whereby the prior owner's indemnification obligations related to environmental matters have been terminated. As such, any environmental obligations related to our acquisition of Tidewater Compression will not be indemnified by the prior owner.

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

        The contract compression, fabrication, and aftermarket services businesses are highly competitive. Many of our competitors also offer a wide range of compressors for sale or lease, and there are low barriers to entry for individual projects. In addition, we compete with several large national and multinational companies that provide contract compression services to third parties, most of which have greater financial and other resources than we do. If our competitors substantially increase the resources they devote to the development and marketing of competitive products and services, we may not be able to compete effectively. In addition, in our Weatherford Global acquisition, we acquired most, but not all, of the compression operations of Weatherford. Weatherford retained certain foreign compression equipment and is not contractually restricted from competing with us.

Risks Specific to Our Company

We may not be able to successfully integrate the businesses that we acquire, which could cause us not to realize all of the expected benefits of our acquisitions.

        We have completed seven acquisitions since our initial public offering in May 2000. Integrating acquired businesses into ours is an ongoing process involving a number of potential challenges and costs, including combining, reducing and relocating workforces, facilities and offices and combining systems, processes, administrative functions and corporate cultures. The integration process could cause operational difficulties, divert the attention of our management away from managing our business to the assimilation of the operations and personnel and have adverse effects on our operating results. Furthermore, if our integration of our acquisitions is not successful, we may lose personnel, not be able to retain our customer base to the extent expected and experience increased costs and reduced revenues.

We are highly leveraged, a significant portion of our cash flow must be used to service our obligations and in addition we are vulnerable to interest rate increases.

        As of June 15, 2002, we had approximately $938 million in outstanding obligations, including capital leases and operating lease facilities. Of this amount, approximately $99 million bears interest at floating rates. As of that date, we also had unused availability of approximately $165.5 million ($125 million under our revolving credit facility and approximately $40.5 million under our ABS operating lease facility). Both the interest payments under our revolving credit facility and a portion of the lease payments under our operating lease facilities bear interest at a floating rate (based on a base rate or LIBOR, at our option, in the case of the revolving credit facility, and based on LIBOR in the case of the operating lease facilities), plus a variable amount depending on our operating results. Changes in economic conditions could result in higher interest and lease payment rates, thereby increasing our interest expense and lease payments and reducing our funds available for capital investment, operations or other purposes. If, during the term of the operating lease facilities, the realizable value of the equipment under the facilities is insufficient to satisfy the obligations under the facilities, we may be required to record a loss due to our residual value guarantees and may have insufficient funds to provide for repayment of our obligations. Our significant leverage increases our vulnerability to general adverse economic and industry conditions. In addition, a substantial portion of our cash flow must be used to service our debt and lease obligations, which may affect our ability to make acquisitions or capital expenditures.

Our financing arrangements contain restrictions that may limit our ability to finance future operations or engage in attractive business transactions.

        A significant portion of our gas compressors are pledged as collateral under operating lease facilities, each of which contains covenants that restrict our operations. The indenture governing Universal's 9 7/8% senior discount notes also contains restrictive covenants. These covenants place limitations on, among other things, our ability to enter into acquisitions, asset sales and operating lease transactions, and to incur additional indebtedness and create liens. These covenants could hinder our flexibility and restrict our ability to take advantage of market opportunities or respond to changing market conditions.

Our international operations subject us to risks that are difficult to predict.

        For the year ended March 31, 2002, we derived approximately 23% of our revenues from international operations. We intend to continue to expand our business in Latin America and Asia Pacific.

        Our international operations are affected by global political and economic conditions, and we may encounter difficulties managing our international operations. Changes in political or economic conditions and in legal or regulatory requirements in any of the countries in which we operate could result in exchange rate movement, new currency or exchange controls, expropriation or other trade restrictions, including tariffs, being imposed on our operations. Many of these factors are outside of our control. In addition, the financial condition of foreign customers may not be as strong as that of our current domestic customers. As a result of the political and economic situation in Argentina, we are involved in negotiations with our customers in Argentina as to the currency in which contract amounts are to be paid, as mandated by the Argentine government. The impact from the Argentina political and economic situation reduced EBITDA, as adjusted, by approximately $4.0 million in the three and twelve month periods ended March 31, 2002.

Weatherford's voting power may give it the ability to control the outcome of matters submitted to a vote of our stockholders, and thus limit the rights of our other stockholders to influence our affairs.

        Currently, an affiliate of Weatherford beneficially owns approximately 45% of our outstanding common stock. In addition to its voting power, Weatherford and its affiliates are entitled to designate three persons to serve on our board of directors for so long as they own at least 20% of our outstanding common stock. If Weatherford's ownership falls below 20%, Weatherford may designate only two directors. If Weatherford's ownership falls below 10%, it will no longer have the right to designate directors to our board. Currently, Bernard J. Duroc-Danner, Lisa W. Rodriguez and Uriel E. Dutton are serving as Weatherford's designees to our board.

        This significant stock ownership and board representation gives Weatherford the ability to exercise substantial influence over our ownership, policies, management and affairs and significant control over actions requiring approval of our stockholders. Weatherford's interests could conflict with our other stockholders. See "Item 13. Certain Relationships and Related Transactions" for further information regarding our relationship with Weatherford.

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

        As a consequence of having a highly standardized contract compression fleet, some of the components used in our products are obtained from a single source or a limited group of suppliers. Our reliance on these suppliers involves several risks, including price increases, inferior component quality and a potential inability to obtain an adequate supply of required components in a timely manner. The partial or complete loss of certain of these sources could have at least a temporary material adverse effect on our results of operations and could damage our customer relationships. Further, a significant increase in the price of one or more of these components could have a material adverse effect on our results of operations.

Our operations may be adversely affected by significant fluctuations in the value of foreign currencies relative to the United States dollar.

        Our revenues from international operations and, as a result, our exposure to currency exchange rate fluctuations, have increased as a result of our acquisitions. Although we attempt to match costs and revenues in local currencies, we anticipate that as we continue our expansion on a global basis, there may be many instances in which costs and revenues will not be matched with respect to currency denomination. As a result, we expect that increasing portions of our revenues, costs, assets and liabilities will be subject to fluctuations in foreign currency valuations. Although we may use foreign currency forward contracts or other currency hedging mechanisms from time to time to minimize our exposure to currency exchange rate fluctuations, we may not elect or have the ability to implement hedges or, if we do implement them, that they will achieve the desired effect. We may experience economic loss and a negative impact on earnings or net assets solely as a result of foreign currency exchange rate fluctuations. Further, the markets in which we operate could restrict the removal or conversion of the local or foreign currency, resulting in our inability to hedge against these risks.

Our ability to manage our business effectively will be weakened if we lose key personnel.

        We depend on the continuing efforts of our executive officers and senior management. The departure of any of our key personnel could have a material adverse effect on our business, operating results and financial condition. We do not maintain key man life insurance coverage with respect to our executive officers or key management personnel. We are not aware of the upcoming retirement of any of our executive officers or senior management personnel. In addition, we believe that our success depends on our ability to attract and retain additional qualified employees. If we fail to recruit other skilled personnel, we could be unable to compete effectively.

We are a holding company and rely on our subsidiaries for operating income.

        We are a holding company and, as such, derive all of our operating income from our operating subsidiary, Universal, and its subsidiaries. We do not have any significant assets other than the stock of our operating subsidiary. Consequently, we are dependent on the earnings and cash flow of our subsidiaries to meet our obligations. Our subsidiaries are separate legal entities that are not legally obligated to make funds available to us, and in some cases may be contractually restricted from doing so. We cannot assure you that our subsidiaries will be able to, or be permitted to, pay to us amounts necessary to meet our obligations.

A third party could be prevented from acquiring control of us because of the anti-takeover provisions in our charter and bylaws.

        There are provisions in our restated certificate of incorporation and bylaws that may make it more difficult for a third party to acquire control of us, even if a change in control would result in the purchase of your shares at a premium to the market price or would otherwise be beneficial to you. For example, our restated certificate of incorporation authorizes our board of directors to issue preferred stock without stockholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire us. In addition, provisions of our restated certificate of incorporation, such as a staggered board of directors and limitations on the removal of directors, no stockholder action by written consent and limitations on stockholder proposals at meetings of stockholders, could make it more difficult for a third party to acquire control of us. Delaware corporation law may also discourage takeover attempts that have not been approved by our board of directors.

We do not expect to pay dividends.

        We have never paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. In addition, our ability to pay dividends is restricted by our revolving credit facility, our operating lease facilities, the indenture governing Universal's 9 7/8% senior discount notes and other financing arrangements.

You should not place undue reliance on forward-looking statements, as our actual results may differ materially from those anticipated in our forward-looking statements.

        This report contains forward-looking statements about our operations, economic performance and financial condition. These statements are based on a number of assumptions and estimates, which are inherently subject to significant uncertainties and contingencies, many of which are beyond our control, and reflect future business decisions, which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect our results of operations. See "Part I. Disclosure Regarding Forward-Looking Statements".

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

UNIVERSAL COMPRESSION, INC.

        The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements, and the notes thereto, and the other financial information appearing elsewhere in this report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See "Part I. Disclosure Regarding Forward-Looking Statements" and "Risk Factors."

Financial Results of Operations.

Fiscal Year Ended March 31, 2002 Compared to Fiscal Year Ended March 31, 2001

        The following table summarizes revenues, gross margins, expenses and the respective percentages for each of Universal's business segments:

	Year Ended March 31,
	2001	2002
	(dollars in thousands)
Revenues:
Domestic contract compression	$126,686	$267,550
% of revenue	54.5%	39.3%
International contract compression	$22,549	$60,185
% of revenue	9.7%	8.9%
Fabrication	$61,779	$211,265
% of revenue	26.6%	31.1%
Aftermarket services	$21,452	$140,989
% of revenue	9.2%	20.7%
Gross Margin:
Domestic contract compression	$80,465	$169,892
International contract compression	16,425	43,411
Fabrication	9,041	24,347
Aftermarket services	3,476	30,696
Expenses:
Depreciation and amortization	(33,485)	(48,600)
Selling, general and administrative	(21,092)	(60,890)
Operating lease expense	(14,443)	(55,401)
Interest expense, net	(22,622)	(23,017)
Income taxes	(3,871)	(30,931)
Net income before extraordinary items	5,490	49,408

        Revenues.    Universal's total revenue for the fiscal year ended March 31, 2002 increased $447.5 million, or 192.5%, to $680 million, compared to $232.5 million for the fiscal year ended March 31, 2001. Contract compression revenue increased by $178.5 million, or 119.6%, to $327.7 million during the fiscal year ended March 31, 2002 from $149.2 million during the fiscal year ended March 31, 2001. Domestic contract compression revenues increased by $140.9 million, or 111.2%, to $267.6 million during the fiscal year ended March 31, 2002 from $126.7 million during the fiscal year ended March 31, 2001. International contract compression revenues increased by $37.7 million, or 167.5%, to $60.2 million during the fiscal year ended March 31, 2002 from $22.5 million during the fiscal year ended March 31, 2001. The increase in domestic contract compression revenue primarily resulted from expansion of the contract compression fleet through the impact of a full year of operations from the Weatherford Global acquisition, the KCI acquisition and internal growth. The increase in international contract compression revenue resulted from expansion of Universal's international contract compression fleet primarily through the CSII acquisition and the impact of a full year of operations from the Weatherford Global acquisition.

        Domestic average rented horsepower for the fiscal year ended March 31, 2002 increased by 107% to approximately 1,603,000 horsepower from approximately 776,000 horsepower for the fiscal year ended March 31, 2001 primarily due to the KCI acquisition and a full year of operations from the Weatherford Global and GCSI acquisitions. In addition, international average rented horsepower for the fiscal year ended March 31, 2002 increased by 240% to approximately 303,000 horsepower from approximately 89,000 horsepower for the fiscal year ended March 31, 2001, primarily through acquisitions and expansion of the international contract compression fleet and high utilization rates. Combined average horsepower utilization rate for the fiscal year ended March 31, 2002 was approximately 88.8%, up from 87.6% in the fiscal year ended March 31,2001. As of March 31, 2002, Universal had approximately 2.2 million available horsepower with an average horsepower utilization rate for the quarter then ended of 86.8% and for the same period one year earlier of approximately 88.8%.

        Revenue from fabrication increased to $211.3 million from $61.8 million, an increase of 242%. The increase in fabrication revenue, consisting mostly of equipment fabrication, was due primarily to the acquisition of KCI and the impact of a full year of operations from the Weatherford Global acquisition combined with internal growth. Revenues from fabrication vary quarter to quarter due to the recognition of revenue only at the time of shipment. Universal's backlog of fabrication projects at the fiscal year ended March 31, 2002 was approximately $80.0 million, compared with a backlog of $34.2 million at March 31, 2001. From December 31, 2000 to March 31, 2001, backlog decreased $21.0 million.

        Revenues from aftermarket services increased to $141.0 million during the fiscal year ended March 31, 2002 from $21.5 million during the fiscal year ended March 31, 2001, an increase of 556%. The increase was due primarily to the impact of full year of operations from the Weatherford Global acquisition and resulted in the aftermarket services segment becoming a more significant part of Universal's business. In addition, the LCM and TCSI acquisitions increased revenues approximately $23 million in the aggregate.

        Gross Margin.    Universal's gross margin for the fiscal year ended March 31, 2002 increased $158.9 million, or 145.3%, to $268.3 million from gross margin of $109.4 million for the fiscal year ended March 31, 2001. Contract compression gross margin for the fiscal year ended March 31, 2002 increased $116.4 million, or 120%, to $213.3 million compared to gross margin of $96.9 million for the fiscal year ended March 31, 2001. Contract compression gross margin increased primarily as the result of Universal's contract compression revenue growth and operating cost improvements realized by the integration of the contract compression businesses. Fabrication gross margin for the fiscal year ended March 31, 2002 increased $15.3 million, or 169%, to $24.3 million compared to a gross margin of $9.0 million for the fiscal year ended March 31, 2001. Fabrication gross margins increased primarily due to the impact of a full year of operations from Weatherford Global, a partial year of operations from KCI and synergies from the integration of these operations. Aftermarket services gross margin for the fiscal year ended March 31, 2002 increased $27.2 million or 783%, to $30.7 million compared to a gross margin of $3.5 million for the fiscal year ended March 31, 2001. Aftermarket services gross margin increased primarily due to the impact of a full year of operations from Weatherford Global and the acquisitions of TCSI and LCM.

        Selling, General and Administrative Expenses.    Universal's selling, general and administrative expenses increased by $39.8 million to $60.9 million for the fiscal year ended March 31, 2002 compared to $21.1 million for the fiscal year ended March 31, 2001. Selling, general and administrative expenses represented 9.0% of revenue for the fiscal year ended March 31, 2002 compared to 9.1% of revenue for the fiscal year ended March 31, 2001.

        EBITDA, as adjusted, for the fiscal year ended March 31, 2002 increased 134.3% to $207.6 million from $88.6 million for the fiscal year ended March 31, 2001, primarily due to increases in total fleet horsepower and utilization of the compression contract compression fleet, gross margin contribution from fabrication and sales, and operating cost improvements realized by contract compression operations.

        Non-recurring Charges.    During the fiscal year ended March 31, 2001, Universal incurred non-recurring charges of $8.7 million related to the early termination of a management agreement and a consulting agreement and other related fees in connection with Universal Compression Holdings' initial public offering and concurrent financing transactions as well as costs related to facilities and workforce reductions associated with the Weatherford Global acquisition.

        Depreciation and Amortization.    Depreciation and amortization increased by $15.1 million to $48.6 million during the fiscal year ended March 31, 2002, compared to $33.5 million during the fiscal year ended March 31, 2001. The increase was primarily due to capital additions of $188 million, which primarily resulted from expansion of the contract compression fleet, through our fabrication operations and the purchase of approximately $60 million and $13 million of contract compression equipment from the acquisitions of KCI and CSII, respectively. The increase in depreciation and amortization was partially offset by the net sales and leasebacks of compressor equipment, with a book value of approximately $142.1 million, between April and October 2001 under our operating lease facilities.

        Operating Lease.    Operating lease expense increased to $55.4 million during the fiscal year ended March 31, 2002 resulting from the increase in compression equipment leased under the operating lease facilities. The outstanding balance under the operating lease facilities at March 31, 2002 was $708.5 million.

        Interest Expense, Net.    Interest expense, net, remained fairly constant at $23.0 million for the fiscal year ended March 31, 2002 from $22.6 million for the fiscal year ended March 31, 2001, primarily as a result of the repayment of the $1.2 million revenue bonds, offset partially by increased accretion of our 9 7/8% senior discount notes.

        Extraordinary Loss.    During the fiscal year ended March 31, 2001, Universal incurred extraordinary losses of $10.6 million ($6.6 million net of income tax) related to debt restructurings that occurred concurrently with Universal Compression Holdings' initial public offering and the Weatherford Global acquisition.

        Net Income (Loss).    Universal had a net income of $49.4 million for the fiscal year ended March 31, 2002 compared to a net loss of $1.1 million for the fiscal year ended March 31, 2001, primarily as a result of the $158.9 million increase in gross margins and interest expense, net, remaining constant at approximately $23.0 million, offset partially by increased depreciation and amortization of $48.6 million related to the continued expansion of assets, increased leasing expense of $55.4 million resulting from the increase in compression equipment leased under the operating lease facilities, an increase in the income tax provision to $30.9 million and a decrease in net income of $2.4 million related to the Argentina political and economic situation.

Fiscal Year Ended March 31, 2001 Compared to Fiscal Year Ended March 31, 2000

        Revenues.    Universal's total revenue for the fiscal year ended March 31, 2001 increased $96.2 million, or 70.8%, to $232.5 million, compared to $136.3 million for the fiscal year ended March 31, 2000. Contract compression revenues increased by $50.9 million, or 51.8%, to $149.2 million during the fiscal year ended March 31, 2001 from $98.3 million during the fiscal year ended March 31, 2000. Domestic contract compression revenues increased by $43.1 million, or 51.6%, to $126.7 million during the fiscal year ended March 31, 2001 from $83.6 million during the fiscal year ended March 31, 2000. International contract compression revenues increased by $7.8 million, or 53.1%, to $22.5 million during the fiscal year ended March 31, 2001 from $14.7 million during the fiscal year ended March 31, 2000. The increase in domestic contract compression revenue primarily resulted from expansion of the contract compression fleet through the acquisition of GCSI, Weatherford Global and core growth. The increase in international contract compression revenue resulted from expansion of the international contract compression fleet primarily through the addition of horsepower from Universal's acquisitions, continued high utilization rates and the impact of our Weatherford Global acquisition. During the quarter ended December 31, 2000, Universal we started their first contract compression project in Mexico consisting of 10,000 horsepower. This project contributed approximately $4.7 million in one-time turnkey installation revenue.

        Domestic average rented horsepower for the fiscal year ended March 31, 2001 increased by 61.0% to approximately 776,000 horsepower from approximately 482,000 horsepower for the fiscal year ended March 31, 2000. In addition, international average rented horsepower for the fiscal year ended March 31, 2001 increased by 81.6% to approximately 89,000 horsepower from approximately 49,000 horsepower for the fiscal year ended March 31, 2000, primarily through expansion of the international contract compression fleet, continued high utilization rates and additional service in South America. Average horsepower utilization rate for the fiscal year ended March 31, 2001 was approximately 87.6%, up from 80.7% in the fiscal year ended 2000. At the end of the quarter, Universal had approximately 1.9 million available horsepower with an additional 69,000 horsepower operated and maintained for customers. Average horsepower utilization rate for the quarter ended March 31, 2001 was 88.8% and at March 31, 2001 was approximately 88.4%. These horsepower and utilization amounts include GCSI for the full fourth quarter and Weatherford Global for the 50 days from the date of the merger.

        Revenue from fabrication increased to $61.8 million from $25.3 million, an increase of 144.3%. The increase in fabrication revenue, consisting mostly of equipment fabrication, for the last half of the fiscal year was due primarily to the acquisitions of GCSI and Weatherford Global. Revenues from fabrication vary quarter to quarter due to the recognition of revenue only at the time of shipment. Universal's backlog of fabrication projects at the end of the fiscal year ended March 31, 2001 was approximately $34.2 million, compared with a backlog of $11.1 million at the same time a year earlier. From December 31, 2000 to March 31, 2001, backlog increased $3.7 million.

        Revenues from aftermarket services increased to $21.5 million during the fiscal year ended March 31, 2001 from $12.7 million during the fiscal year ended March 31, 2000, an increase of 69.3%. The increase for the last half of the fiscal year was due primarily to the acquisitions of GCSI and Weatherford Global.

        Gross Margin.    Universal's gross margin for the fiscal year ended March 31, 2001 increased $40.4 million, or 58.8%, to $109.4 million from gross margin of $69.0 million for the fiscal year ended March 31, 2000. Contract compression gross margin for the fiscal year ended March 31, 2001 increased $34.0 million, or 54.1%, to $96.9 million compared to gross margin of $62.9 million for the fiscal year ended March 31, 2000. Contract compression gross margin increased primarily as the result of Universal's contract compression revenue growth discussed above and operating cost improvements realized by contract compression operations. Fabrication gross margin for the fiscal year ended March 31, 2001 increased $5.6 million, or 164.7%, to $9.0 million compared to a gross margin of $3.4 million for the fiscal year ended March 31, 2000. Fabrication gross margin increased primarily due to strong customer demand, cost reductions and their resulting gross margin effects.

        Aftermarket services gross margin for the fiscal year ended March 31, 2001 increased $0.8 million or 29.6%, to $3.5 million compared to a gross margin of $2.7 million for the fiscal year ended

March 31, 2000. Aftermarket services revenue increased primarily due to the acquisition of Weatherford Global.

        Selling, General and Administrative Expenses.    Universal's selling, general and administrative expenses for the fiscal year ended March 31, 2001 increased $4.3 million compared to the fiscal year ended March 31, 2000. Selling, general and administrative expenses represented 9.1% of revenue for the fiscal year ended March 31, 2001 compared to 12.3% of revenue for the fiscal year ended March 31, 2000. The percentage decrease was primarily due to the approximately $4.7 million in one-time turnkey installation revenues associated with a large contract compression project in Mexico and the elimination of management fees in connection with Holdings' our initial public offering in May 2000, in addition to synergies achieved in the acquisitions of GCSI and Weatherford Global. These reductions have been offset partially by increases in certain expenses related to operating as a publicly traded company.

        EBITDA, as adjusted, for the fiscal year ended March 31, 2001 increased 59.4% to $88.6 million from $55.6 million for the fiscal year ended March 31, 2001, primarily due to increases in horsepower and utilization of the compression contract compression fleet, gross margin contribution from fabrication and sales, operating cost improvements realized by contract compression operations, and a decreased percentage of selling, general and administrative expenses, as discussed above.

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

        Depreciation and Amortization.    Depreciation and amortization increased by $7.5 million to $33.5 million during the fiscal year ended March 31, 2001, compared to $26 million during the fiscal year ended March 31, 2001. The increase resulted primarily from expansion of the contract compression fleet offset partially by the compressor equipment sold and leased back under the previous operating lease facility.

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

        Interest Expense, Net.    Interest expense, net decreased $7.3 million to $22.6 million for the fiscal year ended March 31, 2001 from $30.9 million for the fiscal year ended March 31, 2000, primarily as a result of the reduction of debt resulting from UCH's initial public offering and financing restructurings. The decrease in interest expense was offset partially by increased accretion of our 9 7/8% senior discount notes and the assumption and refinancing of debt related to the GCSI acquisition.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to some market risk due to the floating or variable interest rates under our financing arrangements. A portion of the interest and lease payments under our financing arrangements are based on a floating rate (a base rate or LIBOR, at our option, in the case of our revolving credit facility, and LIBOR in the case of our operating lease facilities) plus a variable amount based on our operating results. The one-month LIBOR rate at March 31, 2002 was 1.875%. A 1.0% increase in interest rates would result in a $1.0 million annual increase in interest and operating lease expense. As of March 31, 2002, approximately $99 million of our indebtedness and other obligations outstanding bear interest at floating rates.

        In order to minimize any significant foreign currency credit risk, we generally contractually require that payment by our customers be made in United States dollars. If payment is not made in United States dollars, we generally utilize the exchange rate into United States dollars on the payment date or balance payments in local currency against local expenses. As a result of the political and economic situation in Argentina, we are involved in negotiations with our customers in Argentina as to the currency in which contract amounts are to be paid, as mandated by the Argentine government. The impact from the Argentina political and economic situation reduced EBITDA, as adjusted, by approximately $4.0 million in the three and twelve month periods ended March 31, 2002.

ITEM 8. Financial Statements and Supplementary Data

        The consolidated statements of the Company and Universal included in this Report beginning on page F-1 are incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

ITEM 10. Directors and Executive Officers of the Company

        The information to be included in the Company's definitive proxy statement for its 2002 Annual Meeting of Stockholders under the captions "Election of Directors" is incorporated by reference herein.

ITEM 11. Executive Compensation

        The information included or to be included under the captions "Executive Compensation" in the Company's definitive proxy statement for its 2002 Annual Meeting of Stockholders is incorporated by reference herein.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information included or to be included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Company's definitive proxy statement for its 2002 Annual Meeting of Stockholders is incorporated by reference herein.

ITEM 13. Certain Relationships and Related Transactions

        The information included or to be included under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its 2002 Annual Meeting of Stockholders is incorporated by reference herein.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports On Form 8-K

        (a)  The following documents are filed as part of this Report:

          1.    Financial Statements—The financial statements of the Company and Universal listed in the accompanying Index to Consolidated Financial Statements on page F-1 are filed as part of this annual report and such Index to Consolidated Financial Statements is incorporated herein by reference.

          2.    Financial Statement Schedules—Schedule II Valuation and Qualifying Accounts is included on Page E-1. All other schedules have been omitted as the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

        (b)  Reports on Form 8-K

        Four reports were filed on Form 8-K during the fourth quarter of fiscal 2002.

          1.    The Company and Universal filed a Current Report on Form 8-K on January 8, 2002 to report under Item 5 the effectiveness of the Registration Statement on Form S-4 (File No. 333-74342) with respect to the registration of $100 million aggregate principal amount of the unaffiliated issuers' new additional 8 7/8% senior secured notes due 2008 and our related lease and guarantee obligations.

          2.    The Company and Universal filed a Current Report on Form 8-K on January 24, 2002 to report under Item 5 the announcement of the Company's scheduled third fiscal quarter earnings release and conference call and the resignation of two members of the Company's board of directors, John K. Castle and C. Kent May, and to file under Item 7 a related press release and to report under Item 9 the timing of the release of financial results and the conference call broadcast to investors over the Internet with respect to the results of the third fiscal quarter.

          3.    The Company and Universal filed a Current Report on Form 8-K on February 4, 2002 to report under Item 5 the issuance of a press release announcing earnings for the Company's third fiscal quarter and other corporate matters regarding the new composition of the Company's audit and compensation committees, and to file under Item 7 the related press release and to report under Item 9 certain matters discussed on a conference call broadcast to investors over the Internet with respect to the results of the third fiscal quarter and other corporate matters.

          4.    The Company and Universal filed a Current Report on Form 8-K on February 20, 2002 to report under Item 5 the extension of the exchange offer of the unaffiliated issuers' new additional 8 7/8% Senior Secured Notes due 2008 and our related lease and guarantee obligations.

        (c)  Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of October 23, 2000, by and among Universal Compression Holdings, Inc., Universal Compression, Inc., Weatherford International, Inc., WEUS Holding, Inc. and Enterra Compression Company (incorporated by reference to Exhibit 10.1 to Universal Compression Holdings, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2000).
3.1	Restated Certificate of Incorporation of Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
3.2	Restated Bylaws of Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 3.2 to Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
4.1	Indenture, dated as of February 20, 1998, between Universal Compression, Inc. and the United States Trust Company of New York, as Trustee, with respect to the 9 7/8% Senior Discount Notes (incorporated by reference to Exhibit 4.3 to Universal Compression, Inc.'s Registration Statement on Form S-4 dated March 19, 1998 (File No. 333-48279)).
4.2	First Supplemental Indenture, dated May 9, 2000, between Universal Compression, Inc. and United States Trust Company of New York, as Trustee, with respect to the 9 7/8% Senior Discount Notes (incorporated by reference to Exhibit 4.7 of Amendment No. 2 dated May 22, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
4.3	Second Supplemental Indenture, dated as of May 30, 2000, by and among Universal Compression, Inc., Universal Compression Holdings, Inc. and United States Trust Company of New York, as Trustee, with respect to the 9 7/8% Senior Discount Notes (incorporated by reference to Exhibit 4.3 to Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
4.4	Third Supplemental Indenture, dated as of October 15, 2000, by and among Universal Compression, Inc., Gas Compression Finance Corporation, G.C.S. Distributing L.L.C., Gas Compression Realty L.L.C. and United States Trust Company of New York, as Trustee, with respect to the 9 7/8% Senior Discount Notes (incorporated by reference to Exhibit 4.4 to Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.5	Specimen of Universal Compression, Inc.'s 9 7/8% Senior Discount Notes due 2008 (incorporated by reference to Exhibit 4.2 to Universal Compression, Inc.'s Registration Statement on Form S-4 dated March 19, 1998 (File No. 333-48279)).
4.6	Specimen common stock certificate of Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 dated May 22, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
4.7	Indenture, dated as of February 9, 2001, among BRL Universal Equipment 2001 A, L.P. and BRL Universal Equipment Corp., as Issuers, and The Bank of New York, as Indenture Trustee, with respect to the 8 7/8% Senior Secured Notes due 2008 (incorporated by reference to Exhibit 10.4 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
4.8	First Supplemental Indenture, dated as of September 11, 2001, among BRL Universal Equipment 2001 A, L.P. and BRL Universal Equipment Corp., as Issuers, and The Bank of New York, as Trustee, with respect to the 8 7/8% Senior Secured Notes due 2008 (incorporated by reference to Exhibit 4.1 to Universal Compression Holdings, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2001).
4.9	Indenture, dated as of February 9, 2001, between BRL Universal Compression Funding I, L.P., issuer, and Wells Fargo Bank Minnesota, National Association, Indenture Trustee, with respect to the ABS operating lease facility (incorporated by reference to Exhibit 4.10 to Registration Statement on Form S-4 dated March 20, 2001 (File No. 333-57302)).
4.10	Series 2001-1 Supplement, dated as of February 9, 2001, to Indenture dated as of February 9, 2001, between BRL Universal Compression Funding I, L.P., issuer, and Wells Fargo Bank Minnesota, National Association, Indenture Trustee, with respect to the ABS operating lease facility (incorporated by reference to Exhibit 4.11 to Registration Statement on Form S-4 dated March 20, 2001 (File No. 333-57302)).
4.11	Amendment No. 1 to Indenture, dated as of October 1, 2001, between BRL Universal Compression Funding I, L.P., as Issuer, and Wells Fargo Bank Minnesota, N.A., as Indenture Trustee (incorporated by reference to Exhibit 4.2 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).
4.12*	Amendment No. 2 to Indenture, dated as of February 8, 2002, between BRL Universal Compression Funding I, L.P., as Issuer, and Wells Fargo Bank Minnesota, N.A., as Indenture Trustee.
4.13*	Amendment No. 3 to Indenture, dated as of March 29, 2002, between BRL Universal Compression Funding I, L.P., as Issuer, and Wells Fargo Bank Minnesota, N.A., as Indenture Trustee.
4.14*	Amendment No. 4 to Indenture, dated as of May 31, 2002, between BRL Universal Compression Funding I, L.P., as Issuer, and Wells Fargo Bank Minnesota, N.A., as Indenture Trustee.
9.1	Termination of Voting Trust Agreement, dated October 1, 2001, among Universal Compression Holdings, Inc., John K. Castle, as voting trustee, and the stockholders party thereto (incorporated by reference to Exhibit 9.1 to Universal Compression Holdings, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2001).

9.2	Termination of Voting Trust Agreement, dated November 12, 2001, among Universal Compression Holdings, Inc., John K. Castle, as voting trustee, and the stockholders party thereto (incorporated by reference to Exhibit 9.2 to Universal Compression Holdings, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2001).
10.1	Equipment Lease Agreement with respect to the senior secured notes operating lease facility, dated as of February 9, 2001, between BRL Universal Equipment 2001 A, L.P., as Lessor, and Universal Compression, Inc., as Lessee (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-4 dated March 20, 2001 (File No. 333-57302)).
10.2	First Amendment to Equipment Lease Agreement with respect to the senior secured notes operating lease facility, dated as of October 15, 2001, between BRL Universal Equipment 2001 A, L.P., as Lessor, and Universal Compression, Inc., as Lessee (incorporated by reference to Exhibit 10.1 to Universal Compression Holdings, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2001).
10.3	First Amended and Restated Participation Agreement, dated as of October 15, 2001, among Universal Compression, Inc., as Lessee, Universal Compression Holdings, Inc., as Guarantor, BRL Universal Compression Equipment 2001 A, L.P., as Lessor, the financial institutions listed on the signature pages as Tranche B Lenders, The Bank of New York, not in its individual capacity but as Indenture Trustee, Paying Agent, Transfer Agent and Registrar for the Tranche A Noteholders, BRL Universal Equipment Management, Inc., as Lessor General Partner, Bankers Trust Company, as Administrative Agent and Collateral Agent for the Tranche B Lenders and Indenture Trustee on behalf of the Tranche A Noteholders, Deutsche Banc Alex. Brown Inc., as Arranger, The Bank of Nova Scotia, as Syndicate Agent for Tranche B Lenders, Bank One, N.A., as Documentation Agent for Tranche B Lenders, and First Union National Bank, as Managing Agent (incorporated by reference to Exhibit 10.2 to Universal Compression Holdings, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2001).
10.4	Participation Agreement Supplement No. 1, dated as of October 23, 2001, among Universal Compression, Inc., as Lessee, Universal Compression Holdings, Inc., as Guarantor, BRL Universal Equipment 2001 A, L.P., as Lessor, and The Bank of New York, not in its individual capacity but as Indenture Trustee for the Tranche A Noteholders (incorporated by reference to Exhibit 10.3 to Universal Compression Holdings, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2001).
10.5	Tranche B Loan Agreement, dated as of February 9, 2001, among BRL Universal Equipment 2001 A, L.P., as Borrower, Bankers Trust Company, as Administrative Agent and Collateral Agent, and the Tranche B Lenders (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-4 dated March 20, 2001 (File No. 333-57302)).
10.6	First Amendment to Tranche B Loan Agreement, dated as of October 15, 2001, among BRL Universal Equipment 2001 A, L.P. and Bankers Trust Company, as Administrative Agent for Tranche B Lenders and as Collateral Agent (incorporated by reference to Exhibit 10.4 to Universal Compression Holdings, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2001).

10.7	Master Equipment Lease Agreement, with respect to the ABS operating lease facility, dated as of February 9, 2001, between BRL Universal Compression Funding I, L.P., as Head Lessor, and UCO Compression LLC, as Head Lessee (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-4 dated March 20, 2001 (File No. 333-57302)).
10.8	Amendment No. 1 to the Master Equipment Lease Agreement, dated February 8, 2002, between BRL Universal Compression Funding I, L.P. and UCO Compression LLC (incorporated by reference to Exhibit 10.11 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).
10.9*	Amendment No. 2 to the Master Equipment Lease Agreement, dated as of March 29, 2002, between BRL Universal Compression Funding I, L.P. and UCO Compression LLC.
10.10*	Amendment No. 3 to the Master Equipment Lease Agreement, dated as of April 1, 2002, between BRL Universal Compression Funding I, L.P. and UCO Compression LLC.
10.11*	Amendment No. 4 to the Master Equipment Lease Agreement, dated as of May 31, 2002, between BRL Universal Compression Funding I, L.P. and UCO Compression LLC.
10.12	Senior Secured Revolving Credit Agreement, dated as of February 9, 2001, among Universal Compression, Inc., as Borrower, First Union National Bank, as Administrative Agent, Bank One, N.A., as Syndication Agent, and the lenders signatory thereto (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-4 dated March 20, 2001 (File No. 333-57302)).
10.13*	First Amendment and Supplement to Senior Secured Revolving Credit Agreement, dated as of October 15, 2001, among Universal Compression, Inc., as Borrower, First Union National Bank, as Administrative Agent, Bank One, N.A., as Syndication Agent, and the lenders signatory thereto.
10.14	Guaranty and Collateral Agreement made by Universal Compression Holdings, Inc. and Universal Compression, Inc. and in favor of First Union National Bank, as Administrative Agent, dated as of February 9, 2001 (incorporated by reference to Exhibit 10.8 to Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
10.15	Security Agreement (Pledge and Assignment), dated as of February 9, 2001, between Universal Compression International, Inc. and First Union National Bank, as Administrative Agent (incorporated by reference to Exhibit 10.9 to Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
10.16	Engagement and Indemnity Letter, dated February 9, 2001 among Universal Compression, Inc., Universal Compression Holdings, Inc., Deutsche Banc Alex. Brown Inc., First Union Securities, Inc., Goldman Sachs & Co., Banc One Capital Markets, Inc., Scotia Capital (USA), Inc., BRL Universal Equipment 2001 A, L.P., and BRL Universal Equipment Corp. (incorporated by reference to Exhibit 10.12 to Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
10.17	Guaranty made by Universal Compression Holdings, Inc. for the benefit of UCO Compression LLC, BRL Universal Compression Funding I, L.P. and Wells Fargo Bank National Association, dated as of February 9, 2001 (incorporated by reference to Exhibit 10.11 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 20, 2001 (File No. 333-57302)).

10.18	Management Agreement dated February 9, 2001, among Universal Compression, Inc., UCO Compression LLC and BRL Universal Compression Funding I, L.P. (incorporated by reference to Exhibit 10.10 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 20, 2001 (File No. 333-57302)).
10.19	Amendment No. 1 to Management Agreement dated as of April 30, 2001, among Universal Compression, Inc., UCO Compression LLC and BRL Universal Compression Funding I, L.P. (incorporated by reference to Exhibit 10.13 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-57302)).
10.20	Amendment No. 2 to Management Agreement dated as of July 16, 2001, among Universal Compression, Inc., UCO Compression LLC and BRL Universal Compression Funding I, L.P. (incorporated by reference to Exhibit 10.15 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 30, 2001 (File No. 333-74342)).
10.21	Amendment No. 3 to Management Agreement dated as of September 14, 2001, among Universal Compression, Inc., UCO Compression LLC and BRL Universal Compression Funding I, L.P. (incorporated by reference to Exhibit 10.16 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 30, 2001 (File No. 333-74342)).
10.22	Amendment No. 4 to Management Agreement, dated as of November 8, 2001, among Universal Compression, Inc., UCO Compression LLC and BRL Universal Compression Funding I, L.P. (incorporated by reference to Exhibit 10.8 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).
10.23	Amendment No. 5 to the Management Agreement, dated as of February 8, 2002, among Universal Compression, Inc., UCO Compression LLC and BRL Universal Compression Funding I, L.P. (incorporated by reference to Exhibit 10.9 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).
10.24*	Amendment No. 6 to the Management Agreement, dated as of March 29, 2002, among Universal Compression, Inc., UCO Compression LLC and BRL Universal Compression Funding I, L.P.
10.25*	Amendment No. 7 to the Management Agreement, dated as of May 31, 2002, among Universal Compression, Inc., UCO Compression LLC and BRL Universal Compression Funding I, L.P.
10.26	Back-up Management Agreement, dated as of February 1, 2002, among Caterpillar Inc., UCO Compression LLC, BRL Universal Compression Funding I, L.P. and Universal Compression, Inc. (incorporated by reference to Exhibit 10.10 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).
10.27†	Universal Compression Holdings, Inc. Restricted Stock Plan for Executive Officers (incorporated by reference to Exhibit 4.2 to Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 dated August 17, 2001 (File No. 333-67784)).

10.28†	Universal Compression Holdings, Inc. Form of Restricted Stock Agreement with respect to the Restricted Stock Plan for Executive Officers (incorporated by reference to Exhibit 10.8 to Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
10.29†	Universal Compression Holdings, Inc. Directors' Stock Plan (incorporated by reference to Exhibit 4.3 to Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 dated August 17, 2001 (File No. 333-67784)).
10.30*†	Form of Stock Option Agreements under Directors' Stock Plan between Universal Compression Holdings, Inc. and each of Thomas C. Case, Lisa W. Rodriguez, Edmund P. Segner, III, Bernard J. Duroc-Danner, William M. Pruellage, Samuel Urcis, Uriel E. Dutton, and Curtis W. Huff.
10.31	Registration Rights Agreement dated February 20, 1998 by and among Universal Compression, Inc., Castle Harlan Partners III, L.P. and each other party listed as signatory thereto (incorporated by reference to Exhibit 10.14 to Universal Compression Holdings, Inc.'s Registration Statement on Form S-4 dated March 19, 1998 (File No. 333-48283)).
10.32	Registration Rights Agreement, dated July 11, 2001, among Universal Compression Holdings, Inc. and the former shareholders of KCI, Inc. (incorporated by reference to Exhibit 10.1 to Universal Compression Holdings, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2001).
10.33	Registration Rights Agreement, dated July 11, 2001, among Universal Compression Holdings, Inc., MCNIC Compression GP, Inc. and MCNIC Compression LP, Inc. (incorporated by reference to Exhibit 10.2 to Universal Compression Holdings, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2001).
10.34	Form of Instruments of Accession to Registration Rights Agreement for each of Richard W. FitzGerald and Valerie L. Banner (incorporated by reference to Exhibit 4.10 to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.35	Instrument of Accession to Registration Rights Agreement, dated April 28, 2000, for Energy Spectrum Partners LP (incorporated by reference to Exhibit 10.19 to Amendment No. 2 dated May 22, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.36	Registration Agreement, dated September 15, 2000, by and among Universal Compression Holdings, Inc., the Reuben James Helton Trust dated January 24, 2000, and Michael Pahl (incorporated by reference to Exhibit 4.1 to Universal Compression Holdings, Inc.'s Current Report on Form 8-K dated September 29, 2000).
10.37	Escrow Agreement, dated as of September 15, 2000, by and among Universal Compression Holdings, Inc., the Reuben James Helton Trust dated January 24, 2000, Garlin Rymes, as representative of the Trust, Michael Pahl and State Street Bank and Trust Company (incorporated by reference to Exhibit 10.1 to Universal Compression Holdings, Inc.'s and Universal Compression, Inc.'s Current Report on Form 8-K dated September 29, 2000).
10.38†	Universal Compression Holdings, Inc. Incentive Stock Option Plan (incorporated by reference to Exhibit 10 to Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 1998).

10.39†	Amendment Number One to Incentive Stock Option Plan, dated April 20, 2000 (incorporated by reference to Exhibit 10.3 to Amendment No. 2 dated May 22, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.40†	Amendment Number Two to Incentive Stock Option Plan, dated May 15, 2000 (incorporated by reference to Exhibit 10.4 to Amendment No. 2 dated May 22, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.41†	Amendment Number Three to Incentive Stock Option Plan, dated November 27, 2000 (incorporated by reference to Exhibit 4.7 to Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed on February 9, 2001).
10.42†	Stock Option Agreements between Universal Compression Holdings, Inc., and each of Ernie Danner, Stephen Snider, Samuel Urcis and Newton Schnoor (incorporated by reference to Exhibit 10.18 to Universal Compression Holdings, Inc.'s Registration Statement on Form S-4 dated March 19, 1998 (File No. 333-48283)).
10.43†	Stock Option Agreement, dated April 12, 1999, between Universal Compression Holdings, Inc. and Richard W. FitzGerald (incorporated by reference to Exhibit 10.2 to Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999).
10.44†	Form of Stock Option Agreements between Universal Compression Holdings, Inc. and each of Jack B. Hilburn, H. Patrick Jones and Kirk E. Townsend (incorporated by reference to Exhibit 10.24 to Amendment No. 1 May 3, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.45†	Stock Option Agreement, effective as of October 18, 2000, by and between Universal Compression Holdings, Inc. and Mark L. Carlton (incorporated by reference to Exhibit 10.6 to Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
10.46†	Form of Stock Option Agreements of Universal Compression Holdings, Inc., effective as of April 20, 2000 (incorporated by reference to Exhibit 10.30 to Amendment No. 2 dated May 22, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.47	Agreement, dated October 27, 1999, among Universal Compression, Inc., Universal Compression Holdings, Inc., and Jack B. Hilburn (incorporated by reference to Exhibit 10.23 to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.48†	Agreement, dated October 27, 1999, among Universal Compression, Inc., Universal Compression Holdings, Inc. and Kirk E. Townsend (incorporated by reference to Exhibit 10.24 to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.49†	Form of Agreement for Mark L. Carlton (incorporated by reference to Exhibit 10.9 of Universal Compression Holdings, Inc.'s Current Report on Form 8-K dated March 22, 2001).

10.50†	Form of Indemnification Agreements for each of Samuel Urcis, Stephen A. Snider, John K. Castle, William M. Pruellage, Newt Schnoor, C. Kent May, Thomas C. Case, Jack B. Hilburn, Ernie L. Danner, Kirk E. Townsend, Hanford P. Jones, Richard W. FitzGerald, Edmund P. Segner III, Mark L. Carlton, Curtis W. Huff and Uriel E. Dutton (incorporated by reference to Exhibit 10.27 to Amendment No. 1 dated May 3, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.51†	Form of Indemnification Agreement for Bernard J. Duroc-Danner (incorporated by reference to Exhibit 10.8 of Universal Compression Holdings, Inc.'s Current Report on Form 8-K dated March 22, 2001).
10.52†	Universal Compression, Inc. Employees' Supplemental Savings Plan (incorporated by reference to Exhibit 10.42 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2001).
10.53*†	Amendment Number 1 to the Universal Compression, Inc. Employees' Supplemental Savings Plan dated as of January 1, 2002.
10.54†	Letter dated March 15, 2001, with respect to certain retirement benefits to be provided to Stephen A. Snider (incorporated by reference to Exhibit 10.43 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2001).
10.55†	Universal Compression Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 dated August 17, 2001 (File No. 333-67784)).
10.56*†	Amendment Number 1 to the Universal Compression Holdings, Inc. Employee Stock Purchase Plan dated as of December 20, 2001.
21.1*	List of Subsidiaries.

*
Filed herewith.

†
Management Contract or Compensatory Plan or Arrangement.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Universal Compression Holdings, Inc.

        We have audited the accompanying consolidated balance sheets of Universal Compression Holdings, Inc. and subsidiaries (the "Company") as of March 31, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2002. Our audits also included the financial statement schedule listed in the Index at E-1, which represents Schedule II to the consolidated financial statements of the Company. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2001 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, in the year ended March 31, 2002 the Company changed its method of accounting and reporting for goodwill to conform to the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
June 14, 2002

UNIVERSAL COMPRESSION HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2001	March 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$12,279	$6,176
Accounts receivable, net of allowance for bad debts of $2,771 and $7,470 as of March 31, 2001 and 2002, respectively	87,088	111,829
Current portion of notes receivable	3,928	3,010
Inventories, net of reserve for obsolescence of $17,607 and $10,537 as of March 31, 2001 and 2002, respectively	120,939	102,748
Current deferred tax asset	—	8,360
Other	20,284	19,283

Total current assets	244,518	251,406
Property, plant and equipment	592,449	618,975
Other property	52,810	84,254
Accumulated depreciation	(55,634)	(86,647)

Net property, plant and equipment	589,625	616,582
Goodwill, net of accumulated amortization of $8,773 as of March 31, 2001 and 2002	294,358	380,559
Notes receivable	4,803	3,222
Other non-current assets, net of accumulated amortization of $1,777 and $5,031 as of March 31, 2001 and 2002, respectively	30,819	25,396
Non-current deferred tax asset	12,133	—

Total assets	$1,176,256	$1,277,165

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$67,450	$42,961
Accrued liabilities	61,915	64,721
Current deferred tax liability	13,938	—
Current portion of long-term debt and capital lease obligation	3,452	3,801

Total current liabilities	146,755	111,483
Capital lease obligations	6,086	3,634
Long-term debt	205,569	219,327
Non-current deferred tax liability	90,126	127,317
Deferred gain	75,146	114,261
Other liabilities	—	799

Total liabilities	523,682	576,821
Commitments and contingencies (see note 10)
Stockholders' equity:
Common stock, $.01 par value, 200,000 and 200,000 shares authorized, 28,488 and 30,644 shares issued, 28,475 and 30,602 shares outstanding as of March 31, 2001 and 2002, respectively	285	306
Treasury stock, 13 and 42 shares at cost outstanding as of March 31, 2001 and 2002, respectively	(134)	(934)
Additional paid-in capital	663,882	723,831
Deferred compensation	—	(2,446)
Other comprehensive income (loss)	845	(57,517)
Retained earnings (deficit)	(12,304)	37,104

Total stockholders' equity	652,574	700,344

Total liabilities and stockholders' equity	$1,176,256	$1,277,165

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended March 31,
	2000	2001	2002
Revenues:
Contract compression	$98,295	$149,235	$327,735
Fabrication and aftermarket services	38,000	83,231	352,254

Total revenues	$136,295	$232,466	$679,989
Costs and expenses:
Contract compression—direct costs	35,352	52,345	114,432
Fabrication and aftermarket services—direct costs	31,943	70,714	297,211
Depreciation and amortization	26,006	33,491	48,600
Selling, general and administrative	16,797	21,092	60,890
Operating lease	—	14,443	55,401
Interest expense, net	34,327	23,220	23,017
Other (income) / expense, net	(154)	(295)	99
Non-recurring charges	—	8,699	—

Total costs and expenses	$144,271	$223,709	$599,650

Income (loss) before income taxes and extraordinary items	(7,976)	8,757	80,339
Income tax expense (benefit)	(1,994)	3,645	30,931

Income (loss) before extraordinary items	$(5,982)	$5,112	$49,408

Extraordinary loss, net of $5,701 income tax benefit	—	(9,503)	—

Net income (loss)	$(5,982)	$(4,391)	$49,408

Weighted average common and common equivalent shares outstanding:
Basic	2,448	14,760	30,008
Diluted	2,448	15,079	30,250
Earnings per share—basic:
Income (loss) before extraordinary items	$(2.44)	$0.35	$1.65
Extraordinary loss	—	(0.65)	—
Net income (loss)	$(2.44)	$(0.30)	$1.65

Earnings per share—diluted:
Income (loss) before extraordinary items	$(2.44)	$0.34	$1.63
Extraordinary loss	—	(0.63)	—

Net income (loss)	$(2.44)	$(0.29)	$1.63

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended March 31, 2000, 2001 and 2002

(In thousands, except for share data)

	Common Stock		Preferred Stock
					Class A Non Voting Shares	Additional Paid in Capital	Retained Earnings (Deficit)	Treasury Stock	Deferred Compensation	Other Comprehensive Income (loss)
	Shares	Amount	Shares	Amount							Total
Balance, March 31, 1999	2,450,518	$3	1,320,144	$13	3,950	$82,698	$(1,931)	$(9)	$—	$—	$80,774
Common stock cancellation	(30)
Series A preferred stock cancellation			(16)			(1)					(1)
Treasury stock purchase 5,630 shares at $50 per share	(3,178)		(1,712)		(740)			(144)			(144)
Sale of treasury stock 1,371 shares at $50 per share	891		480					30			30
Net loss							(5,982)				(5,982)
Balance, March 31, 2000	2,448,201	$3	1,318,896	$13	3,210	$82,697	$(7,913)	$(123)	—	—	$74,677

Stock issued for acquisitions	15,279,869	152	160,010	1		429,508					429,661
Option exercises	65,649	1				917					918
Shares issued in connection with initial public offering	7,431,752	74				150,801					150,875
Conversion of preferred and Class A non voting stock	3,249,695	55	(1,478,869)	(14)	(2,026)	(41)					—
Purchases of treasury stock	(30)		(37)		(1,184)	—		(11)			(11)
Net loss							(4,391)				(4,391)
Foreign currency translation adjustment										845	845

Comprehensive loss											(3,546)
Balance, March 31, 2001	28,475,136	$285	—	—	—	$663,882	$(12,304)	$(134)	—	$845	$652,574

Common stock issuance	1,333,333	13				36,118					36,131
Stock issued for acquisition	694,927	7				19,993					20,000
Treasury stock redeem, at $27 per share	(28,379)							(800)			(800)
Option exercises	109,419	1				1,099					1,100
Shares issued in 401(k) plan and employee stock purchase plan	17,606					1,006					1,006
Share issuances costs						(1,122)					(1,122)
Deferred compensation						2,855			(2,855)
Amortization of deferred compensation									409		409
Net income							49,408				49,408
Foreign currency translation adjustment										(58,362)	(58,362)

Comprehensive loss											(8,954)

Balance, March 31, 2002	30,602,042	$306	—	—	—	$723,831	$37,104	$(934)	$(2,446)	$(57,517)	$700,344

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended March 31,
	2000	2001	2002
Cash flows from operating activities:
Net income (loss)	$(5,982)	$(4,391)	$49,408
Adjustments to reconcile net income (loss) to cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	26,006	33,491	48,600
(Gain) loss on asset sales	(124)	119	(286)
Amortization of debt issuance costs	1,162	1,472	3,006
Amortization of deferred compensation	—	—	409
Accretion of discount notes	20,258	19,105	20,073
Increase (decrease) in deferred taxes	(2,921)	108,161	20,827
(Increase) decrease in other assets	(633)	(14,626)	21,225
(Increase) decrease in receivables	5,202	(26,239)	(10,404)
(Increase) decrease in inventories	1,545	(19,272)	40,048
Increase (decrease) in accounts payable	2,320	23,591	(44,947)
Increase (decrease) in accrued liabilities	411	(32,780)	(14,881)
Other	(100)	845	—

Net cash provided by operating activities	47,144	89,476	133,078

Cash flows from investing activities:
Additions to property, plant and equipment	(60,002)	(68,006)	(188,019)
Acquisition of Weatherford Global	—	(409,423)	—
Other acquisitions, net of cash received of $900	(5,543)	(55,338)	(160,021)
Proceeds from sale of property, plant and equipment	4,442	529,449	187,784

Net cash used in investing activities	(61,103)	(3,318)	(160,256)

Cash flows provided by (used in) financing activities:
Principal repayments of long-term debt	(750)	(106,863)	(7,401)
Net repayment under revolving line of credit	(400)	(97,408)	—
Net proceeds (repayment) on sale-leaseback of vehicles	3,119	(1,484)	(2,878)
Net proceeds (repayment) of financing lease	10,581	(10,580)	—
Common stock issuance	—	151,790	36,285
Preferred stock cancellation	(1)	—	—
Purchase of treasury stock	(144)	(11)	(800)
Sale of treasury stock	30	—	—
Debt issuance costs	—	(10,726)	(4,131)

Net cash provided by (used in) financing activities	12,435	(75,282)	21,075

Net increase (decrease) in cash and cash equivalents	(1,524)	10,876	(6,103)
Cash and cash equivalents at beginning of period	2,927	1,403	12,279

Cash and cash equivalents at end of period	$1,403	$12,279	$6,176

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,962	$4,115	$4,073

Cash paid for operating leases	$7,509	$7,798	$54,301

Cash paid for income taxes	$772	$1,543	$1,346

Supplemental schedule of non-cash investing and financing activities:
Stock issued for acquisition	$—	$429,661	$20,000

	$—	$429,661	$20,000

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

        Since our initial public offering, we have completed seven acquisitions. Our completed acquisitions include Gas Compression Services, Inc. ("GCSI") in September 2000, Weatherford Global and ISS Compression ("IEW") in February 2001, Compressor System International, Inc. ("CSII") in April 2001, KCI, Inc. ("KCI") and Louisiana Compressor Maintenance ("LCM") in July 2001, and Technical Compression Service, Inc. ("TCSI") in October 2001. GCSI added approximately 138,000 horsepower to our fleet and provided us with an increased customer base, additional market segments and additional fabrication capabilities. Weatherford Global added approximately 950,000 horsepower, which expanded both our domestic and international presence and more than doubled our size at the time. IEW added approximately 26,000 horsepower to our fleet, as well as important offshore Gulf of Mexico service capabilities. CSII added approximately 34,000 horsepower in the aggregate to our fleet in Mexico and Argentina. KCI added approximately 125,000 horsepower to our domestic fleet as well as significant fabrication expertise and capabilities, a 100,000 square foot fabrication facility in Tulsa, Oklahoma and expertise in the pipeline compression and related natural gas markets. LCM added to our ability to be a supplier of maintenance, repair, overhaul and upgrade services to natural gas pipeline and related markets. TCSI added to our compression parts and service capabilities for the natural gas producing industry as well as the refinery and petrochemical industries.

Nature of Operations

        The Company is the second largest natural gas compression services company in the world in terms of contract compression fleet horsepower. The Company provides a full range of contract compression services, which include sales, operations, maintenance and fabrication services and products to the natural gas industry, both domestically and internationally. The compressors are used by oil and gas producers and processors and pipeline companies primarily to boost the pressure of natural gas from the wellhead into gas gathering systems, gas processing plants or into and through high pressure pipelines to be delivered to the end-users. The Company also designs and fabricates compressors for its own fleet as well as for sale to customers, and sells parts as well as services compressor units for its customers.

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

        Revenue from contract compression services is recorded when earned over the period of service and maintenance contracts which generally range from one month to several years. Aftermarket services revenue is recorded as products are delivered or services are performed for the customer.

        Fabrication revenue is recognized using the completed-contract method which recognizes revenue upon completion of the contract. This method is used because the typical contract is completed within two to three months and financial position and results of operations do not vary significantly from those which would result from use of the percentage-of-completion method.

Concentration of Credit Risk

        Trade accounts receivable are due from companies of varying size engaged principally in oil and gas activities in the United States and in certain international locations such as South America, Southeast Asia, Europe and Canada. The Company reviews the financial condition of customers prior to extending credit and periodically updates customer credit information. Payment terms are on a short-term basis and in accordance with industry standards. No single customer accounts for 10% or more of the Company's revenues. For the years ended March 31, 2000, 2001 and 2002, the Company wrote off bad debts, net of recoveries totaling $116,000, $77,000 and $94,000, respectively.

Inventories

        Inventories are recorded at the lower of average cost (first in first out FIFO method) or market (net realizable value). Some items of compression equipment are acquired and placed in inventories for subsequent sale or compression services to others. Acquisitions of these assets are considered operating activities in the statement of cash flows.

Properties and Equipment

        Properties and equipment are carried at cost. Depreciation for financial reporting purposes is computed on the straight-line basis beginning with the first compression service, with salvage values of 20% for compression equipment, using estimated useful lives of:

Compression equipment	15 years
Other properties and equipment	2-25 years

        Maintenance and repairs are charged to expenses as incurred. Overhauls and major improvements that increase the value or extend the life of contract compressor units are capitalized and depreciated over the estimated period of 6.5 years. Depreciation expense for the years ended March 31, 2000, 2001 and 2002 was $23.4 million, $29.9 million and $48.3 million, respectively.

        Properties and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable based upon undiscounted cash flows. Any impairment losses are measured based upon the excess of the carrying value over the fair value. The Company has not recognized any impairment losses for any of the periods presented.

Goodwill

        Goodwill represents the purchase price of an acquired entity in excess of the fair market value assigned to its assets and liabilities. Through March 31, 2001 goodwill was amortized on a straight-line basis over 40 years. Effective April 1, 2002 we discontinued amortization of goodwill with our adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. It also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. At March 31, 2002 we performed an impairment analysis on our goodwill in accordance with SFAS No. 142 and determined that no impairment had occurred.

        The following table sets forth adjusted net income and basic and diluted earnings per share as if SFAS No. 142 had been effective and the Company adopted it on April 1, 1999 (in thousands):

	For the Year Ended March 31,
	2000	2001	2002
Reported net income (loss)	$(5,982)	$(4,391)	$49,408
Add back: Goodwill amortization	2,046	2,085	—
Adjusted net income	$(3,936)	$(2,306)	$49,408

Reported earnings per share-basic	$(2.44)	$(.30)	$1.65
Add back: Goodwill amortization	.84	.14	—
Adjusted earnings per share-basic	$(1.60)	$(.16)	$1.65

Reported earnings per share-diluted	$(2.44)	$(.29)	$1.63
Add back: Goodwill amortization	.84	.14	—
Adjusted earnings per share-diluted	$(1.60)	$(.15)	$1.63

Other Non-Current Assets

        Included in other non-current assets are debt issuance costs, net of accumulated amortization, totaling approximately $18.5 million and $19.6 million at March 31, 2001 and 2002, respectively. Such costs are amortized over the period of the respective debt agreements on a straight-line method which approximates the effective interest method.

Stock-Based Compensation

        Under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company elected to measure compensation cost using the intrinsic value-based method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As such, the Company is required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined by SFAS No. 123 had been applied. See Note 7.

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

Foreign Currency Translation

        The majority of the Company's foreign subsidiaries have designated the local currency as their functional currency and, as such, gains and losses resulting from financial statement translation of foreign operations are included as a separate component of other comprehensive income (loss) within stockholders' equity. For those foreign subsidiaries that have designated the United States Dollar as the functional currency, transaction gains and losses resulting from financial statement translation of foreign operations are included in the consolidated statements of operations as incurred.

Fair Value of Financial Instruments

        The Company's financial instruments consist of trade receivables and payables (which have carrying values that approximate fair value) and long-term debt. The fair value of the Company's revolving credit facility (see Note 4) is representative of its carrying value based upon variable rate terms. The fair value of the senior discount notes was approximately $252.1 million and $253.7 million, as compared to a carrying amount of $200.8 million and $215.9 million at March 31, 2001 and 2002, respectively. The estimated fair value amounts have been determined by the Company using appropriate valuation methodologies and information available to management as of March 31, 2002 based on the quoted market price from brokers of these notes.

Environmental Liabilities

        The costs to remediate and monitor environmental matters are accrued when such liabilities are considered probable and a reasonable estimate of such costs is determinable.

Net Income Per Share

        Basic and diluted net income loss per share are calculated in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share.

        The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	For the Year Ended March 31,
	2000	2001	2002
Basic earnings per share
Income (loss) before extraordinary items	$(5,982)	$5,112	$49,408
Extraordinary loss, net of income tax benefit	—	(9,503)	—

Net income (loss)	$(5,982)	$(4,391)	$49,408

Weighted average common stock outstanding	2,448	14,760	30,008
Basic net income (loss) per share:
Before extraordinary loss	$(2.44)	$0.35	$1.65
Extraordinary loss, net of income tax benefit	—	(0.65)	—

Basic net income (loss) per share	$(2.44)	$(0.30)	$1.65

Diluted earnings per share
Income (loss) before extraordinary items	$(5,982)	$5,112	$49,408
Extraordinary loss, net of income tax benefit	—	(9,503)	—

Net income (loss)	$(5,982)	$(4,391)	$49,408

Weighted average common stock outstanding	2,448	14,760	30,008
Dilutive effect of stock options outstanding	—	319	242

Weighted average diluted shares of common stock outstanding	—	15,079	30,250

Net income (loss) per share—diluted:
Before extraordinary loss	$(2.44)	$0.34	$1.63
Extraordinary loss, net of income tax benefit	—	(0.63)	—

Net income (loss) per share—diluted	$(2.44)	$(0.29)	$1.63

New Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Financial Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principle Board Opinion No. 30, while retaining many of the requirements of these two statements. Under SFAS No. 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 does not materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in additional future dispositions being reported as discontinued operations. The Company adopted SFAS No. 144 on April 1, 2002. Based on the Company's review of SFAS No. 144, no impairment existed as of March 31, 2002.

2. Mergers & Acquisitions

        On April 23, 2001, the Company acquired the international operations of CSII based in Midland, Texas for approximately $30 million in cash. The acquisition resulted in goodwill of $13.3 million, which is not subject to amortization.

        On July 11, 2001, the Company acquired KCI, a Tulsa, Oklahoma based fabricator of large horsepower compressors for approximately $25.8 million in cash and 694,927 shares of the Company's common stock. In addition, the Company incurred costs and assumed other liabilities related to the transaction of approximately $6 million. Concurrently with the acquisition, the Company repaid substantially all of KCI's approximately $51 million of indebtedness. In order to fund the acquisition, the Company used approximately $50 million of the availability under its revolving credit facility and $27.3 million of the funds received from the offering in July 2001. The acquisition resulted in goodwill of $40.3 million.

        On July 13, 2001, the Company acquired LCM, a Houma, Louisiana based supplier of maintenance, repair, overhaul and upgrade services to the natural gas pipeline and related markets for approximately $26.0 million in cash. In order to fund the acquisition, the Company used approximately $25 million of the availability under its revolving credit facility and $1.3 million of the funds received from the Offering. The acquisition resulted in goodwill of $14.1 million.

        On October 3, 2001, the Company acquired TCSI, located in Belle Chase, Louisiana. TCSI provides compression parts and services to the natural gas producing industry as well as to the refinery and petrochemical industries. Under the terms of the purchase agreement, the Company acquired TCSI for approximately $22.5 million in cash. In order to fund the acquisition, the Company used approximately $19 million under its ABS Operating Lease Facility and approximately $3.5 million under its revolving credit facility. The acquisition resulted in goodwill of $17.2 million.

        On September 15, 2000, the Company completed the merger of GCSI, a supplier of natural gas compression equipment and services with fabrication and overhaul facilities in Michigan and Texas. In connection with the merger, the Company entered into an escrow agreement with the selling shareholders of GCSI pursuant to which certain of the shares issued to the shareholders are being held in escrow to indemnify the Company against certain losses it may incur. On October 17, 2001, 28,379 of these escrow shares of the Company's common stock were released to the Company to satisfy certain indemnified matters. Goodwill related to the GCSI acquisition amounted to $30.5 million at March 31, 2002.

        The Company's acquisitions were accounted for as purchases and accordingly, the results of operations of the acquired businesses are included in the accompanying financial statements from the dates of acquisition. In addition, the Company is permitted to make, and has occasionally made, changes to their purchase price allocation during the first year after completing each acquisition. Goodwill in the amounts listed below has been recognized for the amount of the excess of the purchase price paid over the fair market value of the net assets acquired and is accounted for in accordance with SFAS 142.

	For the Year Ended March 31,
	2001	2002
Weatherford Global Compression Services	$164,492	$168,075
Tidewater Compression Service	104,452	104,452
KCI, Inc.	—	40,343
Gas Compressors Services Inc.	32,668	30,534
Technical Compression Services, Inc.	—	17,232
Louisiana Compression Maintenance	—	14,133
Compressor System International, Inc.	—	13,312
ISS Compression	1,519	1,251

Total	303,131	389,332

Less accumulated amortization	(8,773)	(8,773)

Goodwill, net	$294,358	$380,559

        The changes in the carrying amount of goodwill for the year ended March 31, 2002, are as follows (in thousands):

	Domestic Contract Compression	International Contract Compression	Aftermarket Services	Fabrication	Total
Balance as of March 31, 2001	$242,934	$26,970	$13,813	$10,641	$294,358
Goodwill acquired during the year	22,189	13,312	31,365	18,154	85,020
Purchase accounting adjustments	975	108	55	43	1,181
Balance as of March 31, 2002	$266,097	$40,390	$45,234	$28,838	$380,559

3. Inventories, Net

        Inventories, net consisted of the following (in thousands):

	For the Year Ended March 31,
	2001	2002
Raw materials	$59,790	$67,912
Work-in-progress	35,012	25,114
Finished goods	26,137	9,722

Total	$120,939	$102,748

        Inventory for Fabrication operations included in the above balances amounted to $46.1 million and $41.5 million for March 31, 2001 and 2002, respectively.

4. Long-Term Debt

        The Company's debt at March 31 consisted of the following (in thousands):

	As of March 31,
	2001	2002
Senior discount notes, bearing interest of 9 7/8% per annum, due 2008, net of discount of $39,700 and $18,835 at March 31, 2001 and 2002, respectively, unsecured	$200,800	$215,915
Various term loans due between August 2005 and April 2014. The March 31, 2001and 2002 average rates were 7.85% and 6.44%, respectively. In addition, the weighted average rates for fiscal 2001 and 2002 was 8.975% and 6.73%, respectively.	4,091	3,735
Limited revenue obligation bonds, bearing interest of 4.5%.	1,200	—
Other	—	38

Total debt	206,091	219,688
Less current maturities	522	361

Total long-term debt	$205,569	$219,327

        On February 20, 1998, the Company issued $242.5 million of its 9 7/8% senior discount notes due February 15, 2008 in a private placement. The 9 7/8% senior discount notes were offered at a substantial discount from their principal amount. The Company subsequently exchanged the notes for publicly tradable notes pursuant to a registered exchange offer under the Securities Act. As of March 31, 2002, approximately $215.9 million aggregate principal amount of 9 7/8% senior discount notes was outstanding.

        The Company's senior secured credit agreement ("Credit Agreement") provides for up to $125 million under the revolving credit facility, which includes a sub-limit for letters of credit. The revolver bears interest at the Company's option of a base rate or LIBOR plus, in each case, a variable amount depending on its operating results.

        The available capacity on the revolving credit facility at March 31, 2001 and 2002 was approximately $110 million and $125 million, respectively, after giving effect to outstanding letters of credit. The interest rates on the prior revolving credit facility at March 31, 2001 and 2002 were 7.58% and 6.0%, respectively. Under the revolving credit facility, a commitment fee of 0.50% per annum on the average available commitment is payable quarterly.

        The Credit Agreement contains certain financial covenants and limitations on, among other things, acquisitions, sales, indebtedness and liens. The Credit Agreement also limits the payment of cash dividends related to Universal paying up to $1 million to the Company in any given fiscal year. In addition, the Company has substantial dividend payment restrictions under the indenture related to the senior discount notes. The Company was in compliance with all such covenants and limitations at March 31, 2001 and 2002. As defined by the Credit Agreement, any "change of control" would result in an "Event of Default" and all amounts outstanding under the Credit Agreement would become due and payable. All principal amounts and accrued interest would become due without further notice.

        The Company is not, and has not been, a lender to, affiliate of or investor in any manner with any of its lessors.

        Maturities of long-term debt as of March 31, 2002 are as follows (in thousands):

2003	$361
2004	359
2005	389
2006	422
2007	456
Thereafter	217,701

Total	$219,688

5. Capital Leases

        On June 17, 1999, Universal signed a master lease agreement with GE Capital Fleet Services completing a sale and leaseback of the majority of its service vehicle fleet. Under the agreement, the vehicles were sold and leased back by Universal at lease terms ranging from 20 months to 56 months and will continue to be deployed by Universal under its normal operating procedures.

        In connection with the GCSI and Weatherford Global acquisitions, we have additional capital leases with GE Capital and Ford Motor Credit.

        Properties and equipment at March 31, 2002 include the following amounts for capitalized leases (in thousands):

	For the Year Ended March 31,
	2001	2002
Compression equipment	$4,290	—
Service vehicles	9,771	11,809
Less accumulated depreciation	(3,915)	(1,844)

Net assets under capital leases	$10,146	$9,965

        Future minimum lease payments under non-cancelable capital leases as of March 31, 2002 are as follows (in thousands):

2003	$3,440
2004	1,936
2005	1,183
2006	272
2007	98
Thereafter	145

Total	$7,074

6. Income Taxes

        For the years ended March 31, 2000 and 2001, substantially all of the Company's income and losses before income taxes were derived from its United States operations. During 2002, the Company made acquisitions and experienced internal growth, which resulted in an increase in its international operations and a deferred foreign tax benefit.

        Income tax expense (benefit) for the years ended March 31, 2000, 2001 and 2002 consisted of the following (in thousands):

	2000	2001	2002
Current:
Foreign	$889	$1,771	$6,664
Deferred:
Federal	(2,655)	2,215	25,157
State	(228)	305	272
Foreign	—	(646)	(1,162)

Total	$(1,994)	$3,645	$30,931

        A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the federal statutory income tax rate to income before taxes and extraordinary item for the years ended March 31, 2000, 2001 and 2002 is as follows (in thousands):

	2000	2001	2002
Income tax expense (benefit) at statutory rate	$(2,791)	$3,065	$28,119
State taxes	(228)	217	177
Foreign taxes	889	(28)	2,491
Non-deductible expenses and other	136	391	144

Total	$(1,994)	$3,645	$30,931

        The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at March 31 are (in thousands):

	2001	2002
Deferred tax assets:
Net operating loss carryforwards	$69,547	$96,817
Accrued reserves	19,997	2,730
Inventory reserves and unicap	6,734	3,642
Foreign tax credit	1,779	1,779
Other	1,162	11,388

Total	99,219	116,356
Valuation allowance	(1,779)	(1,779)

Total	97,440	114,577

Deferred tax liabilities:
Depreciation differences on properties and equipment	(184,057)	(222,653)
Other	(5,314)	(10,881)

Total	(189,371)	(233,534)

Net deferred tax liability	$(91,931)	$(118,957)

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

        At March 31, 2002, the Company had net operating loss ("NOL") carryforwards of approximately $240.7 million available to offset future taxable income. Annual utilization of the carryforwards could be limited by Section 382 of the Internal Revenue Code of 1986, as amended. If not utilized, the NOL carryforwards will expire as follows (in thousands):

2008	$628
2009	1,849
2010	1,943
2011	953
2018	5,237
2019	36,277
2020	61,045
2021	66,367
2022	66,398

Total	$240,697

7. Stockholders' Equity

Common Stock

        Under the Employee Stock Purchase Plan, 46 employees of the Company purchased a total of 17,606 shares of common stock during the year ended March 31, 2002.

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

        On July 11, 2001, the Company acquired KCI, a Tulsa, Oklahoma based fabricator of large horsepower compressors for approximately $25.8 million in cash and 694,927 shares of the Company's common stock. In addition, the Company incurred costs and assumed other liabilities related to the transaction of approximately $6 million. Concurrently with the acquisition, the Company repaid substantially all of KCI's approximately $51 million of indebtedness.

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

Year 1	33 1/3%
Year 2	33 1/3%
Year 3	33 1/3%

        The Company has elected to follow Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its stock-based compensation and to provide the disclosures required under SFAS No. 123, Accounting for Stock Based Compensation.

        APB No. 25 requires no recognition of compensation expense for the stock-based compensation arrangements provided by the Company, namely option grants where the exercise price is equal to the market value at the date of grant. However, APB No. 25 requires recognition of compensation expense for variable award plans over the vesting periods of such plans, based upon the then-current market values of the underlying stock. In contrast, SFAS No. 123 requires recognition of compensation expense for grants of stock, stock options, and other equity instruments, over the vesting periods of such grants, based on the estimated grant-date fair values of those grants.

        Under the stock option plan, options to purchase common stock may be granted until 2011. Options generally are granted at fair market value at the date of grant, are exercisable in installments beginning one year from the date of grant, and expire 10 years after the date of grant.

        As of March 31, 2002, 2,734,246 stock options were outstanding under the plan. Transactions are summarized as follows:

	Stock Options	Weighted-Average Exercise Price
Options outstanding, March 31, 2000	273,233	6.73

Granted	1,139,803	25.03
Exercised	(68,268)	14.19
Forfeited	(33,224)	25.50

Options outstanding, March 31, 2001	1,311,544	$21.63

Granted	1,545,500	25.66
Exercised	(109,419)	10.04
Forfeited	(13,379)	19.00

Options outstanding, March 31, 2002	2,734,246	$24.52

Shares exercisable at March 31, 2000	—	—
Shares exercisable at March 31, 2001	439,537	$15.02
Shares exercisable at March 31, 2002	570,280	$17.94

        Exercise prices for options outstanding as of March 31, 2002 ranged from $6.73 to $37.95. The following table provides certain information with respect to stock options outstanding at March 31, 2002:

Range of Exercise Prices	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Under $7.00	265,663	$6.73	6.7
$7.00 - $19.99(a)	—	—	—
$20.00 - $30.00	1,585,182	22.65	9.3
Over $30.00	883,401	33.21	8.9

	2,734,246	$24.52	8.9

        The following table provides certain information with respect to stock options exercisable at March 31, 2002:

Range of Exercise Prices	Stock Options Exercisable	Weighted Average Exercise Price
Under $7.00	265,663	$6.73
$7.00 - $19.99(a)	—	—
$20.00 - $30.00	304,617	27.72

	570,280	$17.94

(a)
No options granted.

        In electing to continue to follow APB No. 25 for expense recognition purposes, the Company is obligated to provide the expanded disclosures required under SFAS No. 123 for stock-based compensation granted in 1998 and thereafter, including, if materially different from reported results disclosure of pro forma net income and earnings per share had compensation expense relating to 2000, 2001, and 2002 grants been measured under the fair value recognition provisions of SFAS No. 123.

        The weighted-average fair values at date of grant for options granted during 2000, 2001 and 2002 were $6.73, $9.94 and $10.41, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2000	2001	2002
Expected life in years	3.00	3.00	3.00
Interest rate	6.40%	4.33%	4.95%
Volatility	0.00%	53.21%	54.00%
Dividend yield	0.00%	0.00%	0.00%

        The following table summarizes results as if we had recorded compensation expense under the provisions of SFAS No. 123 for the 2000, 2001 and 2002 option grants:

	Year Ended March 31,
	2000	2001	2002
	(In thousands except per share amounts)
Net Income (loss):
As reported	$(5,982)	$(4,391)	$49,408
Pro forma	$(12,026)	$(13,187)	$33,330
Basic earnings per share:
As reported	$(2.44)	$(0.30)	$1.65
Pro forma	$(4.91)	$(0.90)	$1.11
Diluted earnings per share:
As reported	$(2.44)	$(0.29)	$1.63
Pro forma	$(4.91)	$(0.87)	$1.10

8. Employee Benefits

        The Company has a defined contribution 401(k) plan covering substantially all employees. The Company makes matching contributions under this plan equal to 50% of each participant's contribution of up to 6% of the participant's compensation. Company contributions to the plan were approximately $473,000 and $614,000 for the years ended March 31, 2000 and 2001, respectively. In September 2001, the Company amended its 401(k) plan for all domestic employees. The amended plan allows the Company to make matching contributions in the form of Company stock, instead of cash. For the fiscal year ended March 2002 the Company cash and stock contributions to the plan were approximately $0.5 and $0.8 million, respectively.

9. Related-Party Transactions

Management Agreement

        Castle Harlan Inc., an affiliate of a significant stockholder of the Company, entered into an agreement whereby, in exchange for certain management services rendered, the Company agreed to pay a fee to Castle Harlan Inc. totaling $3 million per year. The amount was paid in advance for the first year and quarterly in advance thereafter. The agreement was for a term of five years, renewable automatically from year to year thereafter unless Castle Harlan Inc. or its affiliates beneficially own less than 20% of the then outstanding stock of the Company. The Company paid Castle Harlan Inc. $3 million during the year ended March 31, 2000. The fee was recorded at the rate of $750,000 per quarter in selling, general and administrative expenses.

        In connection with the initial public offering in the quarter ended June 30, 2000, the Company terminated its Management Agreement with Castle Harlan, Inc. In exchange for such termination, the Company paid $3 million in cash and issued 136,364 shares of its common stock to Castle Harlan.

Finder's Fee/Consulting Arrangement

        The Company paid a member of its Board of Directors (the "Director") an annual consulting fee of $150,000 for consulting services for a stated term of five years. The agreement provided for automatic extensions for one-year periods unless terminated by the parties. The Company paid the Director $140,264 during the year ended March 31, 2000. In connection with the initial public offering in the quarter ended June 30, 2000, the Company terminated the agreement and paid him $150,000 in cash and issued him 6,818 shares of common stock.

Transitional Services Agreement

        Concurrently with the closing of the Weatherford Global acquisition, Weatherford and WGC, as the Company's subsidiary, entered into a transitional services agreement under which Weatherford will continue to provide certain administrative and support services, such as shared corporate office space and general communication and information services, to WGC until June 9, 2001. WGC paid Weatherford $125,000 for the first thirty days of these services. For the period subsequent to the initial thirty days, Weatherford Global, as the Company's subsidiary, will pay Weatherford a fee based on a proportional amount of Weatherford's costs and expenses in providing the services plus a 10% management fee. Amounts paid under this agreement have been immaterial.

10. Commitments and Contingencies

        Rent expense for the years ended March 31, 2000, 2001 and 2002 was approximately $0.4 million, $0.5 million, and $0.5 million, respectively. Commitments for future lease payments were not significant at March 31, 2002.

        An environmental assessment of the operations, physical premises and assets of the Company was completed in connection with the Tidewater Acquisition. The Company has recorded a provision of approximately $1.1 million and $0.9 million at March 31, 2001 and 2002, respectively, for environmental remediation costs.

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

11. Industry Segments and Geographic Information

        Prior to the Weatherford Global acquisition, the Company had three principal industry segments: domestic rental and maintenance, international rental and maintenance (including Canada) and fabrication. Due to the Weatherford Global merger, the changing nature of the markets the Company serves, and in order to align itself with those markets, the Company changed its internal business organization during fiscal 2001. In addition, during the second quarter of fiscal 2002, the Company changed the name of its rental and maintenance segments to contract compression. During the fourth quarter of fiscal 2002, the Company changed the name of its parts sales and service segment to aftermarket services. The Company is now organized into four businesses or operating segments: domestic contract compression, international contract compression (including Canada), fabrication, and aftermarket services. The two contract compression segments provide natural gas compression rental and maintenance services to meet specific customer requirements. The international contract compression segment represents all of the Company's international rental and maintenance operations (including Canada). The fabrication segment provides services related to the design, fabrication and sale of natural gas and air compression packages to meet customer specifications. The aftermarket services segment involves the sale of parts and the service of compressor units owned by producers and gatherers of natural gas.

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

        The following table presents sales and other financial information by industry segment for the year ended March 31, 2000 (in thousands):

	Domestic Contract Compression	International Contract Compression	Fabrication	Aftermarket Services	Total
Revenues	$83,577	$14,718	$25,258	$12,742	$136,295
Gross margin	52,411	10,532	3,358	2,699	69,000
Depreciation and amortization	20,991	4,084	524	407	26,006
Capital expenditures	50,980	8,079	899	44	60,002
Identifiable assets	408,491	49,204	10,205	2,042	469,942

        The following table presents sales and other financial information by industry segment for the year ended March 31, 2001 (in thousands):

	Domestic Contract Compression	International Contract Compression	Fabrication	Aftermarket Services	Total
Revenues	$126,686	$22,549	$61,779	$21,452	$232,466
Gross margin	80,465	16,425	9,041	3,476	109,407
Depreciation and amortization	25,710	5,924	1,087	770	33,491
Capital expenditures	54,749	11,560	746	951	68,006
Identifiable assets	775,781	178,718	88,170	133,587	1,176,256

        The following table presents sales and other financial information by industry segment for the year ended March 31, 2002 (in thousands):

	Domestic Contract Compression	International Contract Compression	Fabrication	Aftermarket Services	Total
Revenues	$267,550	$60,185	$211,265	$140,989	$679,989
Gross margin	169,892	43,411	24,347	30,696	268,346
Depreciation and amortization	37,776	9,653	518	653	48,600
Capital expenditures	146,145	37,343	2,004	2,527	188,019
Identifiable assets	808,583	206,610	115,877	146,095	1,277,165

Geographic Area

        The following table illustrates revenues and total assets by geographic locations for the year ended March 31, 2000 (in thousands):

	United States	Canada	Latin America	Asia Pacific	Total
Revenues	$119,411	$—	$15,946	$938	$136,295
Identifiable assets	418,785	64	48,710	2,383	469,942

        The following table illustrates revenues and total assets by geographic locations for the year ended March 31, 2001 (in thousands):

	United States	Canada	Latin America	Asia Pacific	Total
Revenues	$196,957	$9,495	$23,826	$2,188	$232,466
Identifiable assets	915,200	89,578	142,449	29,029	1,176,256

        The following table illustrates revenues and total assets by geographic locations for the year ended March 31, 2002 (in thousands):

	United States	Canada	Latin America	Asia Pacific	Total
Revenues	$524,475	$91,615	$55,909	$7,990	$679,989
Identifiable assets	1,058,332	85,335	102,499	30,999	1,277,165

        No one customer accounted for more than 10% of net sales for any of the periods presented.

12. Selected Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data for the years ended March 31, 2000, 2001 and 2002 is as follows (in thousands):

	June 30	September 30	December 31	March 31
2000:
Revenue	$33,808	$34,988	$33,729	$33,924
Operating income	5,968	6,636	6,699	6,924
Net loss	(1,238)	(1,578)	(1,276)	(1,890)
Earnings per common share—basic	$(0.51)	$(0.64)	$(0.52)	$(0.77)
Earnings per common share—diluted	$(0.51)	$(0.64)	$(0.52)	$(0.77)
2001:
Revenue	$34,760	$38,853	$60,014	$99,134
Operating income	7,507	8,018	10,411	14,621
Net income (loss)	(10,928)	1,753	3,130	1,654
Earnings per common share—basic	$(1.24)	$0.13	$0.21	$0.07
Earnings per common share—diluted	$(1.24)	$0.13	$0.21	$0.07
2002:
Revenue	$140,361	$174,308	$177,379	$187,941
Operating income	22,872	27,631	28,100	24,852
Net income	10,545	12,793	13,751	12,319
Earnings per common share—basic	$0.37	$0.42	$0.45	$0.40
Earnings per common share—diluted	$0.37	$0.42	$0.45	$0.40

13. Operating Lease Facilities

        Prior to the Weatherford Global acquisition on February 9, 2001, the Company had residual value guarantees on the equipment under the operating lease facility of approximately 85% of the funded amounts that were due upon termination of the lease and which could have been satisfied by a cash payment or the exercise of a purchase option for the full funded amount and any related costs and expenses. The facility contained certain covenants restricting the Company's operations, including its ability to enter into acquisition and sales transactions, incur additional indebtedness, permit additional liens on its assets and pay dividends. This facility was collateralized by liens on the lessor's compression equipment subject to the lease with Universal and certain related rights. Under the operating lease facility, Universal was the lessee and the Company guaranteed certain of Universal's obligations thereunder. The Company replaced this facility with new operating lease facilities.

        In connection with the Weatherford Global acquisition, on February 9, 2001, the Company raised $427 million under a new seven-year term senior secured notes operating lease facility (the "high-yield operating lease facility") funded primarily through an offering of $350 million 8 7/8% senior secured notes due 2008 by an unaffiliated special operating entity that is the lessor under the operating lease. The Company also concurrently entered into a $125 million secured revolving credit facility and a $200 million asset-backed securitization operating lease facility (the "ABS operating lease facility"), which facility consists of a series of six leases with terms ranging from three to eight years. At the closing of the Weatherford Global acquisition, the Company funded approximately $80 million under the ABS operating lease facility and had no amounts outstanding under the revolving credit facility. The proceeds from the two operating lease facilities were used to restructure previous operating lease obligations and refinance certain existing indebtedness of the Company (including the previous operating lease facility described above in the first paragraph) and Weatherford Global.

        On October 23, 2001, the Company increased the high-yield operating lease facility by $122 million, which was funded through the unaffiliated entity's offering of an additional $100 million of 8 7/8% senior secured notes due 2008, together with an $18.3 million increase in its borrowings under an existing term loan and an additional $3.7 million equity investment in such entity that is the lessor under the operating lease. The net proceeds from the sale of equipment under the high-yield operating lease facility were used to repay all of the outstanding indebtedness under the revolving credit facility, with the remaining proceeds used to repay a portion of the obligations under the ABS operating lease facility and for general corporate purposes.

        Under the operating lease facilities, Universal, or a subsidiary of Universal, as lessee, makes rental payments to the lessor for the leased equipment. The Company guarantees certain of Universal's obligations under the operating lease facilities. Under the high-yield operating lease facility, the rental payments include amounts based on the interest accrued on the 8 7/8% senior secured notes and an amount based on LIBOR or a variable base rate equal to the sum of the interest accrued on the lessor's term loan, the yield on the equity investment in the lessor and other fees. The equipment leased by Universal under the high-yield operating lease facility includes the equipment that had an appraised value as of February 2001 of approximately $427 million and additional equipment with an appraised value as of October 2001 of approximately $122 million. Universal has residual value guarantees on the equipment under the high-yield operating lease facility of approximately 82% of the funded amounts that are due upon termination of the lease in the event a purchase option for the full funded amount and any related costs and expenses or renewal options are not selected by the lessee.

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

        Lease payments equal to the interest on the 8 7/8% senior discount notes issued by the unaffiliated entity under the high-yield operating lease facility are payable semi-annually on August 15 and February 15, which commenced on August 15, 2001.

        At March 31, 2002, the Company had outstanding operating lease balances totaling $708.5 million, consisting of $549.0 million under its high-yield operating lease facility and $159.5 million under its ABS operating lease facility. The equipment sold under the high-yield operating lease facility had a net book value of approximately $472.5 million and resulted in a deferred gain of approximately $76.5 million to the Company. The equipment sold under the ABS operating lease facility had a book value of approximately $121.7 million and resulted in a deferred gain of approximately $37.8 million to the Company.

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

        Based on interest rates and funding amounts as of March 31, 2002, the future minimum lease payments under the high-yield operating lease facility and the ABS operating lease facility as of March 31, 2002 are $56.4 million for each of the next five years.

14. Extraordinary Losses

        During the year ended March 31, 2001, the Company incurred extraordinary losses of $15.2 million ($9.5 million net of tax) related to its debt restructuring that occurred concurrently with the Company's initial public offering.

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

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Universal Compression, Inc.

        We have audited the accompanying consolidated balance sheets of Universal Compression, Inc. and subsidiaries (the "Company") as of March 31, 2001 and 2002, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended March 31, 2002. Our audits also included the financial statement schedule listed in the Index at E-1, which represents Schedule II to the consolidated financial statements of the Company. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2001 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, in the year ended March 31, 2002 the Company changed its method of accounting and reporting for goodwill to conform to the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
June 14, 2002

UNIVERSAL COMPRESSION, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2001	March 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$12,279	$6,176
Accounts receivable, net of allowance for bad debts of $2,771 and $7,470 as of March 31, 2001 and 2002, respectively	87,088	111,829
Current portion of notes receivable	3,928	3,010
Inventories, net of reserve for obsolescence of $17,607 and $10,537 as of March 31, 2001 and 2002, respectively	120,939	102,748
Current deferred tax asset	—	8,360
Other	20,131	19,130

Total current assets	244,365	251,253
Property, plant and equipment	592,449	618,975
Other property	52,810	84,254
Accumulated depreciation	(55,634)	(86,647)

Net property, plant and equipment	589,625	616,582
Goodwill, net of accumulated amortization of $8,754 as of March 31, 2001 and 2002	294,127	380,328
Notes receivable	4,803	3,222
Other non-current assets, net of accumulated amortization of $1,777 and $5,031 as of March 31, 2001 and 2002, respectively	30,819	25,396
Non-current deferred tax asset	7,795	—

Total assets	$1,171,534	$1,276,781

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable, trade	$67,450	$42,961
Accrued liabilities	62,143	64,947
Current deferred tax liability	13,938	—
Current portion of long-term debt and capital lease obligation	3,452	3,801

Total current liabilities	146,983	111,709
Capital lease obligations	6,086	3,634
Long-term debt	205,569	219,327
Non-current deferred tax liability	90,126	131,655
Deferred gain	75,146	114,261
Other liabilities	—	799

Total liabilities	523,910	581,385
Commitments and contingencies (see note 10)
Stockholder's equity:
Common stock, $10 par value, 5,000 shares authorized, 4,910 shares issued and outstanding as of March 31, 2001 and 2002	49	49
Additional paid-in capital	651,607	708,333
Other comprehensive income (loss)	845	(57,517)
Retained earnings (deficit)	(4,877)	44,531

Total stockholder's equity	647,624	695,396

Total liabilities and stockholder's equity	$1,171,534	$1,276,781

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	For the Year Ended March 31,
	2000	2001	2002
Revenues:
Contract compression	$98,295	$149,235	$327,735
Fabrication and aftermarket services	38,000	83,231	352,254

Total revenues	$136,295	$232,466	$679,989
Costs and expenses:
Contract compression—direct costs	35,352	52,345	114,432
Fabrication and aftermarket services—direct costs	31,943	70,714	297,211
Depreciation and amortization	26,000	33,485	48,600
Selling, general and administrative	16,797	21,092	60,890
Operating lease	—	14,443	55,401
Interest expense, net	30,916	22,622	23,017
Other (income) / expense, net	(154)	(295)	99
Non-recurring charges	—	8,699	—

Total costs and expenses	$140,854	$223,105	$599,650

Income (loss) before income taxes and extraordinary items	(4,559)	9,361	80,339
Income tax expense (benefit)	(696)	3,871	30,931

Income (loss) before extraordinary items	$(3,863)	$5,490	$49,408

Extraordinary loss, net of $3,979 income tax benefit	—	(6,632)	—

Net income (loss)	$(3,863)	$(1,142)	$49,408

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

For the years ended March 31, 2000, 2001 and 2002

(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings (Deficit)	Other Comprehensive Income (loss)	Total
Balance, March 31, 1999	$49	$105,131	$128	$—	$105,308

Net loss	—	—	(3,863)	—	(3,863)
Balance, March 31, 2000	$49	$105,131	$(3,735)	—	$101,445

Investment in subsidiary by parent	—	116,815	—	—	116,815
Acquisitions	—	429,661	—	—	429,661
Net loss	—	—	(1,142)	—	(1,142)
Foreign currency transaction adjustment	—	—	—	$845	845

Comprehensive loss					(297)

Balance, March 31, 2001	$49	$651,607	$(4,877)	$845	$647,624

Investment in subsidiary by parent	—	36,726	—	—	36,726
Acquisitions	—	20,000	—	—	20,000
Net income	—	—	49,408	—	49,408
Foreign currency translation adjustment	—	—	—	(58,362)	(58,362)

Comprehensive loss					(8,954)

Balance, March 31, 2002	$49	$708,333	$44,531	$(57,517)	$695,396

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended March 31,
	2000	2001	2002
Cash flows from operating activities:
Net income (loss)	$(3,863)	$(1,142)	$49,408
Adjustments to reconcile net income (loss) to cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	26,000	33,485	48,600
(Gain) loss on asset sales	(124)	119	(286)
Amortization of debt issuance costs	1,074	1,458	3,006
Accretion of discount notes	16,934	18,521	20,073
Increase (decrease) in deferred taxes	(1,622)	109,883	20,827
(Increase) decrease in other assets	(602)	(14,525)	21,225
(Increase) decrease in receivables	5,202	(26,239)	(10,404)
(Increase) decrease in inventories	1,545	(19,272)	40,048
Increase in accounts payable	2,320	23,591	(44,947)
Increase (decrease) in accrued liabilities	411	(32,555)	(15,713)
Increase (decrease) in payable to parent	(146)	(1,288)	—
Other	(100)	845	—

Net cash provided by operating activities	47,029	92,881	131,837

Cash flows from investing activities:
Additions to property, plant and equipment	(60,002)	(68,006)	(188,019)
Acquisition of Weatherford Global	—	(409,423)	—
Other acquisitions	(5,543)	(55,338)	(160,021)
Proceeds from sale of property, plant and equipment	4,442	529,449	187,784

Net cash used in investing activities	(61,103)	(3,318)	(160,256)

Cash flows from financing activities:
Principal repayments of long-term debt	(750)	(74,626)	(7,401)
Net repayment under revolving line of credit	(400)	(97,408)	—
Net proceeds (repayment) on sale-leaseback of vehicles	3,119	(1,484)	(2,878)
Net proceeds (repayment) of financing lease	10,581	(10,580)	—
Investment in subsidiary by parent	—	116,815	36,726
Debt issuance costs	—	(11,404)	(4,131)

Net cash provided (used) by financing activities	12,550	(78,687)	22,316

Net increase (decrease) in cash and cash equivalents	(1,524)	10,876	(6,103)

Cash and cash equivalents at beginning of period	2,927	1,403	12,279

Cash and cash equivalents at end of period	$1,403	$12,279	$6,176

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,962	$4,115	$4,073

Cash paid for operating leases	$7,509	$7,798	$54,301

Cash paid for income taxes	$772	$1,543	$1,346

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Organization

        Universal Compression, Inc. was formed on December 12, 1997 for the purpose of acquiring Tidewater Compression Service, Inc. ("TCS") from Tidewater Inc. ("Tidewater"). Upon completion of the acquisition on February 20, 1998 (the "Tidewater Acquisition"), TCS changed its name to Universal Compression, Inc. ("Universal") Universal is a wholly owned subsidiary of Universal Compression Holdings, Inc. ("Holdings").

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

        Since our initial public offering, we have completed seven acquisitions. Our completed acquisitions include Gas Compression Services, Inc. ("GCSI") in September 2000, Weatherford Global and ISS Compression ("IEW") in February 2001, Compressor System International, Inc. ("CSII") in April 2001, KCI, Inc. ("KCI") and Louisiana Compressor Maintenance ("LCM") in July 2001, and Technical Compression Service, Inc. ("TCSI") in October 2001. GCSI added approximately 138,000 horsepower to our fleet and provided us with an increased customer base, additional market segments and additional fabrication capabilities. Weatherford Global added approximately 950,000 horsepower, which expanded both our domestic and international presence and more than doubled our size at the time. IEW added approximately 26,000 horsepower to our fleet, as well as important offshore Gulf of Mexico service capabilities. CSII added approximately 34,000 horsepower in the aggregate to our fleet in Mexico and Argentina. KCI added approximately 125,000 horsepower to our domestic fleet as well as significant fabrication expertise and capabilities, a 100,000 square foot fabrication facility in Tulsa, Oklahoma and expertise in the pipeline compression and related natural gas markets. LCM enhanced our position as a supplier of maintenance, repair, overhaul and upgrade services to natural gas pipeline and related markets. TCSI added to our compression parts and service capabilities for the natural gas producing industry as well as the refinery and petrochemical industries.

Nature of Operations

        Universal is the second largest natural gas compression services company in the world in terms of contract compression fleet horsepower. Universal provides a full range of contract compression services, which include sales, operations, maintenance and fabrication services and products to the natural gas industry, both domestically and internationally. The compressors are used by oil and gas producers and processors and pipeline companies primarily to boost the pressure of natural gas from the wellhead into gas gathering systems, gas processing plants or into and through high pressure pipelines to be delivered to the end-users. Universal also designs and fabricates compressors for its own fleet as well as for sale to customers, and sells parts as well as services compressor units for its customers.

Principles of Consolidation

        The accompanying consolidated financial statements include Universal and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

        Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

Use of Estimates

        In preparing Universal's financial statements, management makes estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Actual results may differ from these estimates.

Cash and Cash Equivalents

        Universal considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash flows are computed using the indirect method.

Revenue Recognition

        Revenue is recognized by Universal's four reportable business segments using the following criteria: (a) persuasive evidence of an exchange arrangement exists, (b) delivery has occurred or services have been rendered, (c) the buyer's price is fixed or determinable and (d) collectibility is reasonably assured.

        Revenue from contract compression services is recorded when earned over the period of compression services and maintenance contracts, which generally range from one month to several years. Aftermarket services revenue is recorded as products are delivered or services are performed for the customer.

        Fabrication revenue is recognized using the completed-contract method, which recognizes revenue upon completion of the contract. This method is used because the typical contract is completed within two to three months and financial position and results of operations do not vary significantly from those, which would result from use of the percentage-of-completion method.

Concentration of Credit Risk

        Trade accounts receivable are due from companies of varying size engaged principally in oil and gas activities in the United States and in certain international locations such as South America, Southeast Asia, Europe and Canada. Universal reviews the financial condition of customers prior to extending credit and periodically updates customer credit information. Payment terms are on a short-term basis and in accordance with industry standards. No single customer accounts for 10% or more of Universal's revenues. For the years ended March 31, 2000, 2001 and 2002, Universal wrote off bad debts, net of recoveries totaling $116,000, $77,000 and $94,000, respectively.

Inventories

        Inventories are recorded at the lower of average cost (first in first out FIFO method) or market (net realizable value). Some items of compression equipment are acquired and placed in inventories for subsequent sale or compression services to others. Acquisitions of these assets are considered operating activities in the statement of cash flows.

Properties and Equipment

        Properties and equipment are carried at cost. Depreciation for financial reporting purposes is computed on the straight-line basis beginning with the first compression service, with salvage values of 20% for compression equipment, using estimated useful lives of:

Compression equipment	15 years
Other properties and equipment	2-25 years

        Maintenance and repairs are charged to expenses as incurred. Overhauls and major improvements that increase the value or extend the life of contract compressor units are capitalized and depreciated over the estimated period of 6.5 years. Depreciation expense for the years ended March 31, 2000, 2001 and 2002 was $23.3 million, $29.9 million and $48.3 million, respectively.

        Properties and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable based upon undiscounted cash flows. Any impairment losses are measured based upon the excess of the carrying value over the fair value. Universal has not recognized any impairment losses for any of the periods presented.

Goodwill

        Goodwill represents the purchase price of an acquired entity in excess of the fair market value assigned to its assets and liabilities. Through March 31, 2001 goodwill was amortized on a straight-line basis over 40 years. Effective April 1, 2002 we discontinued amortization of goodwill with our adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. It also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. At March 31, 2002 we performed an impairment analysis on our goodwill in accordance with SFAS No. 142 and determined that no impairment had occurred.

        The following table sets forth adjusted net income as if SFAS No. 142 had been effective and the Company adopted it on April 1, 1999 (in thousands):

	For the Year Ended March 31,
	2000	2001	2002
Reported net income (loss)	$(5,982)	$(4,391)	$49,408
Add back: Goodwill amortization	2,046	2,085	—
Adjusted net income	$(3,936)	$(2,306)	$49,408

Other Non-Current Assets

        Included in other non-current assets are debt issuance costs, net of accumulated amortization, totaling approximately $18.5 million and $19.6 million at March 31, 2001 and 2002, respectively. Such costs are amortized over the period of the respective debt agreements on a straight-line method which approximates the effective interest method.

Income Taxes

        Universal accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in Universal's financial statements or tax returns. In estimating future tax consequences, all expected future events are considered other than enactments of changes in the tax law or rates.

Foreign Currency Translation

        The majority of Universal's foreign subsidiaries have designated the local currency as their functional currency and, as such, gains and losses resulting from financial statement translation of foreign operations are included as a separate component of accumulated other comprehensive loss within stockholders' equity. For those foreign subsidiaries that have designated the United States Dollar as the functional currency, transaction gains and losses resulting from financial statement translation of foreign operations are included in the consolidated statements of operations as incurred.

Fair Value of Financial Instruments

        Universal's financial instruments consist of trade receivables and payables (which have carrying values that approximate fair value) and long-term debt. The fair value of Universal's revolving credit facility (see Note 4) is representative of its carrying value based upon variable rate terms. The fair value of the senior discount notes was approximately $252.1 million and $253.7 million, as compared to a carrying amount of $200.8 million and $215.9 million at March 31, 2001 and 2002, respectively. The estimated fair value amounts have been determined by Universal using appropriate valuation methodologies and information available to management as of March 31, 2002 based on the quoted market price from brokers of these notes.

Environmental Liabilities

        The costs to remediate and monitor environmental matters are accrued when such liabilities are considered probable and a reasonable estimate of such costs is determinable.

New Accounting Pronouncements

        In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principle Board

Opinion No. 30, while retaining many of the requirements of these two statements. Under SFAS No. 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 does not materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in additional future dispositions being reported as discontinued operations. The Company adopted SFAS No. 144 on April 1, 2002. Based on the Company's review of SFAS No. 144, no impairment existed as of March 31, 2002.

2.    Mergers & Acquisitions

        On April 23, 2001, Universal acquired the international operations of CSII based in Midland, Texas for approximately $30 million in cash. The acquisition resulted in goodwill of $13.3 million, which is not subject to amortization.

        On July 11, 2001, Universal acquired KCI, a Tulsa, Oklahoma based fabricator of large horsepower compressors for approximately $25.8 million in cash and 694,927 shares of Universal's common stock. In addition, Universal incurred costs and assumed other liabilities related to the transaction of approximately $6 million. Concurrently with the acquisition, Universal repaid substantially all of KCI's approximately $51 million of indebtedness. In order to fund the acquisition, Universal used approximately $50 million of the availability under its revolving credit facility and $27.3 million of the funds received from the offering in July 2001. The acquisition resulted in goodwill of $40.3 million.

        On July 13, 2001, Universal acquired LCM, a Houma, Louisiana based supplier of maintenance, repair, overhaul and upgrade services to the natural gas pipeline and related markets for approximately $26.0 million in cash. In order to fund the acquisition, Universal used approximately $25 million of the availability under its revolving credit facility and $1.3 million of the funds received from the offering. The acquisition resulted in goodwill of $14.1 million.

        On October 3, 2001, Universal acquired TCSI, located in Belle Chase, Louisiana. TCSI provides compression parts and services to the natural gas producing industry as well as to the refinery and petrochemical industries. Under the terms of the purchase agreement, Universal acquired TCSI for approximately $22.5 million in cash. In order to fund the acquisition, Universal used approximately $19 million under its ABS Operating lease facility and approximately $3.5 million under its revolving credit facility. The acquisition resulted in goodwill of $17.2 million.

        On September 15, 2000, Universal completed the merger of GCSI, a supplier of natural gas compression equipment and services with fabrication and overhaul facilities in Michigan and Texas. In connection with the merger, Universal entered into an escrow agreement with the selling shareholders of GCSI pursuant to which certain of the shares issued to the shareholders are being held in escrow to indemnify Universal against certain losses it may incur. On October 17, 2001, 28,379 of these escrow shares of Universal's common stock were released to Universal to satisfy certain indemnified matters. Goodwill related to the GCSI acquisition amounted to $30.5 million at March 31, 2002.

        Universal's acquisitions were accounted for as purchases and accordingly, the results of operations of the acquired businesses are included in the accompanying financial statements from the dates of acquisition. In addition, Universal is permitted to make, and has occasionally made, changes to their purchase price allocation during the first year after completing each acquisition. Goodwill in the amounts listed below has been recognized for the amount of the excess of the purchase price paid over the fair market value of the net assets acquired and is accounted for in accordance with SFAS 142.

	For the Year Ended March 31,
	2001	2002
Weatherford Global Compression Services	$164,492	$168,075
Tidewater Compression Service	104,202	104,202
KCI, Inc.	—	40,343
Gas Compressors Services Inc.	32,668	30,534
Technical Compression Services, Inc.	—	17,232
Louisiana Compression Maintenance	—	14,133
Compressor System International, Inc.	—	13,312
ISS Compression	1,519	1,251

Total	302,881	389,082
Less accumulated amortization	(8,754)	(8,754)

Goodwill, net	$294,127	$380,328

        The changes in the carrying amount of goodwill for the year ended March 31, 2002, are as follows (in thousands):

	Domestic Contract Compression	International Contract Compression	Aftermarket Services	Fabrication	Total
Balance as of March 31, 2001	$242,703	$26,970	$13,813	$10,641	$294,127
Goodwill acquired during the year	22,189	13,312	31,365	18,154	85,020
Purchase accounting adjustments	975	108	55	43	1,181
Balance as of March 31, 2002	$265,866	$40,390	$45,234	$28,838	$380,328

3.    Inventories, Net

        Inventories, net consisted of the following (in thousands):

	For the Year Ended March 31,
	2001	2002
Raw materials	$59,790	$67,912
Work-in-progress	35,012	25,114
Finished goods	26,137	9,722

Total	$120,939	$102,748

        Inventory for Fabrication operations included in the above balances amounted to $46.1 million and $41.5 million for March 31, 2001 and 2002, respectively.

4.    Long-Term Debt

        Universal's debt at March 31 consisted of the following (in thousands):

	As of March 31,
	2001	2002
Senior discount notes, bearing interest of 9 7/8% per annum, due 2008, net of discount of $39,700 and $18,835 at March 31, 2001 and 2002, respectively, unsecured	$200,800	$215,915
Various term loans due between August 2005 and April 2014. The March 31, 2001 and 2002 average rates were 7.85% and 6.44%, respectively, and the weighted average rate for fiscal 2002 was 8.975% and 6.73%	4,091	3,735
Limited revenue obligation bonds, bearing interest of 4.5%	1,200	—
Other	—	38

Total Debt	206,091	219,688
Less current maturities	522	361

Total long-term debt	$205,569	$219,327

        On February 20, 1998, Universal issued $242.5 million of its 9 7/8% senior discount notes due February 15, 2008 in a private placement. The 9 7/8% senior discount notes were offered at a substantial discount from their principal amount. Universal subsequently exchanged the notes for publicly tradable notes pursuant to a registered exchange offer under the Securities Act. As of March 31, 2002, approximately $215.9 million aggregate principal amount of 9 7/8% senior discount notes was outstanding.

        Universal's senior secured credit agreement ("Credit Agreement") provides for up to $125 million under the revolving credit facility, which includes a sub-limit for letters of credit. The revolver bears interest at Universal's option of a base rate or LIBOR plus, in each case, a variable amount depending on its operating results.

        The available capacity on the revolving credit facility at March 31, 2001 and 2002 was approximately $110 million and $125 million, respectively, after giving effect to outstanding letters of credit. The interest rates on the prior revolving credit facility at March 31, 2001 and 2002 were 7.58% and 6.0%, respectively. Under the revolving credit facility, a commitment fee of 0.50% per annum on the average available commitment is payable quarterly.

        The Credit Agreement contains certain financial covenants and limitations on, among other things, acquisitions, sales, indebtedness and liens. The Credit Agreement also limits the payment of cash dividends related to Universal paying up to $1 million to Universal in any given fiscal year. In addition, Universal has substantial dividend payment restrictions under the indenture related to the senior discount notes. Universal was in compliance with all such covenants and limitations at March 31, 2001 and 2002. As defined by the Credit Agreement, any "change of control" would result in an "Event of Default" and all amounts outstanding under the Credit Agreement would become due and payable. All principal amounts and accrued interest would become due without further notice.

        Universal is not, and has not been, a lender to, affiliate of or investor in any manner with any of its lessors.

        Maturities of long-term debt as of March 31, 2002 are as follows (in thousands):

2003	$361
2004	359
2005	389
2006	422
2007	456
Thereafter	217,701

Total	$219,688

5.    Capital Leases

        On June 17, 1999, Universal signed a master lease agreement with GE Capital Fleet Services completing a sale and leaseback of the majority of its service vehicle fleet. Under the agreement, the vehicles were sold and leased back by Universal at lease terms ranging from 20 months to 56 months and will continue to be deployed by Universal under its normal operating procedures.

        In connection with the GCSI and Weatherford Global acquisitions, we have additional capital leases with GE Capital and Ford Motor Credit.

        Properties and equipment at March 31, 2002 include the following amounts for capitalized leases (in thousands):

	For the Year Ended March 31,
	2001	2002
Compression equipment	$4,290	$—
Service vehicles	9,771	11,809
Less accumulated depreciation	(3,915)	(1,844)

Net assets under capital leases	$10,146	$9,965

        Future minimum lease payments under non-cancelable capital leases as of March 31, 2002 are as follows (in thousands):

2002	$3,440
2003	1,936
2004	1,183
2005	272
2006	98
Thereafter	145

Total	$7,074

6.    Income Taxes

        For the years ended March 31, 2000 and 2001, substantially all of Universal's income and losses before income taxes were derived from its United States operations. During 2002, Universal made acquisitions and experienced internal growth, which resulted in an increase in its international operations and a deferred foreign tax benefit.

        Income tax expense (benefit) for the years ended March 31, 2000, 2001 and 2002 consisted of the following (in thousands):

	2000	2001	2002
Current:
Foreign	$889	$1,771	$6,664
Deferred:
Federal	(1,460)	2,426	25,157
State	(125)	320	272
Foreign	—	(646)	(1,162)

Total	$(696)	$3,871	$30,931

        A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the federal statutory income tax rate to income before taxes and extraordinary item for the years ended March 31, 2000, 2001 and 2002 is as follows (in thousands):

	2000	2001	2002
Income taxes (benefit) at statutory rate	$(1,595)	$3,276	$28,119
State taxes	(125)	232	177
Foreign taxes	889	(28)	2,491
Non-deductible expenses and other	135	391	144

Total	$(696)	$3,871	$30,931

        The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at March 31 are (in thousands):

	2001	2002
Deferred tax assets:
Net operating loss carryforwards	$65,199	$92,479
Accrued reserves	19,997	2,730
Inventory reserves and unicap	6,734	3,642
Foreign tax credit	1,779	1,779
Other	1,162	11,388

Total	94,881	112,018
Valuation allowance	(1,779)	(1,779)

Total	93,102	110,239

Deferred tax liabilities:
Depreciation differences on properties and equipment	(184,057)	(222,653)
Other	(5,314)	(10,881)

Total	(189,371)	(233,534)

Net deferred tax liability	$(96,269)	$(123,295)

        A valuation allowance was established at March 31, 2000 against Universal's deferred tax assets related to foreign tax credits. Universal believes that it is probable that all other deferred tax assets will be realized on future tax returns, primarily from the generation of future taxable income through both profitable operations and future reversals of existing taxable temporary differences.

        At March 31, 2002, Universal had net operating loss ("NOL") carryforwards of approximately $228.6 million available to offset future taxable income. Annual utilization of the carryforwards could be limited by Section 382 of the Internal Revenue Code of 1986, as amended. If not utilized, the NOL carryforwards will expire as follows (in thousands):

2008	$628
2009	1,849
2010	1,943
2011	953
2018	4,927
2019	33,197
2020	57,618
2021	61,135
2022	66,398

Total	$228,648

7.    Employee Benefits

        Universal has a defined contribution 401(k) plan covering substantially all employees. Universal makes matching contributions under this plan equal to 50% of each participant's contribution of up to

6% of the participant's compensation. Company contributions to the plan were approximately $473,000 and $614,000 for the years ended March 31, 2000 and 2001, respectively. In September 2001, Universal amended its 401(k) plan for all domestic employees. The amended plan allows Universal to make matching contributions in the form of Company stock, instead of cash. For the fiscal year ended March 2002 Universal cash and stock contributions to the plan were approximately $0.5 and $0.8 million, respectively.

8.    Related-Party Transactions

Management Agreement

        Castle Harlan Inc., an affiliate of a significant stockholder of Holdings, entered into an agreement whereby, in exchange for certain management services rendered, Holdings agreed to pay a fee to Castle Harlan Inc. totaling $3 million per year. The amount was paid in advance for the first year and quarterly in advance thereafter. The agreement was for a term of five years, renewable automatically from year to year thereafter unless Castle Harlan Inc. or its affiliates beneficially own less than 20% of the then outstanding stock of Holdings. Holdings paid Castle Harlan Inc. $3 million during the year ended March 31, 2000. The fee was recorded at the rate of $750,000 per quarter in selling, general and administrative expenses.

        In connection with the initial public offering in the quarter ended June 30, 2000, Holdings terminated its Management Agreement with Castle Harlan, Inc. In exchange for such termination, Holdings paid $3 million in cash and issued 136,364 shares of its common stock to Castle Harlan.

Finder's Fee/Consulting Arrangement

        Holdings paid a member of its Board of Directors (the "Director") an annual consulting fee of $150,000 for consulting services for a stated term of five years. The agreement provided for automatic extensions for one-year periods unless terminated by the parties. Holdings paid the Director $140,264 during the year ended March 31, 2000. In connection with the initial public offering in the quarter ended June 30, 2000, Holdings terminated the agreement and paid him $150,000 in cash and issued him 6,818 shares of common stock.

Transitional Services Agreement

        Concurrently with the closing of the Weatherford Global acquisition, Weatherford and WGC, as Holding's subsidiary, entered into a transitional services agreement under which Weatherford will continue to provide certain administrative and support services, such as shared corporate office space and general communication and information services, to WGC until June 9, 2001. WGC paid Weatherford $125,000 for the first thirty days of these services. For the period subsequent to the initial thirty days, Weatherford Global, as Holding's subsidiary, will pay Weatherford a fee based on a proportional amount of Weatherford's costs and expenses in providing the services plus a 10% management fee. Amounts paid under this agreement have been immaterial.

9.    Commitments and Contingencies

        Rent expense for the years ended March 31, 2000, 2001 and 2002 was approximately $0.4 million, $0.5 million, and $0.5 million respectively. Commitments for future lease payments were not significant at March 31, 2002.

        An environmental assessment of the operations, physical premises and assets of Universal was completed in connection with the Tidewater Acquisition. Universal has recorded a provision of approximately $1.1 million and $0.9 million at March 31, 2001 and 2002, respectively, for environmental remediation costs.

        In the ordinary course of business, Universal is involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on Universal's financial position, operating results or cash flows.

        Universal has no other commitments or contingent liabilities which, in the judgment of management, would result in losses that would materially affect Universal's consolidated financial position or operating results.

10.    Industry Segments and Geographic Information

        Prior to the Weatherford Global acquisition, Universal had three principal industry segments: domestic rental and maintenance, international rental and maintenance (including Canada) and fabrication. Due to the Weatherford Global merger, the changing nature of the markets Universal serves, and in order to align itself with those markets, Universal changed its internal business organization during fiscal 2001. In addition, during the second quarter of fiscal 2002, Universal changed the name of its rental and maintenance segments to contract compression. During the fourth quarter of fiscal 2002, Universal changed the name of its parts sales and service segment to aftermarket services. Universal is now organized into four businesses or operating segments: domestic contract compression, international contract compression (including Canada), fabrication, and aftermarket services. The two contract compression segments provide natural gas compression rental and maintenance services to meet specific customer requirements. The international contract compression segment represents all of Universal's international rental and maintenance operations (including Canada). The fabrication segment provides services related to the design, fabrication and sale of natural gas and air compression packages to meet customer specifications. The aftermarket services segment involves the sale of parts and the service of compressor units owned by producers and gatherers of natural gas.

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

        The following table presents sales and other financial information by industry segment for the year ended March 31, 2000 (in thousands):

	Domestic Contract Compression	International Contract Compression	Fabrication	Aftermarket Services	Total
Revenues	$83,577	$14,718	$25,258	$12,742	$136,295
Gross margin	52,411	10,532	3,358	2,699	69,000
Depreciation and amortization	20,985	4,084	524	407	26,000
Capital expenditures	50,980	8,079	899	44	60,002
Identifiable assets	404,894	49,204	10,205	2,042	466,345

        The following table presents sales and other financial information by industry segment for the year ended March 31, 2001 (in thousands):

	Domestic Contract Compression	International Contract Compression	Fabrication	Aftermarket Services	Total
Revenues	$126,686	$22,549	$61,779	$21,452	$232,466
Gross margin	80,465	16,425	9,041	3,476	109,407
Depreciation and amortization	25,704	5,924	1,087	770	33,485
Capital expenditures	54,749	11,560	746	951	68,006
Identifiable assets	771,059	178,718	88,170	133,587	1,171,534

        The following table presents sales and other financial information by industry segment for the year ended March 31, 2002 (in thousands):

	Domestic Contract Compression	International Contract Compression	Fabrication	Aftermarket Services	Total
Revenues	$267,550	$60,185	$211,265	$140,989	$679,989
Gross margin	169,892	43,411	24,347	30,696	268,346
Depreciation and amortization	37,776	9,653	518	653	48,600
Capital expenditures	146,145	37,373	2,004	2,527	188,019
Identifiable assets	808,200	206,610	115,877	146,094	1,276,781

Geographic Area

        The following table illustrates revenues and total assets by geographic locations for the year ended March 31, 2000 (in thousands):

	United States	Canada	Latin America	Asia Pacific	Total
Revenues	$119,411	$—	$15,946	$938	$136,295
Identifiable assets	415,188	64	48,710	2,383	466,345

        The following table illustrates revenues and total assets by geographic locations for the year ended March 31, 2001 (in thousands):

	United States	Canada	Latin America	Asia Pacific	Total
Revenues	$196,957	$9,495	$23,826	$2,188	$232,466
Identifiable assets	910,478	89,578	142,449	29,029	1,171,534

        The following table illustrates revenues and total assets by geographic locations for the year ended March 31, 2002 (in thousands):

	United States	Canada	Latin America	Asia Pacific	Total
Revenues	$524,475	$91,615	$55,909	$7,990	$679,989
Identifiable assets	1,057,947	85,336	102,499	30,999	1,276,781

        No one customer accounted for more than 10% of net sales for any of the periods presented.

11.    Selected Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data for the years ended March 31, 2000, 2001 and 2002 is as follows (in thousands):

	June 30	September 30	December 31	March 31
2000:
Revenue	$33,808	$34,988	$33,729	$33,924
Operating income	5,968	6,633	6,699	6,924
Net loss	(732)	(1,052)	(738)	(1,341)
2001:
Revenue	$34,760	$38,853	$60,014	$99,134
Operating income	7,507	8,018	10,411	14,621
Net income (loss)	(7,682)	1,754	3,131	1,655
2002:
Revenue	$140,361	$174,308	$177,379	$187,941
Operating income	22,872	27,631	28,100	24,852
Net income	10,545	12,793	13,751	12,319

12.    Operating Lease Facilities

        Prior to the Weatherford Global acquisition on February 9, 2001, Universal had residual value guarantees on the equipment under the operating lease facility of approximately 85% of the funded amounts that were due upon termination of the lease and which could have been satisfied by a cash payment or the exercise of a purchase option for the full funded amount and any related costs and expenses. The facility contained certain covenants restricting Universal's operations, including its ability to enter into acquisition and sales transactions, incur additional indebtedness, permit additional liens on its assets and pay dividends. This facility was collateralized by liens on the lessor's compression equipment subject to the lease with Universal and certain related rights. Under the operating lease facility, Universal was the lessee and Holdings guaranteed certain of Universal's obligations thereunder. Universal replaced this facility with two new operating lease facilities.

        In connection with the Weatherford Global acquisition, on February 9, 2001, Universal raised $427 million under a new seven-year term senior secured notes operating lease facility (the "high-yield operating lease facility") funded primarily through an offering of $350 million 8 7/8% senior secured notes due 2008 by an unaffiliated special operating entity that is the lessor under the operating lease. Universal also concurrently entered into a $125 million secured revolving credit facility and a $200 million asset-backed securitization operating lease facility (the "ABS operating lease facility"), which facility consists of a series of six leases with terms ranging from three to eight years. At the closing of the Weatherford Global acquisition, Universal funded approximately $80 million under the ABS operating lease facility and had no amounts outstanding under the revolving credit facility. The proceeds from the two operating lease facilities were used to restructure previous operating lease obligations and refinance certain existing indebtedness of Universal (including the previous operating lease facility described above in the first paragraph) and Weatherford Global.

        On October 23, 2001, Universal increased the high-yield operating lease facility by $122 million, which was funded through the unaffiliated entity's offering of an additional $100 million of 8 7/8% senior secured notes due 2008, together with an $18.3 million increase in its borrowings under an existing term loan and an additional $3.7 million equity investment in such entity that is the lessor under the operating lease. The net proceeds from the sale of equipment under the high-yield operating lease facility were used to repay all of the outstanding indebtedness under the revolving credit facility, with the remaining proceeds used to repay a portion of the obligations under the ABS operating lease facility and for general corporate purposes.

        Under the operating lease facilities, Universal, or a subsidiary of Universal, as lessee, makes rental payments to the lessor for the leased equipment. Universal guarantees certain of Universal's obligations under the operating lease facilities. Under the high-yield operating lease facility, the rental payments include amounts based on the interest accrued on the 8 7/8% senior secured notes and an amount based on LIBOR or a variable base rate equal to the sum of the interest accrued on the lessor's term loan, the yield on the equity investment in the lessor and other fees. The equipment leased by Universal under the high-yield operating lease facility includes the equipment that had an appraised value as of February 2001 of approximately $427 million and additional equipment with an appraised value as of October 2001 of approximately $122 million. Universal has residual value guarantees on the equipment under the high yield operating lease facility of approximately 82% of the funded amounts that are due upon termination of the lease in the event a purchase option for the full funded amount and any related costs and expenses or renewal options are not selected by the lessee.

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

        Lease payments equal to the interest on the 8 7/8% senior discount notes issued by the unaffiliated special operating entity under the high-yield operating lease facility are payable semi-annually on August 15 and February 15, which commenced on August 15, 2001.

        At March 31, 2002, Universal had outstanding operating lease balances totaling $708.5 million, consisting of $549.0 million under its high-yield operating lease facility and $159.5 million under its ABS operating lease facility. The equipment sold under the high-yield operating lease facility had a net book value of approximately $472.5 million and resulted in a deferred gain of approximately $76.5 million to Universal. The equipment sold under the ABS operating lease facility had a book value of approximately $121.7 million and resulted in a deferred gain of approximately $37.8 million to Universal.

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

        Based on interest rates and funding amounts as of March 31, 2002, the future minimum lease payments under the high-yield operating lease facility and the ABS operating lease facility as of March 31, 2002 are $56.4 million for each of the next five years.

13.    Extraordinary Losses

        During the year ended March 31, 2001, Universal incurred extraordinary losses of $10.6 million ($6.6 million net of tax) related to its debt restructuring that occurred concurrently with Universal's initial public offering of its common stock.

14.    Non-Recurring Charges

        During the year ended March 31, 2001, Universal recorded restructuring charges of $8.7 million ($5.1 million net of tax, or earnings per share of $0.34). The primary components of this charge were costs associated with the early termination of a management agreement in the amount of $6.5 million, a consulting agreement in the amount of $0.3 million, estimated severance for Universal employees terminated or identified as transitional in connection with the WGC merger in the amount of $0.8 million, fees associated with closing of Universal locations in connection with the WGC merger in the amount of $0.9 million and other related fees in connection with Universal's initial public offering and concurrent financing transactions in the amount of $0.2 million. At March 31, 2001 $1.5 million was included in accrued liabilities representing the portion of the restructuring charge not yet expended.

UNIVERSAL COMPRESSION HOLDINGS, INC.
UNIVERSAL COMPRESSION, INC.

SCHEDULE II—

VALUATION AND QUALIFYING ACCOUNTS

Item	Balance at Beginning of Period	Charged to Costs and Expenses(1)	Payments/ Deductions(2)	Acquired Allowances(3)	Balance at Close of Period
	(In thousands)
2000 Allowance for doubtful accounts	$123	$220	$116	$—	$227
2001 Allowance for doubtful accounts	$227	$235	$77	$2,386	$2,771
2002 Allowance for doubtful accounts	$2,771	$2,349	$94	$2,444	$7,470

(1)
Amounts accrued for uncollectibility

(2)
Uncollectible accounts written off, net of recoveries

(3)
Amounts recorded on balance sheets of acquired Companies

Item	Balance at Beginning of Period	Charged to Costs and Expenses(1)	Inventory Write-offs(2)	Acquired Reserves/(Deductions)(3)	Balance at Close of Period
2000 Reserve for inventory obsolescence	$1,335	$—	$330		$1,005
2001 Reserve for inventory obsolescence	$1,005		$587	$17,189	$17,607
2002 Reserve for inventory obsolescence	$17,607	$475	$2,522	$(5,023)	$10,537

(1)
Amounts accrued for inventory obsolescence

(2)
Amounts written-off for inventory obsolescence

(3)
Amounts recorded related to acquired companies

E-1

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 27, 2002.

UNIVERSAL COMPRESSION HOLDINGS, INC.
By:	/s/ STEPHEN A. SNIDER Stephen A. Snider President and Chief Executive Officer

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

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on June 27, 2002.

Signature	Title

/s/ STEPHEN A. SNIDER Stephen A. Snider	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ RICHARD W. FITZGERALD Richard W. FitzGerald	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ RICARDO ARREDONDO Ricardo Arredondo	Vice President and Controller (Principal Accounting Officer)
/s/ ERNIE L. DANNER Ernie L. Danner	Executive Vice President and Director
/s/ THOMAS C. CASE Thomas C. Case	Director

/s/ BERNARD J. DUROC-DANNER Bernard J. Duroc-Danner	Director
/s/ URIEL E. DUTTON Uriel E. Dutton	Director
/s/ LISA W. RODRIGUEZ Lisa W. Rodriguez	Director
/s/ WILLIAM M. PRUELLAGE William M. Pruellage	Director
/s/ EDMUND P. SEGNER, III Edmund P. Segner, III	Director
/s/ SAMUEL URCIS Samuel Urcis	Director

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 27, 2002.

UNIVERSAL COMPRESSION INC.
By:	/s/ STEPHEN A. SNIDER Stephen A. Snider President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed by the following persons in the capacities indicated on June 27, 2002.

Signature	Title

By: /s/ STEPHEN A. SNIDER Stephen A. Snider	President, Chief Executive Officer and Director (Principal Executive Officer)
By: /s/ RICHARD W. FITZGERALD Richard W. FitzGerald	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
By: /s/ RICARDO ARREDONDO Ricardo Arredondo	Vice President and Controller (Principal Accounting Officer)
By: /s/ ERNIE L. DANNER Ernie L. Danner	Director

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of October 23, 2000, by and among Universal Compression Holdings, Inc., Universal Compression, Inc., Weatherford International, Inc., WEUS Holding, Inc. and Enterra Compression Company (incorporated by reference to Exhibit 10.1 to Universal Compression Holdings, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2000).
3.1
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
4.2
First Supplemental Indenture, dated May 9, 2000, between Universal Compression, Inc. and United States Trust Company of New York, as Trustee, with respect to the 9 7/8% Senior Discount Notes (incorporated by reference to Exhibit 4.7 of Amendment No. 2 dated May 22, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
4.3
Second Supplemental Indenture, dated as of May 30, 2000, by and among Universal Compression, Inc., Universal Compression Holdings, Inc. and United States Trust Company of New York, as Trustee, with respect to the 9 7/8% Senior Discount Notes (incorporated by reference to Exhibit 4.3 to Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
4.4
Third Supplemental Indenture, dated as of October 15, 2000, by and among Universal Compression, Inc., Gas Compression Finance Corporation, G.C.S. Distributing L.L.C., Gas Compression Realty L.L.C. and United States Trust Company of New York, as Trustee, with respect to the 9 7/8% Senior Discount Notes (incorporated by reference to Exhibit 4.4 to Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
4.5
Specimen of Universal Compression, Inc.'s 9 7/8% Senior Discount Notes due 2008 (incorporated by reference to Exhibit 4.2 to Universal Compression, Inc.'s Registration Statement on Form S-4 dated March 19, 1998 (File No. 333-48279)).
4.6
Specimen common stock certificate of Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 dated May 22, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
4.7
Indenture, dated as of February 9, 2001, among BRL Universal Equipment 2001 A, L.P. and BRL Universal Equipment Corp., as Issuers, and The Bank of New York, as Indenture Trustee, with respect to the 8 7/8% Senior Secured Notes due 2008 (incorporated by reference to Exhibit 10.4 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).

4.8
First Supplemental Indenture, dated as of September 11, 2001, among BRL Universal Equipment 2001 A, L.P. and BRL Universal Equipment Corp., as Issuers, and The Bank of New York, as Trustee, with respect to the 8 7/8% Senior Secured Notes due 2008 (incorporated by reference to Exhibit 4.1 to Universal Compression Holdings, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2001).
4.9
Indenture, dated as of February 9, 2001, between BRL Universal Compression Funding I, L.P., issuer, and Wells Fargo Bank Minnesota, National Association, Indenture Trustee, with respect to the ABS operating lease facility (incorporated by reference to Exhibit 4.10 to Registration Statement on Form S-4 dated March 20, 2001 (File No. 333-57302)).
4.10
Series 2001-1 Supplement, dated as of February 9, 2001, to Indenture dated as of February 9, 2001, between BRL Universal Compression Funding I, L.P., issuer, and Wells Fargo Bank Minnesota, National Association, Indenture Trustee, with respect to the ABS operating lease facility (incorporated by reference to Exhibit 4.11 to Registration Statement on Form S-4 dated March 20, 2001 (File No. 333-57302)).
4.11
Amendment No. 1 to Indenture, dated as of October 1, 2001, between BRL Universal Compression Funding I, L.P., as Issuer, and Wells Fargo Bank Minnesota, N.A., as Indenture Trustee (incorporated by reference to Exhibit 4.2 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).
4.12*	Amendment No. 2 to Indenture, dated as of February 8, 2002, between BRL Universal Compression Funding I, L.P., as Issuer, and Wells Fargo Bank Minnesota, N.A., as Indenture Trustee.
4.13*	Amendment No. 3 to Indenture, dated as of March 29, 2002, between BRL Universal Compression Funding I, L.P., as Issuer, and Wells Fargo Bank Minnesota, N.A., as Indenture Trustee.
4.14*	Amendment No. 4 to Indenture, dated as of May 31, 2002, between BRL Universal Compression Funding I, L.P., as Issuer, and Wells Fargo Bank Minnesota, N.A., as Indenture Trustee.
9.1
Termination of Voting Trust Agreement, dated October 1, 2001, among Universal Compression Holdings, Inc., John K. Castle, as voting trustee, and the stockholders party thereto (incorporated by reference to Exhibit 9.1 to Universal Compression Holdings, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2001).
9.2
Termination of Voting Trust Agreement, dated November 12, 2001, among Universal Compression Holdings, Inc., John K. Castle, as voting trustee, and the stockholders party thereto (incorporated by reference to Exhibit 9.2 to Universal Compression Holdings, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2001).
10.1
Equipment Lease Agreement with respect to the senior secured notes operating lease facility, dated as of February 9, 2001, between BRL Universal Equipment 2001 A, L.P., as Lessor, and Universal Compression, Inc., as Lessee (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-4 dated March 20, 2001 (File No. 333-57302)).

10.2
First Amendment to Equipment Lease Agreement with respect to the senior secured notes operating lease facility, dated as of October 15, 2001, between BRL Universal Equipment 2001 A, L.P., as Lessor, and Universal Compression, Inc., as Lessee (incorporated by reference to Exhibit 10.1 to Universal Compression Holdings, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2001).
10.3
First Amended and Restated Participation Agreement, dated as of October 15, 2001, among Universal Compression, Inc., as Lessee, Universal Compression Holdings, Inc., as Guarantor, BRL Universal Compression Equipment 2001 A, L.P., as Lessor, the financial institutions listed on the signature pages as Tranche B Lenders, The Bank of New York, not in its individual capacity but as Indenture Trustee, Paying Agent, Transfer Agent and Registrar for the Tranche A Noteholders, BRL Universal Equipment Management, Inc., as Lessor General Partner, Bankers Trust Company, as Administrative Agent and Collateral Agent for the Tranche B Lenders and Indenture Trustee on behalf of the Tranche A Noteholders, Deutsche Banc Alex. Brown Inc., as Arranger, The Bank of Nova Scotia, as Syndicate Agent for Tranche B Lenders, Bank One, N.A., as Documentation Agent for Tranche B Lenders, and First Union National Bank, as Managing Agent (incorporated by reference to Exhibit 10.2 to Universal Compression Holdings, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2001).
10.4
Participation Agreement Supplement No. 1, dated as of October 23, 2001, among Universal Compression, Inc., as Lessee, Universal Compression Holdings, Inc., as Guarantor, BRL Universal Equipment 2001 A, L.P., as Lessor, and The Bank of New York, not in its individual capacity but as Indenture Trustee for the Tranche A Noteholders (incorporated by reference to Exhibit 10.3 to Universal Compression Holdings, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2001).
10.5
Tranche B Loan Agreement, dated as of February 9, 2001, among BRL Universal Equipment 2001 A, L.P., as Borrower, Bankers Trust Company, as Administrative Agent and Collateral Agent, and the Tranche B Lenders (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-4 dated March 20, 2001 (File No. 333-57302)).
10.6
First Amendment to Tranche B Loan Agreement, dated as of October 15, 2001, among BRL Universal Equipment 2001 A, L.P. and Bankers Trust Company, as Administrative Agent for Tranche B Lenders and as Collateral Agent (incorporated by reference to Exhibit 10.4 to Universal Compression Holdings, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2001).
10.7
Master Equipment Lease Agreement, with respect to the ABS operating lease facility, dated as of February 9, 2001, between BRL Universal Compression Funding I, L.P., as Head Lessor, and UCO Compression LLC, as Head Lessee (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-4 dated March 20, 2001 (File No. 333-57302)).
10.8
Amendment No. 1 to the Master Equipment Lease Agreement, dated February 8, 2002, between BRL Universal Compression Funding I, L.P. and UCO Compression LLC (incorporated by reference to Exhibit 10.11 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).
10.9*	Amendment No. 2 to the Master Equipment Lease Agreement, dated as of March 29, 2002, between BRL Universal Compression Funding I, L.P. and UCO Compression LLC.
10.10*	Amendment No. 3 to the Master Equipment Lease Agreement, dated as of April 1, 2002, between BRL Universal Compression Funding I, L.P. and UCO Compression LLC.

10.11*	Amendment No. 4 to the Master Equipment Lease Agreement, dated as of May 31, 2002, between BRL Universal Compression Funding I, L.P. and UCO Compression LLC.
10.12
Senior Secured Revolving Credit Agreement, dated as of February 9, 2001, among Universal Compression, Inc., as Borrower, First Union National Bank, as Administrative Agent, Bank One, N.A., as Syndication Agent, and the lenders signatory thereto (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-4 dated March 20, 2001 (File No. 333-57302)).
10.13*
First Amendment and Supplement to Senior Secured Revolving Credit Agreement, dated as of October 15, 2001, among Universal Compression, Inc., as Borrower, First Union National Bank, as Administrative Agent, Bank One, N.A., as Syndication Agent, and the lenders signatory thereto.
10.14
Guaranty and Collateral Agreement made by Universal Compression Holdings, Inc. and Universal Compression, Inc. and in favor of First Union National Bank, as Administrative Agent, dated as of February 9, 2001 (incorporated by reference to Exhibit 10.8 to Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
10.15
Security Agreement (Pledge and Assignment), dated as of February 9, 2001, between Universal Compression International, Inc. and First Union National Bank, as Administrative Agent (incorporated by reference to Exhibit 10.9 to Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
10.16
Engagement and Indemnity Letter, dated February 9, 2001 among Universal Compression, Inc., Universal Compression Holdings, Inc., Deutsche Banc Alex. Brown Inc., First Union Securities, Inc., Goldman Sachs & Co., Banc One Capital Markets, Inc., Scotia Capital (USA), Inc., BRL Universal Equipment 2001 A, L.P., and BRL Universal Equipment Corp. (incorporated by reference to Exhibit 10.12 to Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
10.17
Guaranty made by Universal Compression Holdings, Inc. for the benefit of UCO Compression LLC, BRL Universal Compression Funding I, L.P. and Wells Fargo Bank National Association, dated as of February 9, 2001 (incorporated by reference to Exhibit 10.11 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 20, 2001 (File No. 333-57302)).
10.18
Management Agreement dated February 9, 2001, among Universal Compression, Inc., UCO Compression LLC and BRL Universal Compression Funding I, L.P. (incorporated by reference to Exhibit 10.10 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 20, 2001 (File No. 333-57302)).
10.19
Amendment No. 1 to Management Agreement dated as of April 30, 2001, among Universal Compression, Inc., UCO Compression LLC and BRL Universal Compression Funding I, L.P. (incorporated by reference to Exhibit 10.13 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 11, 2001 (File No. 333-57302)).
10.20
Amendment No. 2 to Management Agreement dated as of July 16, 2001, among Universal Compression, Inc., UCO Compression LLC and BRL Universal Compression Funding I, L.P. (incorporated by reference to Exhibit 10.15 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 30, 2001 (File No. 333-74342)).

10.21
Amendment No. 3 to Management Agreement dated as of September 14, 2001, among Universal Compression, Inc., UCO Compression LLC and BRL Universal Compression Funding I, L.P. (incorporated by reference to Exhibit 10.16 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 30, 2001 (File No. 333-74342)).
10.22
Amendment No. 4 to Management Agreement, dated as of November 8, 2001, among Universal Compression, Inc., UCO Compression LLC and BRL Universal Compression Funding I, L.P. (incorporated by reference to Exhibit 10.8 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).
10.23
Amendment No. 5 to the Management Agreement, dated as of February 8, 2002, among Universal Compression, Inc., UCO Compression LLC and BRL Universal Compression Funding I, L.P. (incorporated by reference to Exhibit 10.9 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).
10.24*	Amendment No. 6 to the Management Agreement, dated as of March 29, 2002, among Universal Compression, Inc., UCO Compression LLC and BRL Universal Compression Funding I, L.P.
10.25*	Amendment No. 7 to the Management Agreement, dated as of May 31, 2002, among Universal Compression, Inc., UCO Compression LLC and BRL Universal Compression Funding I, L.P.
10.26
Back-up Management Agreement, dated as of February 1, 2002, among Caterpillar Inc., UCO Compression LLC, BRL Universal Compression Funding I, L.P. and Universal Compression, Inc. (incorporated by reference to Exhibit 10.10 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).
10.27†
Universal Compression Holdings, Inc. Restricted Stock Plan for Executive Officers (incorporated by reference to Exhibit 4.2 to Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 dated August 17, 2001 (File No. 333-67784) ).
10.28†
Universal Compression Holdings, Inc. Form of Restricted Stock Agreement with respect to the Restricted Stock Plan for Executive Officers (incorporated by reference to Exhibit 10.8 to Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
10.29†
Universal Compression Holdings, Inc. Directors' Stock Plan (incorporated by reference to Exhibit 4.3 to Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 dated August 17, 2001 (File No. 333-67784)).
10.30*†
Form of Stock Option Agreements under Directors' Stock Plan between Universal Compression Holdings, Inc. and each of Thomas C. Case, Lisa W. Rodriguez, Edmund P. Segner, III, Bernard J. Duroc-Danner, William M. Pruellage, Samuel Urcis, Uriel E. Dutton, and Curtis W. Huff.
10.31
Registration Rights Agreement dated February 20, 1998 by and among Universal Compression, Inc., Castle Harlan Partners III, L.P. and each other party listed as signatory thereto (incorporated by reference to Exhibit 10.14 to Universal Compression Holdings, Inc.'s Registration Statement on Form S-4 dated March 19, 1998 (File No. 333-48283)).

10.32
Registration Rights Agreement, dated July 11, 2001, among Universal Compression Holdings, Inc. and the former shareholders of KCI, Inc. (incorporated by reference to Exhibit 10.1 to Universal Compression Holdings, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2001).
10.33
Registration Rights Agreement, dated July 11, 2001, among Universal Compression Holdings, Inc., MCNIC Compression GP, Inc. and MCNIC Compression LP, Inc. (incorporated by reference to Exhibit 10.2 to Universal Compression Holdings, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2001).
10.34
Form of Instruments of Accession to Registration Rights Agreement for each of Richard W. FitzGerald and Valerie L. Banner (incorporated by reference to Exhibit 4.10 to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.35
Instrument of Accession to Registration Rights Agreement, dated April 28, 2000, for Energy Spectrum Partners LP (incorporated by reference to Exhibit 10.19 to Amendment No. 2 dated May 22, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.36
Registration Agreement, dated September 15, 2000, by and among Universal Compression Holdings, Inc., the Reuben James Helton Trust dated January 24, 2000, and Michael Pahl (incorporated by reference to Exhibit 4.1 to Universal Compression Holdings, Inc.'s Current Report on Form 8-K dated September 29, 2000).
10.37
Escrow Agreement, dated as of September 15, 2000, by and among Universal Compression Holdings, Inc., the Reuben James Helton Trust dated January 24, 2000, Garlin Rymes, as representative of the Trust, Michael Pahl and State Street Bank and Trust Company (incorporated by reference to Exhibit 10.1 to Universal Compression Holdings, Inc.'s and Universal Compression, Inc.'s Current Report on Form 8-K dated September 29, 2000).
10.38†
Universal Compression Holdings, Inc. Incentive Stock Option Plan (incorporated by reference to Exhibit 10 to Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 1998).
10.39†
Amendment Number One to Incentive Stock Option Plan, dated April 20, 2000 (incorporated by reference to Exhibit 10.3 to Amendment No. 2 dated May 22, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.40†
Amendment Number Two to Incentive Stock Option Plan, dated May 15, 2000 (incorporated by reference to Exhibit 10.4 to Amendment No. 2 dated May 22, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.41†
Amendment Number Three to Incentive Stock Option Plan, dated November 27, 2000 (incorporated by reference to Exhibit 4.7 to Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed on February 9, 2001).
10.42†
Stock Option Agreements between Universal Compression Holdings, Inc., and each of Ernie Danner, Stephen Snider, Samuel Urcis and Newton Schnoor (incorporated by reference to Exhibit 10.18 to Universal Compression Holdings, Inc.'s Registration Statement on Form S-4 dated March 19, 1998 (File No. 333-48283)).
10.43†
Stock Option Agreement, dated April 12, 1999, between Universal Compression Holdings, Inc. and Richard W. FitzGerald (incorporated by reference to Exhibit 10.2 to Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999).

10.44†
Form of Stock Option Agreements between Universal Compression Holdings, Inc. and each of Jack B. Hilburn, H. Patrick Jones and Kirk E. Townsend (incorporated by reference to Exhibit 10.24 to Amendment No. 1 May 3, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.45†
Stock Option Agreement, effective as of October 18, 2000, by and between Universal Compression Holdings, Inc. and Mark L. Carlton (incorporated by reference to Exhibit 10.6 to Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
10.46†
Form of Stock Option Agreements of Universal Compression Holdings, Inc., effective as of April 20, 2000 (incorporated by reference to Exhibit 10.30 to Amendment No. 2 dated May 22, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.47
Agreement, dated October 27, 1999, among Universal Compression, Inc., Universal Compression Holdings, Inc., and Jack B. Hilburn (incorporated by reference to Exhibit 10.23 to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.48†
Agreement, dated October 27, 1999, among Universal Compression, Inc., Universal Compression Holdings, Inc. and Kirk E. Townsend (incorporated by reference to Exhibit 10.24 to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.49†	Form of Agreement for Mark L. Carlton (incorporated by reference to Exhibit 10.9 of Universal Compression Holdings, Inc.'s Current Report on Form 8-K dated March 22, 2001).
10.50†
Form of Indemnification Agreements for each of Samuel Urcis, Stephen A. Snider, John K. Castle, William M. Pruellage, Newt Schnoor, C. Kent May, Thomas C. Case, Jack B. Hilburn, Ernie L. Danner, Kirk E. Townsend, Hanford P. Jones, Richard W. FitzGerald, Edmund P. Segner III, Mark L. Carlton, Curtis W. Huff and Uriel E. Dutton (incorporated by reference to Exhibit 10.27 to Amendment No. 1 dated May 3, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.51†	Form of Indemnification Agreement for Bernard J. Duroc-Danner (incorporated by reference to Exhibit 10.8 of Universal Compression Holdings, Inc.'s Current Report on Form 8-K dated March 22, 2001).
10.52†
Universal Compression, Inc. Employees' Supplemental Savings Plan (incorporated by reference to Exhibit 10.42 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2001).
10.53*†	Amendment Number 1 to the Universal Compression, Inc. Employees' Supplemental Savings Plan dated as of January 1, 2002.
10.54†
Letter dated March 15, 2001, with respect to certain retirement benefits to be provided to Stephen A. Snider (incorporated by reference to Exhibit 10.43 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2001).
10.55†
Universal Compression Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 dated August 17, 2001 (File No. 333-67784)).
10.56*†	Amendment Number 1 to the Universal Compression Holdings, Inc. Employee Stock Purchase Plan dated as of December 20, 2001.

21.1*	List of Subsidiaries.

*
Filed herewith.

†
Management Contract or Compensatory Plan or Arrangement.

QuickLinks

PART I
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
  ITEM 1. Business
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
  ITEM 5. Market for Registrants' Common Equity and Related Stockholder Matters
  ITEM 6. Selected Financial Data
SELECTED HISTORICAL FINANCIAL DATA UNIVERSAL COMPRESSION HOLDINGS, INC.
SELECTED HISTORICAL FINANCIAL DATA UNIVERSAL COMPRESSION, INC.
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS UNIVERSAL COMPRESSION HOLDINGS, INC.
RISK FACTORS
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS UNIVERSAL COMPRESSION, INC.
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 8. Financial Statements and Supplementary Data
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  ITEM 10. Directors and Executive Officers of the Company
  ITEM 11. Executive Compensation
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  ITEM 13. Certain Relationships and Related Transactions
PART IV
  ITEM 14. Exhibits, Financial Statement Schedules and Reports On Form 8-K
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
UNIVERSAL COMPRESSION HOLDINGS, INC. CONSOLIDATED BALANCE SHEETS (In thousands)
UNIVERSAL COMPRESSION HOLDINGS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
UNIVERSAL COMPRESSION HOLDINGS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the Years Ended March 31, 2000, 2001 and 2002 (In thousands, except for share data)
UNIVERSAL COMPRESSION HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
UNIVERSAL COMPRESSION HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNIVERSAL COMPRESSION, INC. CONSOLIDATED BALANCE SHEETS (In thousands)
UNIVERSAL COMPRESSION, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands)
UNIVERSAL COMPRESSION, INC CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY For the years ended March 31, 2000, 2001 and 2002 (In thousands)
UNIVERSAL COMPRESSION, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
UNIVERSAL COMPRESSION, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNIVERSAL COMPRESSION HOLDINGS, INC. UNIVERSAL COMPRESSION, INC.
SCHEDULE II—
VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
POWER OF ATTORNEY
SIGNATURES
EXHIBIT INDEX