Form 10-Q
period 2002-06-30
UNIVERSAL COMPRESSION HOLDINGS INC; UNIVERSAL COMPRESSION INC
filed 2002-08-13
CIK 1057234, 1057233

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Numbers:	001-15843
333-48279

UNIVERSAL COMPRESSION HOLDINGS, INC.
UNIVERSAL COMPRESSION, INC.
(Exact name of registrants as specified in their charters)

DELAWARE TEXAS (States or Other Jurisdictions of Incorporation of Organization)	13-3989167 74-1282680 (I.R.S. Employer Identification Nos.)
4440 BRITTMOORE ROAD HOUSTON, TEXAS (Address of Principal Executive Offices)	77041-8004 (Zip Code)

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

As of July 31, 2002, there were 30,893,058 shares of Universal Compression Holdings, Inc.'s common stock, $0.01 par value, outstanding and 4,910 shares of Universal Compression, Inc.'s common stock, $10.00 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL COMPRESSION HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	June 30, 2002	March 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$38,038	$6,176
Accounts receivable, net of allowance for bad debts of $7,574 and $7,470 as of June 30, 2002 and March 31, 2002, respectively	91,033	111,829
Inventories, net of reserve for obsolescence of $9,988 and $10,537 as of June 30, 2002 and March 31, 2002, respectively	107,146	102,748
Other	34,860	30,653

Total current assets	271,077	251,406
Contract compression equipment	638,053	618,975
Other property	85,662	84,254
Accumulated depreciation	(98,952)	(86,647)

Net property, plant and equipment	624,763	616,582
Goodwill	380,882	380,559
Other non-current assets	23,709	28,618

Total assets	$1,300,431	$1,277,165

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$43,773	$42,961
Accrued liabilities	70,472	64,721
Current portion of long-term debt and capital lease obligation	4,385	3,801

Total current liabilities	118,630	111,483
Capital lease obligations	3,856	3,634
Long-term debt	223,957	219,327
Non-current deferred tax liability	133,052	127,317
Deferred gain	117,546	114,261
Other liabilities	168	799

Total liabilities	597,209	576,821
Stockholders' equity:
Common stock	307	306
Treasury stock, 42 shares at cost outstanding as of June 30, 2002 and March 31, 2002	(934)	(934)
Additional paid-in capital	724,576	723,831
Deferred compensation	(2,283)	(2,446)
Other comprehensive loss	(65,899)	(57,517)
Retained earnings	47,455	37,104

Total stockholders' equity	703,222	700,344

Total liabilities and stockholders' equity	$1,300,431	$1,277,165

        See accompanying notes to unaudited consolidated financial statements

UNIVERSAL COMPRESSION HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended June 30,
	2002	2001
Revenues:
Contract compression	$82,770	$75,950
Fabrication	35,475	32,234
Aftermarket services	33,219	32,177

Total revenues	$151,464	$140,361
Costs and expenses:
Contract compression — direct costs	26,194	27,565
Fabrication — direct costs	32,349	28,038
Aftermarket services — direct costs	25,203	25,237
Depreciation and amortization	14,050	11,380
Selling, general and administrative	16,245	12,676
Operating lease expense	15,345	12,593
Interest expense, net	5,711	5,532
Other (income) / expense, net	(461)	47

Total costs and expenses	$134,636	$123,068

Income before income taxes	16,828	17,293
Income tax expense	6,477	6,748

Net income	$10,351	$10,545

Weighted average common and common equivalent shares outstanding:
Basic	30,619	28,481
Diluted	30,940	28,811

Earnings per share — Basic	$0.34	$0.37

Earnings per share — Diluted	$0.33	$0.37

        See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$10,351	$10,545
Adjustments to reconcile net income to cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	14,050	11,380
(Gain) loss on asset sales	(277)	137
Amortization of debt issuance costs	871	653
Amortization of deferred compensation	163	—
Accretion of discount notes	5,263	4,896
Increase (decrease) in deferred taxes	6,721	(16)
(Increase) decrease in receivables	20,108	(7,093)
Other changes in operating accounts	(734)	(1,626)

Net cash provided by operating activities	56,516	18,876

Cash flows from investing activities:
Additions to property, plant and equipment	(26,290)	(40,325)
Acquisition	—	(25,029)
Proceeds from sale of property, plant and equipment	1,462	973

Net cash used in investing activities	(24,828)	(64,381)

Cash flows from financing activities:
Principal repayments of long-term debt	(633)	(1,467)
Net borrowings under revolving line of credit	—	6,000
Net proceeds (repayment) on sale-leaseback of vehicles	806	(394)
Proceeds on financing lease	—	40,000
Common stock issuance	1	371
Debt issuance costs	—	(695)

Net cash provided by financing activities	174	43,815

Net increase (decrease) in cash and cash equivalents	31,862	(1,690)
Cash and cash equivalents at beginning of period	6,176	12,279

Cash and cash equivalents at end of period	$38,038	$10,589

        See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002

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

        These consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Company's Annual Report on Form 10-K for the year ended March 31, 2002. That report contains a more comprehensive summary of the Company's major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003.

EARNINGS PER SHARE (UNAUDITED)

        Net income per share, basic and diluted, is calculated in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per share".

        The following table sets forth the computation of net income per share, basic and diluted, (in thousands, except per share amounts):

	Three Months Ended June 30,
	2002	2001
Basic earnings per share
Net income	$10,351	$10,545

Weighted average common stock outstanding	30,619	28,481
Net income per share — Basic	$0.34	$0.37

Diluted earnings per share
Net income	$10,351	$10,545

Weighted average common stock outstanding	30,619	28,481
Dilutive effect of stock options outstanding	321	330

Weighted average diluted shares of common stock outstanding	30,940	28,811

Net income per share — Diluted	$0.33	$0.37

RECLASSIFICATIONS

        Certain reclassifications have been made to the prior year amounts to conform to the current year classification.

2. RECENT ACCOUNTING PRONOUNCEMENTS

        In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principle Board Opinion No. 30, while retaining many of the requirements of these two statements. Under SFAS No. 144, assets held for sale that are a component of an entity will be included in discontinued

operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 does not materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in additional future dispositions being reported as discontinued operations. SFAS No. 144 was effective for the Company on April 1, 2002. Based on the Company's review of SFAS No. 144, no impairment existed as of June 30, 2002.

        In April 2002, FASB issued SFAS No. 145 "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers", and an amendment to SFAS No. 4, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements". This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Also, this Statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for the Company on April 1, 2003 and provisions of SFAS No. 13 are effective for transactions occurring after May 15, 2002. The Company is assessing the new standard and any impact on its consolidated statement of operations, cash flows or financial position.

        In July 2002, FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". This Statement requires the recognition of costs associated with the exit or disposal activities when incurred rather than at the date of a commitment to an exit or disposal plan. This Statement replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", which required the recognition of costs at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company is assessing the new standard and any impact on its consolidated statement of operations, cash flows, or financial position.

3. ACQUISITIONS

        On April 23, 2001, the Company acquired the international operations of CSII based in Midland, Texas for approximately $30 million in cash. The acquisition resulted in goodwill of $13.3 million.

        On July 11, 2001, the Company acquired KCI, a Tulsa, Oklahoma based fabricator of large horsepower compressors for approximately $25.8 million in cash and 694,927 shares of the Company's common stock. In addition, the Company incurred costs and assumed other liabilities related to the transaction of approximately $6 million. Concurrently with the acquisition, the Company repaid substantially all of KCI's approximately $51 million of indebtedness. In order to fund the acquisition, the Company used approximately $50 million of the availability under its revolving credit facility and $27.3 million of the funds received from an offering of its common stock in July 2001. The acquisition resulted in goodwill of $40.3 million.

        On July 13, 2001, the Company acquired LCM, a Houma, Louisiana based supplier of maintenance, repair, overhaul and upgrade services to the natural gas pipeline and related markets for approximately $26.0 million in cash. In order to fund the acquisition, the Company used approximately $25 million of the availability under its revolving credit facility and $1.3 million of the funds received from the offering in July 2001. The acquisition resulted in goodwill of $14.1 million.

        On October 3, 2001, the Company acquired TCSI, located in Belle Chase, Louisiana. TCSI provides compression parts and services to the natural gas producing industry as well as to the refinery and petrochemical industries. Under the terms of the purchase agreement, the Company acquired TCSI for approximately $22.5 million in cash. In order to fund the acquisition, the Company used approximately $19 million under its asset based securitization operating lease facility and approximately $3.5 million under its revolving credit facility. The acquisition resulted in goodwill of $17.2 million.

        The Company's acquisitions were accounted for as purchases and accordingly, the results of operations of the acquired businesses are included in the accompanying financial statements from the dates of acquisition. In addition, the Company is permitted to make, and has occasionally made, changes to their purchase price allocation during the first year after completing each acquisition.

4. INVENTORIES, NET

        Inventories, net consisted of the following (in thousands):

	June 30, 2002	March 31, 2002
	(unaudited)
Raw materials	$70,396	$67,912
Work-in-progress	28,033	25,114
Finished goods	8,717	9,722

Total	$107,146	$102,748

        Inventory for fabrication operations included in the above balances amounted to $44.1 million and $41.5 million at June 30, 2002 and March 31, 2002, respectively.

5. OPERATING LEASE FACILITIES

        In connection with the Weatherford Global acquisition, on February 9, 2001, the Company raised $427 million under a seven-year term senior secured notes operating lease facility (the "high-yield operating lease facility") funded primarily through an offering of $350 million 8 7/8% senior secured notes due 2008 by an unaffiliated special operating entity that is the lessor under the operating lease. The Company also concurrently entered into a $125 million secured revolving credit facility and a $200 million asset-backed securitization operating lease facility (the "ABS operating lease facility"), which facility consists of a series of six leases with terms ranging from three to eight years. At the closing of the Weatherford Global acquisition, the Company funded approximately $80 million under the ABS operating lease facility and had no amounts outstanding under the revolving credit facility. The proceeds from the two operating lease facilities were used to restructure previous operating lease obligations and refinance certain existing indebtedness of the Company and Weatherford Global.

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

        Under the operating lease facilities, Universal, or a subsidiary of Universal, as lessee, makes rental payments to the lessor for the leased equipment. The Company guarantees certain of Universal's obligations under the operating lease facilities. Under the high-yield operating lease facility, the rental payments include amounts based on the interest accrued on the 8 7/8% senior secured notes and an amount based on LIBOR or a variable base rate equal to the sum of the interest accrued on the lessor's term loan, the yield on the equity investment in the lessor and other fees. The equipment leased by Universal under the high-yield operating lease facility includes the equipment that had an appraised value as of February 2001 of approximately $427 million and additional equipment with an appraised value as of October 2001 of approximately $122 million. At June 30, 2002, the appraised value of the equipment leased under the high-yield operating lease facility was approximately $550 million. Universal has residual value guarantees on the equipment under the high-yield operating lease facility of approximately 82% of the funded amounts that are due upon termination of the lease in the event a purchase option for the full funded amount and any related costs and expenses or renewal options are not selected by the lessee.

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

        At June 30, 2002, the Company had outstanding operating lease balances totaling $708.5 million, consisting of $549.0 million under its high-yield operating lease facility and $159.5 million under its ABS operating lease facility. The equipment sold under the high-yield operating lease facility had a net book value of approximately $469.4 million and resulted in a deferred gain of approximately $79.7 million to the Company. The equipment sold under the ABS operating lease facility had a net book value of approximately $121.7 million and resulted in a deferred gain of approximately $37.8 million to the Company.

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

6. OTHER COMPREHENSIVE INCOME

        Other comprehensive income consisted of the following (in thousands):

	June 30, 2002	June 30, 2001
	(unaudited)
Net Income	$10,351	$10,545
Other comprehensive income:
Cumulative translation adjustment	(8,382)	847

Comprehensive income	$1,969	$11,392

        For the quarter ended June 30, 2002, the cumulative translation adjustment impact primarily related to the translation of the Argentina balance sheet.

7. RELATED PARTY TRANSACTIONS

Transitional Services Agreement

        Concurrently with the closing of the Weatherford Global acquisition, Weatherford and Weatherford Global, as the Company's subsidiary, entered into a transitional services agreement under which Weatherford provided certain administrative and support services, such as shared corporate office space and general communication and information services, to Weatherford Global until June 9, 2001. Weatherford Global paid Weatherford $125,000 for the first thirty days of these services. For the period subsequent to the initial thirty days, Weatherford Global, as the Company's subsidiary, was obligated to pay Weatherford a fee based on a proportional amount of Weatherford's costs and expenses in providing the services plus a 10% management fee. Amounts paid under this agreement have been immaterial.

8. INDUSTRY SEGMENTS

        The Company had four principal business or operating segments in its internal business organization: domestic rental and maintenance, international rental and maintenance (including Canada), fabrication and parts sales and service as of June 30, 2001. During the second quarter of fiscal 2002, the Company changed the name of its rental and maintenance segments to contract compression. In addition, during the fourth quarter of fiscal 2002, the Company changed the name of its parts sales and service segment to aftermarket services. The two contract compression segments provide natural gas compression rental and maintenance services to meet specific customer requirements. The international contract compression segment represents all of the Company's international rental and maintenance operations (including Canada). The fabrication segment provides services related to the design, engineering and assembly of natural gas and air compressors for sale to third parties in addition to those that we use in our contract compression fleet. The aftermarket services segment sells parts and components, and provides maintenance to customers who own compression equipment or lease equipment from our competitors in addition to those that we use in our contract compression fleet. Fabrication and aftermarket services revenue presented in the table below include only sales to third parties.

        The Company's reportable segments are strategic business units that offer different products and services. They are managed separately since each business requires different marketing strategies due to customer specifications. The Company evaluates the performance of its reportable segments based on gross margin and operating income. Gross margin is defined as total revenue less cost of sales (exclusive of depreciation and amortization). Operating income excludes non-recurring charges, interest and other income, interest expense and income taxes. Additionally, the Company has no material sales to other segments, and accordingly, there are no inter-segment revenues to be reported.

        The following table presents unaudited revenues and other financial information by industry segment for the three-month period ended June 30, 2002 (in thousands):

	Domestic Contract Compression	International Contract Compression	Fabrication	Aftermarket Services	Total
Revenues	$65,491	$17,279	$35,475	$33,219	$151,464
Gross margin	42,531	14,045	3,126	8,016	67,718
Operating income	22,850	8,069	1,328	5,176	37,423

        The following table presents unaudited revenues and other financial information by industry segment for the three-month period ended June 30, 2001 (in thousands):

	Domestic Contract Compression	International Contract Compression	Fabrication	Aftermarket Services	Total
Revenues	$61,919	$14,031	$32,234	$32,177	$140,361
Gross margin	38,749	9,636	4,196	6,940	59,521
Operating income	24,591	5,555	1,098	4,221	35,465

        No one customer accounted for more than 10% of revenues for either of the periods presented.

9. COMMITMENTS AND CONTINGENCIES

        An environmental assessment of the operations, physical premises and assets of the Company was completed in connection with the Tidewater Acquisition. The Company has recorded a provision of approximately $0.9 million at June 30, 2002, for environmental remediation costs.

        In the ordinary course of business, the Company is involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on the Company's financial position, operating results or cash flows.

        The Company has no other commitments or contingent liabilities, which in the judgment of management, would result in losses that would materially affect the Company's consolidated financial position, operating results or cash flows.

UNIVERSAL COMPRESSION, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	June 30, 2002	March 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$38,038	$6,176
Accounts receivable, net of allowance for bad debts of $7,574 and $7,470 as of June 30, 2002 and March 31, 2002, respectively	91,033	111,829
Inventories, net of reserve for obsolescence of $9,988 and $10,537 as of June 30, 2002 and March 31, 2002, respectively	107,146	102,748
Other	34,707	30,500

Total current assets	270,924	251,253
Contract compression equipment	638,053	618,975
Other property	85,662	84,254
Accumulated depreciation	(98,952)	(86,647)

Net property, plant and equipment	624,763	616,582
Goodwill	380,651	380,328
Other non-current assets	23,709	28,618

Total assets	$1,300,047	$1,276,781

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$43,773	$42,961
Accrued liabilities	70,698	64,947
Current portion of long-term debt and capital lease obligation	4,385	3,801

Total current liabilities	118,856	111,709
Capital lease obligations	3,856	3,634
Long-term debt	223,957	219,327
Non-current deferred tax liability	137,390	131,655
Deferred gain	117,546	114,261
Other liabilities	168	799

Total liabilities	601,773	581,385
Stockholders' equity:
Common stock	49	49
Additional paid-in capital	709,242	708,333
Other comprehensive loss	(65,899)	(57,517)
Retained earnings	54,882	44,531

Total stockholders' equity	698,274	695,396

Total liabilities and stockholders' equity	$1,300,047	$1,276,781

        See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,
	2002	2001
Revenues:
Contract compression	$82,770	$75,950
Fabrication	35,475	32,234
Aftermarket services	33,219	32,177

Total revenues	$151,464	$140,361
Costs and expenses:
Contract compression — direct costs	26,194	27,565
Fabrication — direct costs	32,349	28,038
Aftermarket services — direct costs	25,203	25,237
Depreciation and amortization	14,050	11,380
Selling, general and administrative	16,245	12,676
Operating lease expense	15,345	12,593
Interest expense, net	5,711	5,532
Other (income) / expense, net	(461)	47

Total costs and expenses	$134,636	$123,068

Income before income taxes	16,828	17,293
Income tax expense	6,477	6,748

Net income	$10,351	$10,545

        See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$10,351	$10,545
Adjustments to reconcile net income to cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	14,050	11,380
(Gain) loss on asset sales	(277)	137
Amortization of debt issuance costs	871	653
Accretion of discount notes	5,263	4,896
Increase (decrease) in deferred taxes	6,721	(16)
(Increase) decrease in receivables	20,108	(7,093)
Other change in operating account	(570)	(1,626)

Net cash provided by operating activities	56,517	18,876

Cash flows from investing activities:
Additions to property, plant and equipment	(26,290)	(40,325)
Acquisition	—	(25,029)
Proceeds from sale of property, plant and equipment	1,462	973

Net cash used in investing activities	(24,828)	(64,381)

Cash flows from financing activities:
Principal repayments of long-term debt	(633)	(1,467)
Net borrowing under revolving line of credit	—	6,000
Net proceeds (repayment) on sale-leaseback of vehicles	806	(394)
Proceeds on financing lease	—	40,000
Common stock issuance	—	371
Debt issuance costs	—	(695)

Net cash provided by financing activities	173	43,815

Net increase (decrease) in cash and cash equivalents	31,862	(1,690)
Cash and cash equivalents at beginning of period	6,176	12,279

Cash and cash equivalents at end of period	$38,038	$10,589

        See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002

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

        During the quarter ended June 30, 2000, Holdings completed an initial public offering of 7,275,000 shares of Holdings' common stock, par value $0.01 per share, which provided Holdings with net proceeds (after deducting underwriting discounts and commissions) of approximately $149.2 million. Concurrently with Holdings' initial public offering, Holdings implemented a recapitalization pursuant to which all then existing classes of Holdings' stock were converted into common stock.

        On February 9, 2001, Universal completed the acquisition of Weatherford Global Compression Services, L.P. and certain related entities ("Weatherford Global"), a supplier of natural gas compression equipment and services and a division of Weatherford International, Inc. Under the terms of the agreement, a subsidiary of Weatherford International, Inc. was merged into Universal in exchange for 13,750,000 shares of Holdings common stock.

        Since the initial public offering, Universal completed seven acquisitions. Universal completed acquisitions include Gas Compression Services, Inc. ("GCSI") in September 2000, Weatherford Global and ISS Compression ("IEW") in February 2001, Compressor System International, Inc. ("CSII") in April 2001, KCI, Inc. ("KCI") and Louisiana Compressor Maintenance ("LCM") in July 2001, and Technical Compression Service, Inc. ("TCSI") in October 2001. GCSI added approximately 138,000 horsepower to Universal's fleet and provided Universal with an increased customer base, additional market segments and additional fabrication capabilities. Weatherford Global added approximately 950,000 horsepower, which expanded both Universal's domestic and international presence and more than doubled Universal's size at the time. IEW added approximately 26,000 horsepower to Universal's fleet, as well as important offshore Gulf of Mexico service capabilities. CSII added approximately 34,000 horsepower in the aggregate to Universal's fleet in Mexico and Argentina. KCI added approximately 125,000 horsepower to Universal's domestic fleet as well as significant fabrication expertise and capabilities, a 100,000 square foot fabrication facility in Tulsa, Oklahoma and expertise in the pipeline compression and related natural gas markets. LCM enhanced Universal's position as a supplier of maintenance, repair, overhaul and upgrade services to natural gas pipeline and related markets. TCSI added to Universal's compression parts and service capabilities for the natural gas producing industry as well as the refinery and petrochemical industries.

        These consolidated financial statements should be read in conjunction with the consolidated financial statements presented in Universal's Annual Report on Form 10-K for the year ended March 31, 2002. That report contains a more comprehensive summary of Universal's major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of Universal and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003.

RECLASSIFICATIONS

        Certain reclassifications have been made to the prior year amounts to conform to the current year classification.

2. RECENT ACCOUNTING PRONOUNCEMENTS

        In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principle Board Opinion No. 30, while retaining many of the requirements of these two statements. Under SFAS No. 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 does not materially change the methods used by Universal to measure impairment losses on long-lived assets, but may result in additional future dispositions being reported as discontinued operations. SFAS No. 144 was effective for Universal on April 1, 2002. Based on Universal's review of SFAS No. 144, no impairment existed as of June 30, 2002.

        In April 2002, FASB issued SFAS No. 145 "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers", and an amendment to SFAS No. 4, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements". This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Also, this Statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for Universal on April 1, 2003 and provisions of SFAS No. 13 are effective for transactions occurring after May 15, 2002. Universal is assessing the new standard and any impact on its consolidated statement of operations, cash flows or financial position.

        In July 2002, FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". This Statement requires the recognition of costs associated with the exit or disposal activities when incurred rather than at the date of a commitment to an exit or disposal plan. This Statement replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs

Incurred in a Restructuring)", which required the recognition of costs at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Universal is assessing the new standard and any impact on its consolidated statement of operations, cash flows, or financial position.

3. ACQUISITIONS

        On April 23, 2001, Universal acquired the international operations of CSII based in Midland, Texas for approximately $30 million in cash. The acquisition resulted in goodwill of $13.3 million.

        On July 11, 2001, Universal acquired KCI, a Tulsa, Oklahoma based fabricator of large horsepower compressors for approximately $25.8 million in cash and 694,927 shares of Universal's common stock. In addition, Universal incurred costs and assumed other liabilities related to the transaction of approximately $6 million. Concurrently with the acquisition, Universal repaid substantially all of KCI's approximately $51 million of indebtedness. In order to fund the acquisition, Universal used approximately $50 million of the availability under its revolving credit facility and $27.3 million of the funds received from an offering of Holdings' common stock in July 2001. The acquisition resulted in goodwill of $40.3 million.

        On July 13, 2001, Universal acquired LCM, a Houma, Louisiana based supplier of maintenance, repair, overhaul and upgrade services to the natural gas pipeline and related markets for approximately $26.0 million in cash. In order to fund the acquisition, Universal used approximately $25 million of the availability under its revolving credit facility and $1.3 million of the funds received from the offering in July 2001. The acquisition resulted in goodwill of $14.1 million.

        On October 3, 2001, Universal acquired TCSI, located in Belle Chase, Louisiana. TCSI provides compression parts and services to the natural gas producing industry as well as to the refinery and petrochemical industries. Under the terms of the purchase agreement, Universal acquired TCSI for approximately $22.5 million in cash. In order to fund the acquisition, Universal used approximately $19 million under its asset based securitization operating lease facility and approximately $3.5 million under its revolving credit facility. The acquisition resulted in goodwill of $17.2 million.

        Universal's acquisitions were accounted for as purchases and accordingly, the results of operations of the acquired businesses are included in the accompanying financial statements from the dates of acquisition. In addition, Universal is permitted to make, and has occasionally made, changes to their purchase price allocation during the first year after completing each acquisition.

4. INVENTORIES, NET

        Inventories, net consisted of the following (in thousands):

	June 30, 2002	March 31, 2002
	(unaudited)
Raw materials	$70,396	$67,912
Work-in-progress	28,033	25,114
Finished goods	8,717	9,722

Total	$107,146	$102,748

        Inventory for fabrication operations included in the above balances amounted to $44.1 million and $41.5 million at June 30, 2002 and March 31, 2002, respectively.

5. OPERATING LEASE FACILITIES

        In connection with the Weatherford Global acquisition, on February 9, 2001, Universal raised $427 million under a seven-year term senior secured notes operating lease facility (the "high-yield operating lease facility") funded primarily through an offering of $350 million 8 7/8% senior secured notes due 2008 by an unaffiliated special operating entity that is the lessor under the operating lease. Universal also concurrently entered into a $125 million secured revolving credit facility and a $200 million asset-backed securitization operating lease facility (the "ABS operating lease facility"), which facility consists of a series of six leases with terms ranging from three to eight years. At the closing of the Weatherford Global acquisition, Universal funded approximately $80 million under the ABS operating lease facility and had no amounts outstanding under the revolving credit facility. The proceeds from the two operating lease facilities were used to restructure previous operating lease obligations and refinance certain existing indebtedness of Universal and Weatherford Global.

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

        Under the operating lease facilities, Universal, or a subsidiary of Universal, as lessee, makes rental payments to the lessor for the leased equipment. Universal guarantees certain of Universal's obligations under the operating lease facilities. Under the high-yield operating lease facility, the rental payments include amounts based on the interest accrued on the 8 7/8% senior secured notes and an amount based on LIBOR or a variable base rate equal to the sum of the interest accrued on the lessor's term loan, the yield on the equity investment in the lessor and other fees. The equipment leased by Universal under the high-yield operating lease facility includes the equipment that had an appraised value as of February 2001 of approximately $427 million and additional equipment with an appraised value as of October 2001 of approximately $122 million. At June 30, 2002, the appraised value of the equipment leased under the high-yield operating lease facility was approximately $550 million. Universal has residual value guarantees on the equipment under the high yield operating lease facility of approximately 82% of the funded amounts that are due upon termination of the lease in the event a purchase option for the full funded amount and any related costs and expenses or renewal options are not selected by the lessee.

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

        At June 30, 2002, Universal had outstanding operating lease balances totaling $708.5 million, consisting of $549.0 million under its high-yield operating lease facility and $159.5 million under its ABS operating lease facility. The equipment sold under the high-yield operating lease facility had a net book value of approximately $469.4 million and resulted in a deferred gain of approximately $79.7 million to Universal. The equipment sold under the ABS operating lease facility had a net book value of approximately $121.7 million and resulted in a deferred gain of approximately $37.8 million to Universal.

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

6. OTHER COMPREHENSIVE INCOME

        Other comprehensive income consisted of the following (in thousands):

	June 30, 2002	June 30, 2001
	(unaudited)
Net Income	$10,351	$10,545
Other comprehensive income:
Cumulative translation adjustment	(8,382)	847

Comprehensive income	$1,969	$11,392

        For the quarter ended June 30, 2002, the cumulative translation adjustment impact primarily related to the translation of the Argentina balance sheet.

7. RELATED PARTY TRANSACTIONS

        Transitional Services Agreement

        Concurrently with the closing of the Weatherford Global acquisition, Weatherford and Weatherford Global, as Holding's subsidiary, entered into a transitional services agreement under which Weatherford provided certain administrative and support services, such as shared corporate office space and general communication and information services, to Weatherford Global until June 9, 2001. Weatherford Global paid Weatherford $125,000 for the first thirty days of these services. For the period subsequent to the initial thirty days, Weatherford Global, as Holding's subsidiary, was obligated to pay Weatherford a fee based on a proportional amount of Weatherford's costs and expenses in providing the services plus a 10% management fee. Amounts paid under this agreement have been immaterial.

8. INDUSTRY SEGMENTS

        Universal had four principal business or operating segments in its internal business organization: domestic rental and maintenance, international rental and maintenance (including Canada), fabrication and parts sales and service as of June 30, 2001. During the second quarter of fiscal 2002 Universal changed the name of its rental and maintenance segments to contract compression. In addition, during the fourth quarter of fiscal 2002, Universal changed the name of its parts sales and service segment to aftermarket services. The two contract compression segments provide natural gas compression rental and maintenance services to meet specific customer requirements. The international contract compression segment represents all of Universal's international rental and maintenance operations (including Canada). The fabrication segment provides services related to the design, engineering and assembly of natural gas and air compressors for sale to third parties in addition to those that we use in Universal's contract compression fleet. The aftermarket services segment sells parts and components, and provides maintenance to customers who own compression equipment or lease equipment from Universal's competitors in addition to those that we use in Universal's contract compression fleet. Fabrication and aftermarket services revenue presented in the table below include only sales to third parties.

        Universal's reportable segments are strategic business units that offer different products and services. They are managed separately since each business requires different marketing strategies due to customer specifications. Universal evaluates the performance of its reportable segments based on gross margin and operating income. Gross margin is defined as total revenue less cost of sales (exclusive of depreciation and amortization). Operating income excludes non-recurring charges, interest and other income, interest expense and income taxes. Additionally, Universal has no material sales to other segments, and accordingly, there are no inter-segment revenues to be reported.

        The following table presents unaudited revenues and other financial information by industry segment for the three-month period ended June 30, 2002 (in thousands):

	Domestic Contract Compression	International Contract Compression	Fabrication	Aftermarket Services	Total
Revenues	$65,491	$17,279	$35,475	$33,219	$151,464
Gross margin	42,531	14,045	3,126	8,016	67,718
Operating income	22,850	8,069	1,328	5,176	37,423

        The following table presents unaudited revenues and other financial information by industry segment for the three-month period ended June 30, 2001 (in thousands):

	Domestic Contract Compression	International Contract Compression	Fabrication	Aftermarket Services	Total
Revenues	$61,919	$14,031	$32,234	$32,177	$140,361
Gross margin	38,749	9,636	4,196	6,940	59,521
Operating income	24,591	5,555	1,098	4,221	35,465

        No one customer accounted for more than 10% of revenues for either of the periods presented.

9. COMMITMENTS AND CONTINGENCIES

        An environmental assessment of the operations, physical premises and assets of Universal was completed in connection with the Tidewater Acquisition. Universal has recorded a provision of approximately $0.9 million at June 30, 2002, for environmental remediation costs.

        In the ordinary course of business, Universal is involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on Universal's financial position, operating results or cash flows.

        Universal has no other commitments or contingent liabilities, which in the judgment of management, would result in losses that would materially affect Universal's consolidated financial position, operating results or cash flows.

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. The risks related to our business described in our Annual Report on Form 10-K for the year ended March 31, 2002 under "Risk Factors" and elsewhere in this report could cause our actual results to differ from those described in, or otherwise projected or implied by, the forward-looking statements. Although we believes that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

  •
  conditions in the oil and gas industry, including a sustained decrease in the level of demand for natural gas and the impact of the price of natural gas;

  •
  competition among the various providers of contract compression services;

  •
  changes in political or economic conditions in key operating markets, including uncertainties relating to the current situation in Argentina;

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

GENERAL

        We are the second largest natural gas compression services company in the world in terms of compressor fleet horsepower, with a fleet as of June 30, 2002 of approximately 7,400 compressor units comprising approximately 2.3 million horsepower. We provide a full range of contract compression services, sales, operations, maintenance and fabrication services and products to the natural gas industry, both domestically and internationally. These services and products are essential to the natural gas industry as gas must be compressed to be delivered from the wellhead to end-user.

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

UNIVERSAL COMPRESSION HOLDINGS, INC.

        Three months ended June 30, 2002 compared to three months ended June 30, 2001

        The following table summarizes revenues, gross margins, expenses and the respective percentages for each of our business segments:

	Three Months Ended June 30,
	2002	2001
	(dollars in thousands)
Revenues:
Domestic contract compression	$65,491	$61,919
% of revenue	43.3%	44.1%
International contract compression	$17,279	$14,031
% of revenue	11.4%	10.0%
Fabrication	$35,475	$32,234
% of revenue	23.4%	23.0%
Aftermarket services	$33,219	$32,177
% of revenue	21.9%	22.9%
Gross Margin:
Domestic contract compression	$42,531	$38,749
International contract compression	14,045	9,636
Fabrication	3,126	4,196
Aftermarket services	8,016	6,940
Expenses:
Depreciation and amortization	(14,050)	(11,380)
Selling, general and administrative	(16,245)	(12,676)
Operating lease expense	(15,345)	(12,593)
Interest expense, net	(5,711)	(5,532)
Income tax expense	(6,477)	(6,748)
Net income	$10,351	$10,545

        Revenues.    Our total revenues for the quarter ended June 30, 2002 increased $11.1 million, or 7.9%, to $151.5 million, compared to $140.4 million for the quarter ended June 30, 2001. Our contract compression revenues increased by $6.8 million, or 8.9%, to $82.8 million during the quarter ended June 30, 2002 from $76.0 million during the quarter ended June 30, 2001. Domestic contract compression revenues increased by $3.6 million, or 5.8%, to $65.5 million during the quarter ended June 30, 2002 from $61.9 million during the quarter ended June 30, 2001. Our international contract compression revenues increased by $3.3 million, or 23.6%, to $17.3 million during the quarter ended

June 30, 2002 from $14.0 million during the quarter ended June 30, 2001. The increase in domestic contract compression revenues primarily resulted from expansion of our contract compression fleet through internal growth and the impact of a full quarter of operations from the KCI acquisition. The increase in international contract compression revenue primarily resulted from a favorable $2.1 million impact relating to fiscal 2002 fourth quarter contracts that we negotiated new contract terms with our Argentina customers and the expansion of our international contract compression fleet through internal growth.

        Domestic average rented horsepower for the quarter ended June 30, 2002 increased by 30.0% to approximately 1,898,000 horsepower from approximately 1,465,000 horsepower for the quarter ended June 30, 2001, primarily due to internal growth and the KCI acquisition. In addition, international average rented horsepower for the quarter ended June 30, 2002 increased by 22.8% to approximately 356,000 horsepower from approximately 290,000 horsepower for the quarter ended June 30, 2001, primarily through our acquisitions and expansion of our international contract compression fleet. Our combined average horsepower utilization rate for the quarter ended June 30, 2002 was approximately 83.9% down from 88.8% in the quarter ended June 30, 2001. As of June 30, 2002, we had approximately 2.3 million horsepower with a spot horsepower utilization rate of 83.4% and for the same period one year earlier of 89.4%.

        Our revenue from fabrication increased to $35.5 million from $32.2 million, an increase of 10.2%. The increase in fabrication revenue was due primarily to our acquisition of KCI, partially offset by an international turn-key fabrication project in the quarter ended June 30, 2001. Revenues from fabrication vary quarter to quarter due to the recognition of revenues at time of shipment. Our backlog of fabrication projects at June 30, 2002 was approximately $95.8 million, compared with a backlog of $46.9 million at June 30, 2001. Our backlog increased $15.8 million from March 31, 2002 to June 30, 2002.

        Our revenues from aftermarket services increased to $33.2 million during the quarter ended June 30, 2002 from $32.2 million during the quarter ended June 30, 2001, an increase of 3.1%. The increase was due primarily to the impact of the LCM and TCSI acquisitions, partially offset by used equipment sales classified as aftermarket services during the quarter ended June 2001 and reduced revenue activity from our North American customer base due to the current slowdown in the energy market and state of economic recovery.

        Gross Margin.    Our gross margin (defined as total revenue less cost of sales (exclusive of depreciation and amortization)) for the quarter ended June 30, 2002 increased $8.2 million, or 13.8%, to $67.7 million from a gross margin of $59.5 million for the quarter ended June 30, 2001. Our contract compression gross margin for the quarter ended June 30, 2002 increased $8.2 million, or 16.9%, to $56.6 million compared to a gross margin of $48.4 million for the quarter ended June 30, 2001. Contract compression gross margin increased primarily as the result of our contract compression revenue growth and operating cost improvements realized by the integration and synergies realized from our acquisitions. Our fabrication gross margin for the quarter ended June 30, 2002 decreased $1.1 million, or 26.2%, to $3.1 million compared to a gross margin of $4.2 million for the quarter ended June 30, 2001. Fabrication gross margin decreased primarily due to a cost overrun in the first fiscal quarter of 2003 relating to a highly customized fabrication project. Our aftermarket services gross margin for the quarter ended June 30, 2002 increased $1.1 million, or 15.9%, to $8.0 million compared to a gross margin of $6.9 million for the quarter ended June 30, 2001. Aftermarket services gross margin increased primarily due to the impact of a full quarter of operations from fiscal 2002 acquisitions.

        Selling, General and Administrative Expenses.    Our selling, general and administrative expenses increased by $3.5 million to $16.2 million for the quarter ended June 30, 2002, compared to $12.7 million for the quarter ended June 30, 2001. Selling, general and administrative expenses increased primarily as a result of a greater presence in international markets, which carries higher administrative costs as well as increases within our medical group insurance and expenses, after synergies, from fiscal 2002 acquisitions. Selling, general and administrative expenses represented 10.7% of revenue for the quarter ended June 30, 2002 compared to 9.0% of revenue for the quarter ended June 30, 2001.

        EBITDA, as adjusted, for the quarter ended June 30, 2002 increased 10.7% to $51.8 million from $46.8 million for the quarter ended June 30, 2001, primarily due to increases in total contract compression fleet horsepower, gross margin contribution from sales, and operating cost improvements realized by contract compression operations. EBITDA, as adjusted, is defined as net income plus income taxes, interest expense, leasing expense, depreciation and amortization, excluding non-recurring items and extraordinary gains or losses. EBITDA, as adjusted, is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as an indicator of our operating performance or to net cash provided by operating activities as a measure of our liquidity. Additionally, the EBITDA, as adjusted, computation used herein may not be comparable to other similarly titled measures of other companies. EBITDA, as adjusted, represents a measure upon which management assesses financial performance, and financial covenants in our current borrowing arrangements are tied to similar measures. We believe that EBITDA, as adjusted, is a standard measure of financial performance used for valuing companies in the compression industry. EBITDA, as adjusted, is a useful common yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the majority of which are long-lived assets in the compression industry), or what their tax attributes may be.

        Depreciation and Amortization.    Depreciation and amortization increased by $2.7 million to $14.1 million during the quarter ended June 30, 2002, compared to $11.4 million during the quarter ended June 30, 2001. Depreciation expense increased $2.7 million due to a full quarter of depreciation on fiscal 2002 capital additions, which primarily resulted from expansion of our contract compression fleet through our fabrication operations and the purchase of contract compression equipment through the acquisitions of KCI and CSII. The increase in depreciation and amortization was partially offset by the net sales and leasebacks of compressor equipment, with a book value of approximately $142.1 million, between April and October 2001 under our operating lease facilities.

        Operating Lease Expense.    Operating lease expense increased to $15.3 million during the quarter ended June 30, 2002 compared to $12.6 million during the quarter ended June 30, 2001. Operating lease expense increased $2.7 million resulting from the increase in compression equipment leased under our operating lease facilities. The outstanding balance under the operating lease facilities at June 30, 2002 was $708.5 million, compared to $567.5 million at June 30, 2002.

        Interest Expense, Net.    Interest expense, net, remained fairly constant at $5.7 million for the quarter ended June 30, 2002 from $5.5 million for the quarter ended June 30, 2001, primarily as a result of the increased accretion of Universal's 9 7/8% senior discount notes, offset partially by repayment of miscellaneous debt.

        Net Income.    We had net income of $10.4 million for the quarter ended June 30, 2002 compared to net income of $10.5 million for the quarter ended June 30, 2001, primarily as a result of increased depreciation and amortization of $2.7 million related to the continued expansion of our assets, increased operating leasing expense of $2.7 million resulting from the increase in compression equipment leased under our operating lease facilities and an increased selling, general and administrative expense of $3.5 million resulting from a full quarter impact of the fiscal year 2002 growth of our business, offset partially by the $8.2 million increase in our gross margin.

Liquidity and Capital Resources

        Our cash and cash equivalents balance at June 30, 2002 was $38.0 million, compared to $10.6 million at June 30, 2001 and $6.2 million at March 31, 2002.

        During the three months ended June 30, 2002, cash flows from operations provided $56.5 million, primarily from net income of $10.4 million, depreciation of $14.1 million, accretion of Universal's 9 7/8% senior discount notes of $5.3 million and accounts receivable net collection activity of $20.1 million.

        During the three months ended June 30, 2002, we used $24.8 million of cash for investing activities, which primarily consisted of $26.3 million in fixed asset additions.

        During the three months ended June 30, 2002, $0.2 million of cash was provided by financing activities, which primarily consisted of proceeds on capital lease agreements of $0.8 million, partially offset by repayments of debt of $0.6 million.

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

        Pursuant to the indenture governing Universal's 9 7/8% senior discount notes, the holders of the notes had the right to require Universal to repurchase the notes through August 23, 2001 as a result of the consummation of the July 2001 equity offering as Castle Harlan's change in ownership to less than 20% of our common stock constituted a change of control under the indenture. We repurchased approximately $5.8 million face value of these notes in August 2001 with borrowings under our revolving credit facility. As of July 31, 2002, Universal had approximately $222.9 million aggregate principal amount outstanding under the 9 7/8% senior discount notes.

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

        In accordance with generally accepted accounting principles, our operating leases' aggregate balance of $708.5 million as of June 30, 2002, was not recorded as a liability in our consolidated balance sheet as of that date except to the extent of approximately $117.5 million of deferred gain. Likewise, the leased equipment under the operating leases, representing approximately 1.1 million horsepower and having a gross and net book value of approximately $606.6 million and $591.1 million, respectively, was not recorded as an asset in our June 30, 2002 consolidated balance sheet, and we did not record depreciation of that leased equipment as an expense in our consolidated statements of operations for periods ended on or prior to June 30, 2002. If the operating leases were recorded in our consolidated balance sheet as of June 30, 2002, total liabilities would have been increased by approximately $591.1 million, and if the leased equipment under our operating leases (having a gross and net book value, at the date they were sold to the lessors, of $606.6 million and $591.1 million, respectively) had been recorded as assets on our consolidated balance sheet, total assets would have increased by approximately $591.1 million (less depreciation). In addition, if the leased equipment had been recorded as assets on our balance sheet, we would have recorded additional depreciation expense of approximately $8 million (using our current depreciation life policy) and interest expense of approximately $15 million related to this equipment, offset by a reduction of operating lease expense of approximately $15 million on our consolidated statement of operations for the quarter ended June 30, 2002. Under our current policy, depreciation of owned contract compression equipment is generally calculated using the straight line method over a period of 15 years with residual value of 20%.

        As of June 30, 2002, our debt to capitalization ratio, including the operating leases, was 57% and our book debt to capitalization ratio, excluding operating leases, was 24.8%.

        Working capital for the quarter ended June 30, 2002 increased $12.6 million compared to March 31, 2002 primarily due to an increase in cash of $31.8 million, partially offset by an increase in additional accrued liabilities of $5.8 million and a decrease in accounts receivable of $20.8 million, resulting from greater collections.

        As of July 31, 2002, subject to covenant and other restrictions, we had unused credit availability on our existing financial instruments of approximately $165.5 million (approximately $40.5 million under our asset-backed securitization facility and $125 million under our revolving credit facility).

        Capital expenditures, excluding acquisitions, are expected to be approximately $140 to $160 million for fiscal 2003, with approximately $30 million for maintenance capital expenditures.

        As of June 30, 2002, we have reached agreement on new contract terms relating to approximately 70% of our active fleet in Argentina and expect to reach agreements regarding substantially all of the remaining contracts in the fiscal 2003 second quarter. For the quarter ended June 30, 2002, this favorable impact of these settlements resulted in EBITDA of $2.5 million and net income of $0.05 per diluted share, related to the fiscal 2003 first quarter, and EBITDA of $2.1 million and net income of $0.04 per diluted share, related to the fiscal 2002 fourth quarter. At June 30, 2002, stockholders' equity has decreased approximately $65.5 million due to the currency translation of the Argentina balance sheet. Under GAAP this adjustment is not recorded as an expense in the current statement of operations. A significant portion of this adjustment is related to compression assets.

        We believe that funds generated from our operations, together with our existing cash and the additional capacity available under our revolving credit facility and asset based securitization operating lease facility, will be sufficient to finance our current operations, planned capital expenditures and internal growth for the remainder of fiscal year 2003. If we were to make significant additional acquisitions for cash, we may need to obtain additional debt, equity or operating lease financing.

UNIVERSAL COMPRESSION, INC.

        Three months ended June 30, 2002 compared to three months ended June 30, 2001

        The following table summarizes revenues, gross margins, expenses and the respective percentages for each of our business segments:

	Three Months Ended June 30,
	2002	2001
	(dollars in thousands)
Revenues:
Domestic contract compression	$65,491	$61,919
% of revenue	43.3%	44.1%
International contract compression	$17,279	$14,031
% of revenue	11.4%	10.0%
Fabrication	$35,475	$32,234
% of revenue	23.4%	23.0%
Aftermarket services	$33,219	$32,177
% of revenue	21.9%	22.9%
Gross Margin:
Domestic contract compression	$42,531	$38,749
International contract compression	14,045	9,636
Fabrication	3,126	4,196
Aftermarket services	8,016	6,940
Expenses:
Depreciation and amortization	(14,050)	(11,380)
Selling, general and administrative	(16,245)	(12,676)
Operating lease expense	(15,345)	(12,593)
Interest expense, net	(5,711)	(5,532)
Income tax expense	(6,477)	(6,748)
Net income	$10,351	$10,545

        Revenues.    Universal's total revenues for the quarter ended June 30, 2002 increased $11.1 million, or 7.9%, to $151.5 million, compared to $140.4 million for the quarter ended June 30, 2001. Universal's contract compression revenues increased by $6.8 million, or 8.9%, to $82.8 million during the quarter ended June 30, 2002 from $76.0 million during the quarter ended June 30, 2001. Domestic contract compression revenues increased by $3.6 million, or 5.8%, to $65.5 million during the quarter ended June 30, 2002 from $61.9 million during the quarter ended June 30, 2001. Universal's international contract compression revenues increased by $3.3 million, or 23.6%, to $17.3 million during the quarter ended June 30, 2002 from $14.0 million during the quarter ended June 30, 2001. The increase in domestic contract compression revenues primarily resulted from expansion of Universal's contract compression fleet through internal growth and the impact of a full quarter of operations from the KCI acquisition. The increase in international contract compression revenue primarily resulted from a favorable $2.1 million impact relating to fiscal 2002 fourth quarter contracts that we negotiated new contract terms with Universal's Argentina customers and the expansion of Universal's international contract compression fleet through internal growth.

        Domestic average rented horsepower for the quarter ended June 30, 2002 increased by 30.0% to approximately 1,898,000 horsepower from approximately 1,465,000 horsepower for the quarter ended June 30, 2001, primarily due to internal growth and the KCI acquisition. In addition, international average rented horsepower for the quarter ended June 30, 2002 increased by 22.8% to approximately 356,000 horsepower from approximately 290,000 horsepower for the quarter ended June 30, 2001, primarily through Universal's acquisitions and expansion of Universal's international contract compression fleet. Universal's combined average horsepower utilization rate for the quarter ended June 30, 2002 was approximately 83.9%, down from 88.8% in the quarter ended June 30, 2001. As of June 30, 2002, Universal had approximately 2.3 million horsepower with a spot horsepower utilization rate of 83.4% and for the same period one year earlier of 89.4%.

        Universal's revenue from fabrication increased to $35.5 million from $32.2 million, an increase of 10.2%. The increase in fabrication revenue was due primarily to Universal's acquisition of KCI, partially offset by an international turn-key fabrication project in the quarter ended June 30, 2001. Revenues from fabrication vary quarter to quarter due to the recognition of revenues at time of shipment. Universal's backlog of fabrication projects at June 30, 2002 was approximately $95.8 million, compared with a backlog of $46.9 million at June 30, 2001. Universal's backlog increased $15.8 million from March 31, 2002 to June 30, 2002.

        Universal's revenues from aftermarket services increased to $33.2 million during the quarter ended June 30, 2002 from $32.2 million during the quarter ended June 30, 2001, an increase of 3.1%. The increase was due primarily to the impact of the LCM and TCSI acquisitions, offset by used equipment sales classified as aftermarket services during the quarter ended June 2001 and reduced revenue activity from Universal's North American customer base due to the current slowdown in the energy market and state of economic recovery.

        Gross Margin.    Universal's gross margin (defined as total revenue less cost of sales (exclusive of depreciation and amortization)), for the quarter ended June 30, 2002 increased $8.2 million, or 13.8%, to $67.7 million from a gross margin of $59.5 million for the quarter ended June 30, 2001. Universal's contract compression gross margin for the quarter ended June 30, 2002 increased $8.2 million, or 16.9%, to $56.6 million compared to a gross margin of $48.4 million for the quarter ended June 30, 2001. Contract compression gross margin increased primarily as the result of Universal's contract compression revenue growth and operating cost improvements realized by the integration and synergies realized from Universal's acquisitions.. Universal's fabrication gross margin for the quarter ended June 30, 2002 decreased $1.1 million, or 26.2%, to $3.1 million compared to a gross margin of $4.2 million for the quarter ended June 30, 2001. Fabrication gross margin decreased primarily due to a cost overrun in the first fiscal quarter of 2003 relating to a highly customized fabrication project. Universal's aftermarket services gross margin for the quarter ended June 30, 2002 increased $1.1 million, or 15.9%, to $8.0 million compared to a gross margin of $6.9 million for the quarter ended June 30, 2001. Aftermarket services gross margin increased primarily due to the impact of a full quarter of operations from fiscal 2002 acquisitions.

        Selling, General and Administrative Expenses.    Universal's selling, general and administrative expenses increased by $3.5 million to $16.2 million for the quarter ended June 30, 2002, compared to

$12.7 million for the quarter ended June 30, 2001. Selling, general and administrative expenses increased primarily as a result of a greater presence in international markets, which carries higher administrative costs as well as increases within Universal's medical group insurance and expenses, after synergies, from fiscal 2002 acquisitions. Selling, general and administrative expenses represented 10.7% of revenue for the quarter ended June 30, 2002 compared to 9.0% of revenue for the quarter ended June 30, 2001.

        EBITDA, as adjusted, for the quarter ended June 30, 2002 increased 10.7% to $51.8 million from $46.8 million for the quarter ended June 30, 2001, primarily due to increases in total contract compression fleet horsepower, gross margin contribution from sales, and operating cost improvements realized by contract compression operations.

        Depreciation and Amortization.    Depreciation and amortization increased by $2.7 million to $14.1 million during the quarter ended June 30, 2002, compared to $11.4 million during the quarter ended June 30, 2001. Depreciation expense increased $2.7 million due to a full quarter of depreciation on fiscal 2002 capital additions, which primarily resulted from expansion of Universal's contract compression fleet through Universal's fabrication operations and the purchase of contract compression equipment through the acquisitions of KCI and CSII.. The increase in depreciation and amortization was partially offset by the net sales and leasebacks of compressor equipment, with a book value of approximately $142.1 million, between April and October 2001 under the operating lease facilities.

        Operating Lease Expense.    Operating lease expense increased to $15.3 million during the quarter ended June 30, 2002 compared to $12.6 million during the quarter ended June 30, 2001. Operating lease expense increased $2.7 million resulting from the increase in compression equipment leased under the operating lease facilities. The outstanding balance under the operating lease facilities at June 30, 2002 was $708.5 million, compared to $567.5 million at June 30, 2002.

        Interest Expense, Net.    Interest expense, net, remained fairly constant at $5.7 million for the quarter ended June 30, 2002 from $5.5 million for the quarter ended June 30, 2001, primarily as a result of the increased accretion of Universal's 9 7/8% senior discount notes, offset partially by repayment of miscellaneous debt.

        Net Income.    Universal had a net income of $10.4 million for the quarter ended June 30, 2002 compared to a net income of $10.5 million for the quarter ended June 30, 2001, primarily as a result of increased depreciation and amortization of $2.7 million related to the continued expansion of Universal's assets, increased leasing expense of $2.7 million resulting from the increase in compression equipment leased under the operating lease facilities and an increased selling, general and administrative expense of $3.5 million resulting from a full quarter impact of the fiscal year 2002 growth of Universal's business, offset partially by the $8.2 million increase in Universal's gross margin.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to some market risk due to the floating or variable interest rates under our financing arrangements. A portion of the interest and lease payments under our financing arrangements are based on a floating rate (a base rate or LIBOR, at our option, in the case of our revolving credit facility, and LIBOR, in the case of our operating lease facilities) plus a variable amount based on our operating results. The one-month LIBOR rate at June 30, 2002 was 1.836%. A 1.0% increase in interest rates would result in a $1.0 million annual increase in our interest and operating lease expense. As of June 30, 2002, approximately $99 million of our indebtedness and other obligations outstanding bear interest at floating rates.

        In order to minimize any significant foreign currency credit risk, we generally contractually require that payment by our customers be made in United States dollars. If payment is not made in United States dollars, we generally utilize the exchange rate into United States dollars on the payment date or balance payments in local currency against local expenses. As a result of the political and economic situation in Argentina, we continue to be involved in negotiations with our customers in Argentina as to the currency in which contract amounts are to be paid, as mandated by the Argentine government.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

        The Audit Committee has approved certain non-audit services to be performed by our independent auditors, none of which would be prohibited services under the Sarbanes-Oxley Act of 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit No.	Description
4.1	Amendment No. 5 to Indenture, dated as of July 31, 2002, between BRL Universal Compression Funding I, L.P., as Issuer, and Wells Fargo Bank Minnesota, N.A., as Indenture Trustee.
10.1	Amendment No. 8 to the Management Agreement, dated as of July 31, 2002, among Universal Compression, Inc., UCO Compression LLC and BRL Universal Compression Funding I, L.P.
10.2	Amendment No. 5 to the Master Equipment Lease Agreement, dated as of July 31, 2002, between BRL Universal Compression Funding I, L.P. and UCO Compression LLC.

(b) Reports on Form 8-K.

        One report was filed on Form 8-K during the first quarter of fiscal 2003:

—        The Company and Universal filed a Current Report on Form 8-K on June 3, 2002 to report under Item 5 the issuance of a press release announcing earnings for the Company's fourth fiscal quarter and fiscal year ended March 31, 2002, and to file under Item 7 the related press release and to report under Item 9 certain matters discussed on a conference call broadcast to investors over the Internet with respect to the results of the fourth fiscal quarter and fiscal year ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

UNIVERSAL COMPRESSION HOLDINGS, INC.
Date: August 12, 2002	By:	/s/ RICHARD W. FITZGERALD Richard W. FitzGerald, Senior Vice President and Chief Financial Officer
	By:	/s/ RICARDO ARREDONDO Ricardo Arredondo Vice President and Controller, Universal Compression, Inc. (Principal Accounting Officer)
UNIVERSAL COMPRESSION, INC.
By:	/s/ RICHARD W. FITZGERALD Richard W. FitzGerald, Senior Vice President and Chief Financial Officer
By:	/s/ RICARDO ARREDONDO Ricardo Arredondo Vice President and Controller (Principal Accounting Officer)

UNIVERSAL COMPRESSION HOLDINGS, INC.
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Universal Compression Holdings, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 (the "Report"), I, Stephen A. Snider, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)
The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ STEPHEN A. SNIDER
Stephen A. Snider
Chief Executive Officer
August 12, 2002

In connection with the Quarterly Report of Universal Compression Holdings, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 (the "Report"), I, Richard W. FitzGerald, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)
The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ RICHARD W. FITZGERALD
Richard W. FitzGerald
Chief Financial Officer
August 12, 2002

These certifications accompany this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934.

UNIVERSAL COMPRESSION, INC.
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Universal Compression, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 (the "Report"), I, Stephen A. Snider, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(3)
The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(4)
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ STEPHEN A. SNIDER
Stephen A. Snider
Chief Executive Officer
August 12, 2002

In connection with the Quarterly Report of Universal Compression, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 (the "Report"), I, Richard W. FitzGerald, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)
The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ RICHARD W. FITZGERALD
Richard W. FitzGerald
Chief Financial Officer
August 12, 2002

These certifications accompany this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934.

EXHIBIT INDEX

Exhibit No.	Description
4.1	Amendment No. 5 to Indenture, dated as of July 31, 2002, between BRL Universal Compression Funding I, L.P., as Issuer, and Wells Fargo Bank Minnesota, N.A., as Indenture Trustee.
10.1	Amendment No. 8 to the Management Agreement, dated as of July 31, 2002, among Universal Compression, Inc., UCO Compression LLC and BRL Universal Compression Funding I, L.P.
10.2	Amendment No. 5 to the Master Equipment Lease Agreement, dated as of July 31, 2002, between BRL Universal Compression Funding I, L.P. and UCO Compression LLC.

QuickLinks

PART I. FINANCIAL INFORMATION
UNIVERSAL COMPRESSION HOLDINGS, INC. CONSOLIDATED BALANCE SHEETS (IN THOUSANDS) (UNAUDITED)
UNIVERSAL COMPRESSION HOLDINGS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)
UNIVERSAL COMPRESSION HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)
UNIVERSAL COMPRESSION HOLDINGS, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2002
UNIVERSAL COMPRESSION, INC. CONSOLIDATED BALANCE SHEETS (IN THOUSANDS) (UNAUDITED)
UNIVERSAL COMPRESSION, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS) (UNAUDITED)
UNIVERSAL COMPRESSION, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)
UNIVERSAL COMPRESSION, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2002
UNIVERSAL COMPRESSION HOLDINGS, INC.
UNIVERSAL COMPRESSION, INC.
PART II. OTHER INFORMATION
SIGNATURES
UNIVERSAL COMPRESSION HOLDINGS, INC. CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
UNIVERSAL COMPRESSION, INC. CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
EXHIBIT INDEX