Form 10-Q
period 2002-09-30
UNIVERSAL COMPRESSION HOLDINGS INC; UNIVERSAL COMPRESSION INC
filed 2002-11-13
CIK 1057234, 1057233

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Numbers: 001-15843
                                                 333-48279

UNIVERSAL COMPRESSION HOLDINGS, INC.
UNIVERSAL COMPRESSION, INC.
(Exact name of registrants as specified in their charters)

DELAWARE TEXAS (States or Other Jurisdictions of Incorporation or Organization)	13-3989167 74-1282680 (I.R.S. Employer Identification Nos.)
4440 BRITTMOORE ROAD HOUSTON, TEXAS (Address of Principal Executive Offices)	77041-8004 (Zip Code)

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

As of October 31, 2002, there were 30,657,217 shares of Universal Compression Holdings, Inc.'s common stock, $0.01 par value, outstanding and 4,910 shares of Universal Compression, Inc.'s common stock, $10.00 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL COMPRESSION HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	September 30, 2002	March 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$27,107	$6,176
Accounts receivable, net of allowance for bad debts of $8,346 and $7,470 as of September 30, 2002 and March 31, 2002, respectively	95,196	111,829
Inventories, net of reserve for obsolescence of $10,029 and $10,537 as of September 30, 2002 and March 31, 2002, respectively	111,606	102,748
Other	23,613	30,653

Total current assets	257,522	251,406
Contract compression equipment	652,856	618,975
Other property	92,853	84,254
Accumulated depreciation and amortization	(109,969)	(86,647)

Net property, plant and equipment	635,740	616,582
Goodwill	382,237	380,559
Other non-current assets	23,279	28,618

Total assets	$1,298,778	$1,277,165

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$53,104	$42,961
Accrued liabilities	58,915	64,721
Current portion of long-term debt and capital lease obligations	4,267	3,801

Total current liabilities	116,286	111,483
Capital lease obligations	2,888	3,634
Long-term debt	224,167	219,327
Non-current deferred tax liability	137,165	127,317
Deferred gain	109,427	114,261
Other liabilities	772	799

Total liabilities	590,705	576,821
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock	308	306
Treasury stock, 59 and 42 shares at cost outstanding as of September 30, 2002 and March 31, 2002, respectively	(1,237)	(934)
Additional paid-in capital	724,041	723,831
Deferred compensation	(1,696)	(2,446)
Other comprehensive loss	(68,458)	(57,517)
Retained earnings	55,115	37,104

Total stockholders' equity	708,073	700,344

Total liabilities and stockholders' equity	$1,298,778	$1,277,165

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Contract compression	$81,765	$85,190	$164,535	$161,140
Fabrication	42,064	56,831	77,539	89,065
Aftermarket services	30,753	32,287	63,972	64,464

Total revenues	$154,582	$174,308	$306,046	$314,669
Costs and expenses:
Contract compression—direct costs	27,396	29,749	53,589	57,314
Fabrication—direct costs	37,579	50,780	69,928	78,818
Aftermarket services—direct costs	24,791	25,650	49,993	50,887
Depreciation and amortization	14,311	11,712	28,360	23,092
Selling, general and administrative	17,238	15,813	33,483	28,489
Operating lease expense	15,485	12,973	30,830	25,566
Interest expense, net	4,792	6,573	10,503	12,105
Foreign currency loss	1,139	390	968	311
Other (income) expense, net	(602)	(201)	(890)	(75)

Total costs and expenses	$142,129	$153,439	$276,764	$276,507

Income before income taxes	12,453	20,869	29,282	38,162
Income tax expense	4,794	8,076	11,271	14,824

Net income	$7,659	$12,793	$18,011	$23,338

Weighted average common and common equivalent shares outstanding:
Basic	30,661	30,396	30,640	29,443
Diluted	30,863	30,606	30,861	29,713
Earnings per share—Basic	$0.25	$0.42	$0.59	$0.79

Earnings per share—Diluted	$0.25	$0.42	$0.58	$0.79

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$18,011	$23,338
Adjustments to reconcile net income to cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	28,360	23,092
Gain on asset sales	(459)	(222)
Amortization of debt issuance costs	1,708	1,346
Amortization of deferred compensation	180	—
Accretion of discount notes	10,525	9,906
Increase in deferred taxes	11,606	10,239
(Increase) decrease in receivables	13,436	(4,570)
(Increase) decrease in inventories	(8,858)	26,596
Increase (decrease) in payables and accrued liabilities	3,754	(32,763)
Other changes in operating accounts	4,368	(5,123)

Net cash provided by operating activities	82,631	51,839

Cash flows from investing activities:
Additions to property, plant and equipment	(59,170)	(91,405)
Acquisitions	—	(153,048)
Proceeds from sale of property, plant and equipment	3,787	1,976

Net cash used in investing activities	(55,383)	(242,477)

Cash flows from financing activities:
Principal repayments of long-term debt	(5,818)	(6,350)
Net borrowings under revolving line of credit	—	57,000
Repayment on sale-leaseback of vehicles	(232)	(1,004)
Proceeds on financing lease	—	80,000
Common stock issuance	73	55,987
Debt issuance costs	(340)	(1,652)

Net cash (used)/provided by financing activities	(6,317)	183,981

Net increase (decrease) in cash and cash equivalents	20,931	(6,657)
Cash and cash equivalents at beginning of period	6,176	12,279

Cash and cash equivalents at end of period	$27,107	$5,622

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

1. BASIS OF PRESENTATION

Organization

        Universal Compression Holdings, Inc. (the "Company") was formed on December 12, 1997 for the purpose of acquiring Tidewater Compression Service, Inc. ("TCS") from Tidewater Inc. Upon completion of the acquisition on February 20, 1998 (the "Tidewater Acquisition"), TCS became the Company's wholly-owned subsidiary and changed its name to Universal Compression, Inc. ("Universal"). Through this subsidiary, the Company's gas compression service operations date back to 1954. During the quarter ended June 30, 2000, we completed an initial public offering of 7,275,000 shares of our common stock, par value $0.01 per share. On February 9, 2001, we completed our acquisition of Weatherford Global Compression Services, L.P. and certain related entities ("Weatherford Global"), a supplier of natural gas compression equipment and services and a division of Weatherford International, Inc. Under the terms of the agreement, a subsidiary of Weatherford International, Inc. was merged into Universal in exchange for 13,750,000 shares of our common stock.

        Since our initial public offering, we have completed seven acquisitions. Our completed acquisitions include Gas Compression Services, Inc. ("GCSI") in September 2000, Weatherford Global and ISS Compression ("IEW") in February 2001, Compressor System International, Inc. ("CSII") in April 2001, KCI, Inc. ("KCI") and Louisiana Compressor Maintenance ("LCM") in July 2001, and Technical Compression Service, Inc. ("TCSI") in October 2001. GCSI added approximately 138,000 horsepower to our fleet and provided us with an increased customer base, additional market segments and additional fabrication capabilities. Weatherford Global added approximately 950,000 horsepower, which expanded both our domestic and international presence and more than doubled our size at the time. IEW added approximately 26,000 horsepower to our fleet, as well as important offshore Gulf of Mexico service capabilities. CSII added approximately 34,000 horsepower in the aggregate to our fleet in Mexico and Argentina. KCI added approximately 125,000 horsepower to our domestic fleet as well as significant fabrication expertise and capabilities, a 100,000 square foot fabrication facility in Tulsa, Oklahoma and expertise in the pipeline compression and related natural gas markets. LCM added to our ability to be a supplier of maintenance, repair, and overhaul and upgrade services to natural gas pipeline and related markets. TCSI added to our compression parts and service capabilities for the natural gas producing industry as well as the refinery and petrochemical industries.

        Universal Compression Holdings, Inc. is a holding company, which conducts its operations through its wholly-owned subsidiary, Universal. Accordingly, the Company is dependent upon the distribution of earnings from Universal, whether in the form of dividends, advances or payments on account of intercompany obligations, to service its debt obligations.

        These consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Company's Annual Report on Form 10-K for the year ended March 31, 2002. That report contains a more comprehensive summary of the Company's major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the six-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003.

EARNINGS PER SHARE (UNAUDITED)

        Net income per share, basic and diluted, is calculated in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per share".

        The following table sets forth the computation of net income per share, basic and diluted, (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Basic earnings per share
Net income	$7,659	$12,793	$18,011	$23,338

Weighted average common stock outstanding	30,661	30,396	30,640	29,443
Net income per share—Basic	$0.25	$0.42	$0.59	$0.79

Diluted earnings per share
Net income	$7,659	$12,793	$18,011	$23,338

Weighted average common stock outstanding	30,661	30,396	30,640	29,443
Dilutive effect of stock options outstanding	202	210	221	270

Weighted average diluted shares of common stock outstanding	30,863	30,606	30,861	29,713

Net income per share—Diluted	$0.25	$0.42	$0.58	$0.79

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

SFAS No. 144 does not materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in additional future dispositions being reported as discontinued operations. SFAS No. 144 was effective for the Company on April 1, 2002. Based on the Company's review of SFAS No. 144, no impairment existed as of September 30, 2002.

        In April 2002, FASB issued SFAS No. 145 "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers", and an amendment to SFAS No. 4, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements". This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Also, this Statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for the Company on April 1, 2003 and provisions affecting SFAS No. 13 are effective for transactions occurring after May 15, 2002. The Company is assessing the new standard and any impact on its consolidated statement of operations, cash flows or financial position.

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

3. INVENTORIES, NET

        Inventories, net consisted of the following (in thousands):

	September 30, 2002	March 31, 2002
	(unaudited)
Raw materials	$75,420	$78,265
Work-in-progress	38,788	23,985
Finished goods	7,427	11,035

Total Inventories	121,635	113,285
Reserve	(10,029)	(10,537)

Inventories, Net	$111,606	$102,748

        Raw material and work in progress inventory for fabrication operations included in the above balances amounted to $50.2 million and $41.5 million at September 30, 2002 and March 31, 2002, respectively.

4. OPERATING LEASE FACILITIES

        In connection with the Weatherford Global acquisition, on February 9, 2001, the Company raised $427 million under a seven-year term senior secured notes operating lease facility (the "high-yield operating lease facility") funded primarily through an offering of $350 million 8 7/8% senior secured notes due 2008 by an unaffiliated special operating entity that is the lessor under the operating lease plus approximately $64 million in borrowings under a term loan and approximately $13 million in proceeds from an equity investment in such lessor. The Company also concurrently entered into a $125 million secured revolving credit facility and a $200 million asset-backed securitization operating lease facility (the "ABS operating lease facility"), which facility consists of a series of six leases with terms ranging from three to eight years. At the closing of the Weatherford Global acquisition, the Company funded approximately $80 million under the ABS operating lease facility and had no amounts outstanding under the revolving credit facility. The proceeds from the two operating lease facilities were used to restructure previous operating lease obligations and refinance certain existing indebtedness of the Company and Weatherford Global.

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

        Under the operating lease facilities, Universal, or a subsidiary of Universal, as lessee, makes rental payments to the lessor for the leased equipment. The Company guarantees certain of Universal's obligations under the operating lease facilities. Under the high-yield operating lease facility, the rental payments include amounts based on the interest accrued on the 8 7/8% senior secured notes and an amount based on LIBOR or a variable base rate equal to the sum of the interest accrued on the lessor's term loan, the yield on the equity investment in the lessor and other fees. At September 30, 2002, the appraised value of the equipment leased under the high-yield operating lease facility was approximately $550.9 million. Universal has a residual value guarantee under the high-yield operating lease facility of approximately 82% of the funded amounts that would be due upon termination of the lease in the event Universal does not elect either the purchase option for the full funded amount and any related costs and expenses or the renewal option at the end of the lease.

        Under the ABS operating lease facility, the rental payments are based on LIBOR or a variable base rate equal to the sum of the interest accrued on the outstanding notes plus the yield on the equity investment in the facility. The ABS operating lease facility is collateralized by a first priority security interest in all of the assets under the facility. Pursuant to the lease, the lessee, a wholly-owned subsidiary of Universal, has a residual value guarantee under the facility in an amount equal to approximately 85% of the funded amount in the ABS operating lease facility that would be due upon termination of the lease in the event the lessee does not elect either the purchase option for the full funded amount and any related costs and expenses or the renewal option at the end of the lease.

        Lease payments equal to the interest on the 8 7/8% senior discount notes issued by the unaffiliated entity under the high-yield operating lease facility are payable semi-annually on August 15 and February 15, which commenced on August 15, 2001.

        At September 30, 2002, the Company had outstanding operating lease balances totaling $708.5 million, consisting of $549.0 million under its high-yield operating lease facility and $159.5 million under its ABS operating lease facility. The equipment sold under the high-yield operating lease facility had a net book value of approximately $475.8 million and resulted in a deferred gain of approximately $73.2 million to the Company. The equipment sold under the ABS operating lease facility had a net book value of approximately $123.3 million and resulted in a deferred gain of approximately $36.2 million to the Company.

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

5. OTHER COMPREHENSIVE INCOME

        Other comprehensive income consisted of the following (in thousands):

	Three Months ended		Six Months ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
	(unaudited)		(unaudited)
Net Income	$7,659	$12,793	$18,011	$23,338
Other comprehensive income (loss):
Cumulative translation adjustment	(2,559)	294	(10,941)	1,141

Comprehensive income	$5,100	$13,087	$7,070	$24,479

        For the quarter ended September 30, 2002, the cumulative translation adjustment is primarily related to the translation of the Canada and Brazil balance sheets. For the six months ended September 30, 2002, the cumulative translation adjustment is primarily related to the translation of the Argentina balance sheet.

6. RELATED PARTY TRANSACTIONS

Transitional Services Agreement

        Concurrently with the closing of the Weatherford Global acquisition, Weatherford International, Inc. ("Weatherford") and Weatherford Global, as the Company's subsidiary, entered into a transitional services agreement under which Weatherford provided certain administrative and support services, such as shared corporate office space and general communication and information services, to Weatherford Global until June 9, 2001. Weatherford Global paid Weatherford $125,000 for the first thirty days of these services. For the ninety day period subsequent to the initial thirty days, Weatherford Global, as the Company's subsidiary, was obligated to pay Weatherford a fee based on a proportional amount of Weatherford's costs and expenses in providing the services plus a 10% management fee. Amounts paid under this agreement were immaterial.

7. INDUSTRY SEGMENTS

        As of June 30, 2001, the Company had four principal business or operating segments in its internal business organization: domestic rental and maintenance, international rental and maintenance (including Canada), fabrication, and parts sales and service. During the second quarter of fiscal 2002, the Company changed the name of its rental and maintenance segments to contract compression. In addition, during the fourth quarter of fiscal 2002, the Company changed the name of its parts sales and service segment to aftermarket services. The two contract compression segments provide natural gas compression rental and maintenance services to meet specific customer requirements. The international contract compression segment represents all of the Company's international rental and maintenance operations (including Canada). The fabrication segment provides services related to the design, engineering and assembly of natural gas and air compressors for sale to third parties in addition to those that we use in our contract compression fleet. The aftermarket services segment sells parts and components, and provides maintenance to customers who own compression equipment or lease equipment from our competitors in addition to those that we use in our contract compression fleet. Fabrication and aftermarket services revenue presented in the table below include only sales to third parties.

        The Company's reportable segments are strategic business units that offer different products and services. They are managed separately since each business requires different marketing strategies due to customer specifications. The Company evaluates the performance of its reportable segments based on gross margin. Gross margin is defined as total revenue less cost of sales (exclusive of depreciation and amortization). Additionally, the Company has no material sales to other segments, and accordingly, there are no inter-segment revenues to be reported.

        The following table presents unaudited revenues and gross margins by industry segment for the three-month and the six-month periods ended September 30, 2002 and 2001:

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
	(dollars in thousands)		(dollars in thousands)
Revenues:
Domestic contract compression	$65,122	$68,871	$130,613	$130,790
International contract compression	16,643	16,319	33,922	30,350
Fabrication	42,064	56,831	77,539	89,065
Aftermarket services	30,753	32,287	63,972	64,464

Total	$154,582	$174,308	$306,046	$314,669
Gross Margin:
Domestic contract compression	$41,102	$43,882	$83,633	$82,631
International contract compression	13,267	11,559	27,313	21,195
Fabrication	4,485	6,051	7,611	10,247
Aftermarket services	5,962	6,637	13,979	13,577

Total	$64,816	$68,129	$132,536	$127,650

        No one customer accounted for more than 10% of total revenues for any of the periods presented.

        The following table presents unaudited revenues and gross margins by geographic location for the three-month and the six-month periods ended September 30, 2002 and 2001:

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
	(dollars in thousands)		(dollars in thousands)
Revenues:
United States	$114,782	$133,667	$231,555	$232,438
Canada	16,912	25,471	31,792	46,160
Latin America	17,872	13,273	31,713	32,456
Asia Pacific	5,016	1,897	10,986	3,615

Total	$154,582	$174,308	$306,046	$314,669
Gross Margin:
United States	$47,457	$52,907	$98,026	$98,646
Canada	4,222	5,217	8,141	10,228
Latin America	10,333	8,455	21,092	15,578
Asia Pacific	2,804	1,550	5,277	3,198

Total	$64,816	$68,129	$132,536	$127,650

8. COMMITMENTS AND CONTINGENCIES

        An environmental assessment of the operations, physical premises and assets of the Company was completed in connection with the Tidewater Acquisition. The Company has recorded a provision of approximately $0.9 million at September 30, 2002, for environmental remediation costs.

        In the ordinary course of business, the Company is involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the Company's financial position, operating results or cash flows.

        Other than the residual value guarantees discussed in Note 4, the Company has no other commitments or contingent liabilities, which in the judgment of management, would result in losses that would materially affect the Company's consolidated financial position, operating results or cash flows.

UNIVERSAL COMPRESSION, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	September 30, 2002	March 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$27,107	$6,176
Accounts receivable, net of allowance for bad debts of $8,346 and $7,470 as of September 30, 2002 and March 31, 2002, respectively	95,196	111,829
Inventories, net of reserve for obsolescence of $10,029 and $10,537 as of September 30, 2002 and March 31, 2002, respectively	111,606	102,748
Other	23,461	30,500

Total current assets	257,370	251,253
Contract compression equipment	652,856	618,975
Other property	92,853	84,254
Accumulated depreciation and amortization	(109,969)	(86,647)

Net property, plant and equipment	635,740	616,582
Goodwill	382,005	380,328
Other non-current assets	23,279	28,618

Total assets	$1,298,394	$1,276,781

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable, trade	$53,104	$42,961
Accrued liabilities	59,141	64,947
Current portion of long-term debt and capital lease obligations	4,267	3,801

Total current liabilities	116,572	111,709
Capital lease obligations	2,888	3,634
Long-term debt	224,167	219,327
Non-current deferred tax liability	141,502	131,655
Deferred gain	109,427	114,261
Other liabilities	772	799

Total liabilities	595,268	581,385
Commitments and contingencies (see Note 8)
Stockholder's equity:
Common stock	49	49
Additional paid-in capital	708,993	708,333
Other comprehensive loss	(68,458)	(57,517)
Retained earnings	62,542	44,531

Total stockholder's equity	703,126	695,396

Total liabilities and stockholder's equity	$1,298,394	$1,276,781

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Contract compression	$81,765	$85,190	$164,535	$161,140
Fabrication	42,064	56,831	77,539	89,065
Aftermarket services	30,753	32,287	63,972	64,464

Total revenues	$154,582	$174,308	$306,046	$314,669
Costs and expenses:
Contract compression—direct costs	27,396	29,749	53,589	57,314
Fabrication—direct costs	37,579	50,780	69,928	78,818
Aftermarket services—direct costs	24,791	25,650	49,993	50,887
Depreciation and amortization	14,311	11,712	28,360	23,092
Selling, general and administrative	17,238	15,813	33,483	28,489
Operating lease expense	15,485	12,973	30,830	25,566
Interest expense, net	4,792	6,573	10,503	12,105
Foreign currency loss	1,139	390	968	311
Other (income) expense, net	(602)	(201)	(890)	(75)

Total costs and expenses	$142,129	$153,439	$276,764	$276,507

Income before income taxes	12,453	20,869	29,282	38,162
Income tax expense	4,794	8,076	11,271	14,824

Net income	$7,659	$12,793	$18,011	$23,338

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$18,011	$23,338
Adjustments to reconcile net income to cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	28,360	23,092
Gain on asset sales	(459)	(222)
Amortization of debt issuance costs	1,708	1,346
Accretion of discount notes	10,525	9,906
Increase in deferred taxes	11,606	10,239
(Increase) decrease in receivables	13,436	(4,570)
(Increase) decrease in inventories	(8,858)	26,595
(Increase) decrease in payables and accrued liabilities	4,007	(32,387)
Other change in operating account	4,368	(5,807)

Net cash provided by operating activities	82,704	51,530

Cash flows from investing activities:
Additions to property, plant and equipment	(59,170)	(91,405)
Acquisitions	—	(153,048)
Proceeds from sale of property, plant and equipment	3,787	1,976

Net cash used in investing activities	(55,383)	(242,477)

Cash flows from financing activities:
Principal repayments of long-term debt	(5,818)	(6,576)
Net borrowing under revolving line of credit	—	57,000
Repayment on sale-leaseback of vehicles	(232)	(1,004)
Proceeds on financing lease	—	80,000
Investment in subsidiary by parent	—	56,522
Debt issuance costs	(340)	(1,652)

Net cash (used)/provided by financing activities	(6,390)	184,290

Net increase (decrease) in cash and cash equivalents	20,931	(6,657)
Cash and cash equivalents at beginning of period	6,176	12,279

Cash and cash equivalents at end of period	$27,107	$5,622

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

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

        Since Holdings' initial public offering in June 2000, Universal has completed seven acquisitions. Universal's completed acquisitions include Gas Compression Services, Inc. ("GCSI") in September 2000, Weatherford Global Compression Services, L.P. and certain related entities ("Weatherford Global") and ISS Compression ("IEW") in February 2001, Compressor System International, Inc. ("CSII") in April 2001, KCI, Inc. ("KCI") and Louisiana Compressor Maintenance ("LCM") in July 2001, and Technical Compression Service, Inc. ("TCSI") in October 2001. GCSI added approximately 138,000 horsepower to Universal's fleet and provided Universal with an increased customer base, additional market segments and additional fabrication capabilities. Weatherford Global added approximately 950,000 horsepower, which expanded both Universal's domestic and international presence and more than doubled Universal's size at the time. IEW added approximately 26,000 horsepower to Universal's fleet, as well as important offshore Gulf of Mexico service capabilities. CSII added approximately 34,000 horsepower in the aggregate to Universal's fleet in Mexico and Argentina. KCI added approximately 125,000 horsepower to Universal's domestic fleet as well as significant fabrication expertise and capabilities, a 100,000 square foot fabrication facility in Tulsa, Oklahoma and expertise in the pipeline compression and related natural gas markets. LCM added to Universal's position as a supplier of maintenance, repair, overhaul and upgrade services to natural gas pipeline and related markets. TCSI added to Universal's compression parts and service capabilities for the natural gas producing industry as well as the refinery and petrochemical industries.

        These consolidated financial statements should be read in conjunction with the consolidated financial statements presented in Universal's Annual Report on Form 10-K for the year ended March 31, 2002. That report contains a more comprehensive summary of Universal's major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of Universal and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the six-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003.

RECLASSIFICATIONS

        Certain reclassifications have been made to the prior year amounts to conform to the current year classification.

2. RECENT ACCOUNTING PRONOUNCEMENTS

        In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principle Board Opinion No. 30, while retaining many of the requirements of these two statements. Under SFAS No. 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 does not materially change the methods used by Universal to measure impairment losses on long-lived assets, but may result in additional future dispositions being reported as discontinued operations. SFAS No. 144 was effective for Universal on April 1, 2002. Based on Universal's review of SFAS No. 144, no impairment existed as of September 30, 2002.

        In April 2002, FASB issued SFAS No. 145 "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers", and an amendment to SFAS No. 4, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements". This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Also, this Statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for Universal on April 1, 2003 and provisions affecting SFAS No. 13 are effective for transactions occurring after May 15, 2002. Universal is assessing the new standard and any impact on its consolidated statement of operations, cash flows or financial position.

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

3. INVENTORIES, NET

        Inventories, net consisted of the following (in thousands):

	September 30, 2002	March 31, 2002
	(unaudited)
Raw materials	$75,420	$78,265
Work-in-progress	38,788	23,985
Finished goods	7,427	11,035

Total Inventories	121,635	113,285
Reserve	(10,029)	(10,537)

Inventories, Net	$111,606	$102,748

        Raw material and work in progress inventory for fabrication operations included in the above balances amounted to $50.2 million and $41.5 million at September 30, 2002 and March 31, 2002, respectively.

4. OPERATING LEASE FACILITIES

        In connection with the Weatherford Global acquisition, on February 9, 2001, Universal raised $427 million under a seven-year term senior secured notes operating lease facility (the "high-yield operating lease facility") funded primarily through an offering of $350 million 8 7/8% senior secured notes due 2008 by an unaffiliated special operating entity that is the lessor under the operating lease plus approximately $64 million in borrowings under a term loan and approximately $13 million in proceeds from an equity investment in such lessor. Universal also concurrently entered into a $125 million secured revolving credit facility and a $200 million asset-backed securitization operating lease facility (the "ABS operating lease facility"), which facility consists of a series of six leases with terms ranging from three to eight years. At the closing of the Weatherford Global acquisition, Universal funded approximately $80 million under the ABS operating lease facility and had no amounts outstanding under the revolving credit facility. The proceeds from the two operating lease facilities were used to restructure previous operating lease obligations and refinance certain existing indebtedness of Universal and Weatherford Global.

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

        Under the operating lease facilities, Universal, or a subsidiary of Universal, as lessee, makes rental payments to the lessor for the leased equipment. Holdings guarantees certain of Universal's obligations under the operating lease facilities. Under the high-yield operating lease facility, the rental payments include amounts based on the interest accrued on the 8 7/8% senior secured notes and an amount based on LIBOR or a variable base rate equal to the sum of the interest accrued on the lessor's term loan, the yield on the equity investment in the lessor and other fees. At September 30, 2002, the appraised value of the equipment leased under the high-yield operating lease facility was approximately $550.9 million. Universal has a residual value guarantee under the high yield operating lease facility of approximately 82% of the funded amounts that would be due upon termination of the lease in the event Universal does not elect either the purchase option for the full funded amount and any related costs and expenses or the renewal option at the end of the lease.

        Under the ABS operating lease facility, the rental payments are based on LIBOR or a variable base rate equal to the sum of the interest accrued on the outstanding notes plus the yield on the equity investment in the facility. The ABS operating lease facility is collateralized by a first priority security interest in all of the assets under the facility. Pursuant to the lease, the lessee, a wholly-owned subsidiary of Universal, has a residual value guarantee under the facility in an amount equal to approximately 85% of the funded amount in the ABS operating lease facility that would be due upon termination of the lease in the event the lessee does not elect either the purchase option for the full funded amount and any related costs and expenses or the renewal option at the end of the lease.

        Lease payments equal to the interest on the 8 7/8% senior discount notes issued by the unaffiliated special operating entity under the high-yield operating lease facility are payable semi-annually on August 15 and February 15, which commenced on August 15, 2001.

        At September 30, 2002, Universal had outstanding operating lease balances totaling $708.5 million, consisting of $549.0 million under its high-yield operating lease facility and $159.5 million under its ABS operating lease facility. The equipment sold under the high-yield operating lease facility had a net book value of approximately $475.8 million and resulted in a deferred gain of approximately $73.2 million to Universal. The equipment sold under the ABS operating lease facility had a net book value of approximately $123.2 million and resulted in a deferred gain of approximately $36.2 million to Universal.

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

5. OTHER COMPREHENSIVE INCOME

        Other comprehensive income consisted of the following (in thousands):

	Three Months ended		Six Months ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
	(unaudited)		(unaudited)
Net Income	$7,659	$12,793	$18,011	$23,338
Other comprehensive income (loss):
Cumulative translation adjustment	(2,559)	294	(10,941)	1,141

Comprehensive income	$5,100	$13,087	$7,070	$24,479

        For the quarter ended September 30, 2002, the cumulative translation adjustment is primarily related to the translation of the Canada and Brazil balance sheets. For the six months ended September 30, 2002, the cumulative translation adjustment is primarily related to the translation of the Argentina balance sheet.

6. RELATED PARTY TRANSACTIONS

Transitional Services Agreement

        Concurrently with the closing of the Weatherford Global acquisition, Weatherford International, Inc. ("Weatherford") and Weatherford Global, as Holding's subsidiary, entered into a transitional services agreement under which Weatherford provided certain administrative and support services, such as shared corporate office space and general communication and information services, to Weatherford Global until June 9, 2001. Weatherford Global paid Weatherford $125,000 for the first thirty days of these services. For the ninety day period subsequent to the initial thirty days, Weatherford Global, as Holding's subsidiary, was obligated to pay Weatherford a fee based on a proportional amount of Weatherford's costs and expenses in providing the services plus a 10% management fee. Amounts paid under this agreement were immaterial.

7. INDUSTRY SEGMENTS

        As of June 30, 2001, Universal had four principal business or operating segments in its internal business organization: domestic rental and maintenance, international rental and maintenance (including Canada), fabrication, and parts sales and service. During the second quarter of fiscal 2002 Universal changed the name of its rental and maintenance segments to contract compression. In addition, during the fourth quarter of fiscal 2002, Universal changed the name of its parts sales and service segment to aftermarket services. The two contract compression segments provide natural gas compression rental and maintenance services to meet specific customer requirements. The international contract compression segment represents all of Universal's international rental and maintenance operations (including Canada). The fabrication segment provides services related to the design, engineering and assembly of natural gas and air compressors for sale to third parties in addition to those that we use in Universal's contract compression fleet. The aftermarket services segment sells parts and components, and provides maintenance to customers who own compression equipment or lease equipment from Universal's competitors in addition to those that we use in Universal's contract compression fleet. Fabrication and aftermarket services revenue presented in the table below include only sales to third parties.

        Universal's reportable segments are strategic business units that offer different products and services. They are managed separately since each business requires different marketing strategies due to customer specifications. Universal evaluates the performance of its reportable segments based on gross margin. Gross margin is defined as total revenue less cost of sales (exclusive of depreciation and amortization). Additionally, Universal has no material sales to other segments, and accordingly, there are no inter-segment revenues to be reported.

        The following table presents unaudited revenues and gross margins by industry segment for the three-month and six-month periods ended September 30, 2002 and 2001:

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
	(dollars in thousands)		(dollars in thousands)
Revenues:
Domestic contract compression	$65,122	$68,871	$130,613	$130,790
International contract compression	16,643	16,319	33,922	30,350
Fabrication	42,064	56,831	77,539	89,065
Aftermarket services	30,753	32,287	63,972	64,464

Total	$154,582	$174,308	$306,046	$314,669
Gross Margin:
Domestic contract compression	$41,102	$43,882	$83,633	$82,631
International contract compression	13,267	11,559	27,313	21,195
Fabrication	4,485	6,051	7,611	10,247
Aftermarket services	5,962	6,637	13,979	13,577

Total	$64,816	$68,129	$132,536	$127,650

        No one customer accounted for more than 10% of total revenues for any of the periods presented.

        The following table presents unaudited revenues and gross margins by geographic location for the three-month and the six-month periods ended September 30, 2002 and 2001:

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
	(dollars in thousands)		(dollars in thousands)
Revenues:
United States	$114,782	$133,667	$231,555	$232,438
Canada	16,912	25,471	31,792	46,160
Latin America	17,872	13,273	31,713	32,456
Asia Pacific	5,016	1,897	10,986	3,615

Total	$154,582	$174,308	$306,046	$314,669
Gross Margin:
United States	$47,457	$52,907	$98,026	$98,646
Canada	4,222	5,217	8,141	10,228
Latin America	10,333	8,455	21,092	15,578
Asia Pacific	2,804	1,550	5,277	3,198

Total	$64,816	$68,129	$132,536	$127,650

8. COMMITMENTS AND CONTINGENCIES

        An environmental assessment of the operations, physical premises and assets of Universal was completed in connection with the Tidewater Acquisition. Universal has recorded a provision of approximately $0.9 million at September 30, 2002, for environmental remediation costs.

        In the ordinary course of business, Universal is involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on Universal's financial position, operating results or cash flows.

        Other than the residual value guarantees discussed in Note 4, Universal has no other commitments or contingent liabilities, which in the judgment of management, would result in losses that would material affect Universal's consolidated financial position, operating results or cash flows.

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

  •
  our growth strategy and projected costs;

  •
  our future financial position;

  •
  the sufficiency of available cash flows to fund continuing operations;

  •
  the expected amount of capital expenditures;

  •
  anticipated synergies, cost savings, future revenues, gross margins and EBITDA, as adjusted, in our business and primary business segments, including from our acquisitions;

  •
  the future value of our equipment; and

  •
  plans and objectives of our management for our future operations.

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

  •
  changes in political or economic conditions in key operating markets, including uncertainties in Argentina.

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

GENERAL

        We are the second largest natural gas compression services company in the world in terms of compressor fleet horsepower, with a fleet as of September 30, 2002 of approximately 7,500 compressor units comprising approximately 2.3 million horsepower. We provide a full range of contract compression services, sales of parts and components, maintenance and fabrication services and products to the natural gas industry, both domestically and internationally. These services and products are essential to the natural gas industry as gas must be compressed to be delivered from the wellhead to end-user.

        We were formed in December 1997 to acquire all of the outstanding stock of Tidewater Compression Service, Inc. Upon completion of the acquisition in February 1998, Tidewater Compression became our wholly-owned operating subsidiary and changed its name to Universal. Through this subsidiary, our gas compression service operations date back to 1954.

UNIVERSAL COMPRESSION HOLDINGS, INC.

Three months ended September 30, 2002 compared to three months ended September 30, 2001

        The following table summarizes revenues, gross margins, expenses and the respective percentages for each of our business segments:

	Three Months Ended September 30,
	2002	2001
	(dollars in thousands)
Revenues:
Domestic contract compression	$65,122	$68,871
% of revenue	42.1%	39.5%
International contract compression	$16,643	$16,319
% of revenue	10.8%	9.4%
Fabrication	$42,064	$56,831
% of revenue	27.2%	32.6%
Aftermarket services	$30,753	$32,287
% of revenue	19.9%	18.5%
Gross Margin:
Domestic contract compression	$41,102	$43,882
International contract compression	13,267	11,559
Fabrication	4,485	6,051
Aftermarket services	5,962	6,637
Expenses:
Depreciation and amortization	(14,311)	(11,712)
Selling, general and administrative	(17,238)	(15,813)
Operating lease expense	(15,485)	(12,973)
Interest expense, net	(4,792)	(6,573)
Income tax expense	(4,794)	(8,076)
Net income	$7,659	$12,793

        Revenues.    Our total revenues for the quarter ended September 30, 2002 decreased $19.7 million, or 11.3%, to $154.6 million, compared to $174.3 million for the quarter ended September 30, 2001. Our contract compression revenues decreased by $3.4 million, or 4.0%, to $81.8 million during the quarter ended September 30, 2002 from $85.2 million during the quarter ended September 30, 2001. Domestic contract compression revenues decreased by $3.7 million, or 5.4%, to $65.1 million during the quarter ended September 30, 2002 from $68.9 million during the quarter ended September 30, 2001. Our international contract compression revenues increased by $.3 million, or 2.0%, to $16.6 million during the quarter ended September 30, 2002 from $16.3 million during the quarter ended September 30, 2001. The decrease in domestic contract compression revenues was a result of lower horsepower utilization in a period of reduced energy industry activity. International contract compression revenues increased slightly primarily due to the favorable impact related to settlement of prior period contracts with our Argentina customers.

        Domestic average rented horsepower for the quarter ended September 30, 2002 decreased by 1.2% to approximately 1,583,000 horsepower from approximately 1,603,000 horsepower for the quarter ended September 30, 2001, and international average rented horsepower for the quarter ended September 30, 2002 decreased by 3.3% to approximately 303,000 horsepower from approximately 313,000 horsepower for the quarter ended September 30, 2001. The reductions in average rented horsepower for both domestic and international contract compression have resulted from the general decline in energy industry activity in the United States and Canada. Our combined average horsepower utilization rate for the quarter ended September 30, 2002 was approximately 82.7% down from 90.2% in the quarter ended September 30, 2001. As of September 30, 2002, we had approximately 2.3 million horsepower with a spot horsepower utilization rate of 82.4% compared to 90.4% as of September 30, 2001.

        Our revenue from fabrication decreased to $42.1 million from $56.8 million, a decrease of 26.0% due to lower demand for customer-owned compressors in a period of reduced energy industry activity. Revenues from fabrication vary quarter to quarter in part due to the recognition of revenues at time of shipment. Our backlog of fabrication projects at September 30, 2002 was approximately $87.3 million, compared with a backlog of $101 million at September 30, 2001. Our backlog decreased $8.5 million from June 30, 2002 to September 30, 2002.

        Our revenues from aftermarket services decreased to $30.8 million during the quarter ended September 30, 2002 from $32.3 million during the quarter ended September 30, 2001, a decrease of 4.7%. The decrease was due primarily to reduced repair and maintenance activity from our North American customer base in a period of reduced energy industry activity.

        Gross Margin.    Our gross margin (defined as total revenue less cost of sales (excluding depreciation and amortization)) for the quarter ended September 30, 2002 decreased $3.3 million, or 4.9%, to $64.8 million from a gross margin of $68.1 million for the quarter ended September 30, 2001. Our contract compression gross margin for the quarter ended September 30, 2002 decreased $1.1 million, or 1.9%, to $54.4 million compared to $55.4 million for the quarter ended September 30, 2001. Contract compression gross margin decreased primarily as the result of our lower domestic horsepower utilization rate. Our fabrication gross margin for the quarter ended September 30, 2002 decreased $1.6 million, or 25.9%, to $4.5 million compared to $6.1 million for the quarter ended September 30, 2001. Our aftermarket services gross margin for the quarter ended September 30, 2002 decreased $.7 million, or 10.2%, to $6.0 million compared to $6.6 million for the quarter ended September 30, 2001. This decrease was due to lower revenues.

        Selling, General and Administrative Expenses.    Our selling, general and administrative expenses increased by $1.4 million to $17.2 million for the quarter ended September 30, 2002, compared to $15.8 million for the quarter ended September 30, 2001. Selling, general and administrative expenses increased primarily as a result of severance costs related to staff reductions and higher service taxes related to the Argentina contract settlements. Selling, general and administrative expenses represented 11.1% of revenue for the quarter ended September 30, 2002 compared to 9.0% of revenue for the quarter ended September 30, 2001.

        EBITDA, as adjusted, for the quarter ended September 30, 2002 decreased 8.3% to $48.2 million from $52.5 million for the quarter ended September 30, 2001, primarily due to decreases in gross margin contribution from sales, and increases in the selling, general and administrative costs. EBITDA, as adjusted, is defined as net income plus income taxes, interest expense, leasing expense, depreciation and amortization, excluding foreign currency gains or losses, non-recurring items and extraordinary gains or losses. EBITDA, as adjusted, is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as an indicator of our operating performance or to net cash provided by operating activities as a measure of our liquidity. Additionally, the EBITDA, as adjusted, computation used herein may not be comparable to other similarly titled measures of other companies. EBITDA, as adjusted, represents a measure upon which management assesses financial performance, and financial covenants in our current borrowing arrangements are tied to similar measures. We believe that EBITDA, as adjusted, is a standard measure of financial performance used for valuing companies in the compression industry. EBITDA, as adjusted, is a useful common yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the majority of which are long-lived assets in the compression industry), or what their tax attributes may be.

        Depreciation and Amortization.    Depreciation and amortization increased by $2.6 million to $14.3 million during the quarter ended September 30, 2002, compared to $11.7 million during the quarter ended September 30, 2001. Depreciation expense increased primarily as a result of the capital additions that have occurred since the prior year period, which primarily resulted from expansion of our current fleet. Total contract compression horsepower increased by 4.9% compared to the prior year period to 2.3 million at September 30, 2002 from 2.2 million at September 30, 2001. The increase in depreciation and amortization was partially offset by the net sales and leasebacks of compressor equipment, with a book value of approximately $142.1 million, between April and October 2001 under our operating lease facilities.

        Based upon the historical performance of our gas compressors, we have initiated an evaluation to determine if extension of the estimated useful lives, used for depreciation, would be justified. If the estimated useful lives are extended, then depreciation expense related to the compressors recorded as property, plant and equipment on our balance sheet would decrease. We are expecting to finalize our review of useful lives and implement any change in useful lives by the end of fiscal year 2003.

        Operating Lease Expense.    Operating lease expense increased to $15.5 million during the quarter ended September 30, 2002 compared to $13.0 million during the quarter ended September 30, 2001. This increase resulted from the increase in compression equipment leased under our operating lease facilities. The outstanding balance under the operating lease facilities at September 30, 2002 was $708.5 million, compared to $607.5 million at September 30, 2001.

        Interest Expense, Net.    Interest expense, net, decreased $1.8 million to $4.8 million for the quarter ended September 30, 2002 from $6.6 million for the quarter ended September 30, 2001, primarily as a result of decreased debt levels from one year ago partially offset by a slight increase in the accretion of Universal's 9 7/8% senior discount notes.

        Net Income.    Net income decreased by $5.1 million to $7.7 million for the quarter ended September 30, 2002 compared to net income of $12.8 million for the quarter ended September 30, 2001 for the reasons noted above.

Six months ended September 30, 2002 compared to six months ended September 30, 2001

        The following table summarizes revenues, gross margins, expenses and the respective percentages for each of our business segments:

	Six Months Ended September 30,
	2002	2001
	(dollars in thousands)
Revenues:
Domestic contract compression	$130,613	$130,790
% of revenue	42.7%	41.6%
International contract compression	$33,922	$30,350
% of revenue	11.1%	9.6%
Fabrication	$77,539	$89,065
% of revenue	25.3%	28.3%
Aftermarket services	$63,972	$64,464
% of revenue	20.9%	20.5%
Gross Margin:
Domestic contract compression	$83,633	$82,631
International contract compression	27,313	21,195
Fabrication	7,611	10,247
Aftermarket services	13,979	13,577
Expenses:
Depreciation and amortization	(28,360)	(23,092)
Selling, general and administrative	(33,483)	(28,489)
Operating lease expense	(30,830)	(25,566)
Interest expense, net	(10,503)	(12,105)
Income tax expense	(11,271)	(14,824)
Net income	$18,011	$23,338

        Revenues.    Our total revenues for the six months ended September 30, 2002 decreased $8.6 million, or 2.7%, to $306.0 million, compared to $314.7 million for the six months ended September 30, 2001. Our contract compression revenues increased by $3.4 million, or 2.1%, to $164.5 million during the six months ended September 30, 2002 from $161.1 million during the six months ended September 30, 2001. Domestic contract compression revenues were substantially flat at $130.6 million during the six months ended September 30, 2002 compared to $130.8 million during the six months ended September 30, 2001. Our international contract compression revenues increased by $3.6 million, or 11.8%, to $33.9 million during the six months ended September 30, 2002 from $30.4 million during the six months ended September 30, 2001, primarily as a result of the favorable impact from new contract settlements negotiated with our Argentina customers in the first quarter of fiscal year 2003.

        Domestic average rented horsepower for the six months ended September 30, 2002 increased by 3.3% to approximately 1,579,000 horsepower from approximately 1,529,000 horsepower for the six months ended September 30, 2001, primarily due to internal growth and the KCI acquisition partially offset by the decrease in the lower overall energy industry activity as many customers have postponed projects and repair and maintenance activities. In addition, international average rented horsepower for the six months ended September 30, 2002 increased by 5.5% to approximately 305,000 horsepower from approximately 289,000 horsepower for the six months ended September 30, 2001, primarily through our acquisitions and expansion of our international contract compression fleet. Our combined average horsepower utilization rate for the six months ended September 30, 2002 was approximately 83.2% down from 88.7% in the six months ended September 30, 2001. As of September 30, 2002, we had approximately 2.3 million horsepower with a spot horsepower utilization rate of 82.4% compared to 90.4% as of September 30, 2001.

        Our revenue from fabrication decreased to $77.5 million from $89.1 million, a decrease of 12.9% due to lower demand for customer-owned compressors in a period of reduced energy industry activity. Revenues from fabrication vary quarter to quarter in part due to the recognition of revenues at time of shipment. Our backlog of fabrication projects at September 30, 2002 was approximately $87.3 million, compared with a backlog of $101 million at September 30, 2001. Our backlog increased $7.3 million from March 31, 2002 to September 30, 2002.

        Revenues from aftermarket services were $64.0 million for the six months ended September 30, 2002 compared to $64.5 million during the six months ended September 30, 2001. The decrease resulted from reduced repair and maintenance activity from our North American customer base in a period of reduced energy industry activity, offset by the favorable impact of the LCM and TCSI acquisitions that occurred in July and October 2001, respectively.

        Gross Margin.    Our gross margin (defined as total revenue less cost of sales (excluding depreciation and amortization)) for the six months ended September 30, 2002 increased $4.9 million, or 3.8%, to $132.5 million from a gross margin of $127.7 million for the six months ended September 30, 2001. Our contract compression gross margin for the six months ended September 30, 2002 increased $7.1 million, or 6.8%, to $110.9 million compared to $103.8 million for the six months ended September 30, 2001. Contract compression gross margin increased primarily as the result of our international contract compression revenue growth and operating cost improvements realized by the integration and synergies from our acquisitions. Our fabrication gross margin for the six months ended September 30, 2002 decreased $2.6 million, or 25.7%, to $7.6 million compared to $10.2 million for the six months ended September 30, 2001. Fabrication gross margin decreased primarily due to a cost overrun in the first fiscal quarter of 2003 relating to a highly customized fabrication project and lower demand in the second quarter of 2003. Our aftermarket services gross margin for the six months ended September 30, 2002 increased $.4 million, or 2.9%, to $14.0 million compared to $13.6 million for the six months ended September 30, 2001. This increase was due to the impact of a full six months of operations from fiscal 2002 acquisitions partially offset by the overall slowdown in the energy industry.

        Selling, General and Administrative Expenses.    Our selling, general and administrative expenses increased by $5.0 million to $33.5 million for the six months ended September 30, 2002, compared to $28.5 million for the six months ended September 30, 2001. Selling, general and administrative expenses increased due to a greater presence in international markets which carries higher administration costs, increases within our medical group insurance and expenses from fiscal 2002 acquisitions, severance costs related to staff reductions and higher service taxes related to the Argentina contract settlements. Selling, general and administrative expenses represented 10.9% of revenue for the six months ended September 30, 2002 compared to 9.0% of revenue for the six months ended September 30, 2001.

        EBITDA, as adjusted, for the six months ended September 30, 2002 increased .7% to $99.9 million from $99.2 million for the six months ended September 30, 2001, primarily due to increases in gross margin contribution from sales, and partially offset by increases in selling, general and administrative costs.

        Depreciation and Amortization.    Depreciation and amortization increased by $5.3 million to $28.4 million during the six months ended September 30, 2002, compared to $23.1 million during the six months ended September 30, 2001. Depreciation expense increased due to a full six months of depreciation on fiscal 2002 capital additions, which primarily resulted from expansion of our contract compression fleet and the purchase of contract compression equipment through the acquisitions of KCI and CSII. Total contract compression horsepower increased by 4.9% compared to the prior year period to 2.3 million at September 30, 2002 from 2.2 million at September 30, 2001. The increase in depreciation and amortization was partially offset by the net sales and leasebacks of compressor equipment, with a book value of approximately $142.1 million, between April and October 2001 under our operating lease facilities.

        Based upon the historical performance of our gas compressors, we have initiated an evaluation to determine if extension of the estimated useful lives, used for depreciation, would be justified. If the estimated useful lives are extended, then depreciation expense related to the compressors recorded as property, plant and equipment on our balance sheet would decrease. We are expecting to finalize our review of useful lives and implement any change in useful lives by the end of fiscal year 2003.

        Operating Lease Expense.    Operating lease expense increased to $30.8 million during the six months ended September 30, 2002 compared to $25.6 million during the six months ended September 30, 2001. This increase resulted from the increase in compression equipment leased under our operating lease facilities. The outstanding balance under the operating lease facilities at September 30, 2002 was $708.5 million, compared to $607.5 million at September 30, 2001.

        Interest Expense, Net.    Interest expense, net, decreased $1.6 million to $10.5 million for the six months ended September 30, 2002 from $12.1 million for the six months ended September 30, 2001, primarily as a result of the decreased debt levels from one year ago partially offset by a slight increase in the accretion of Universal's 9 7/8% senior discount notes.

        Net Income.    Net income decreased $5.3 million to $18.0 million for the six months ended September 30, 2002 compared to net income of $23.3 million for the six months ended September 30, 2001 for the reasons noted above.

Liquidity and Capital Resources

        Our cash and cash equivalents balance at September 30, 2002 was $27.1 million, compared to $5.6 million at September 30, 2001 and $6.2 million at March 31, 2002. The cash balance in Argentina at September 30, 2002 was approximately $5.1 million, of which substantially all was repatriated during October 2002.

        During the six months ended September 30, 2002, cash flows from operating activities provided $82.6 million, primarily from net income of $18.0 million, after considering non-cash items of depreciation of $28.4 million and accretion of Universal's 9 7/8% senior discount notes of $10.5 million, and accounts receivable net collection activity of $13.4 million.

        During the six months ended September 30, 2002, we used $55.4 million of cash for investing activities, which consisted of $59.2 million in fixed asset additions, partially offset by $3.8 million in proceeds from the sale of property.

        During the six months ended September 30, 2002, $6.3 million of cash was used by financing activities, which primarily consisted of repayments of debt of $5.8 million.

        Working capital for the quarter ended September 30, 2002 increased $1.3 million compared to March 31, 2002 primarily due to an increase in cash of $20.9 million, which was partially offset by a decrease in accounts receivable of $16.6 million primarily as a result of greater collections.

        As of October 31, 2002, Universal had approximately $223.5 million aggregate principal amount outstanding under the 9 7/8% senior discount notes.

        In accordance with generally accepted accounting principles, our operating leases' aggregate balance of $708.5 million as of September 30, 2002, was not recorded as a liability in our consolidated balance sheet as of that date except to the extent of approximately $109.4 million of deferred gain. Likewise, the leased equipment under the operating leases, representing approximately 1.1 million horsepower and having a gross and net book value of approximately $615.9 million and $599.1 million, respectively, was not recorded as an asset in our September 30, 2002 consolidated balance sheet, and we did not record depreciation of that leased equipment as an expense in our consolidated statements of operations for periods ended on or prior to September 30, 2002. If the operating leases were recorded in our consolidated balance sheet as of September 30, 2002, total liabilities would have been increased by approximately $599.1 million, and if the leased equipment under our operating leases (having a gross and net book value, at the date they were sold to the lessors, of $615.9 million and $599.1 million, respectively) had been recorded as assets on our consolidated balance sheet, total assets would have increased by approximately $599.1 million (net of depreciation). In addition, if the leased equipment had been recorded as assets on our balance sheet, we would have recorded additional depreciation expense of approximately $8 million (using our current depreciation life policy) and interest expense of approximately $15 million related to this equipment, offset by a reduction of operating lease expense of approximately $15 million on our consolidated statement of operations for the quarter ended September 30, 2002.

        Under our current policy, depreciation of owned contract compression equipment is generally calculated using the straight-line method over a period of 15 years with residual value of 20%. Based upon the historical performance of our gas compressors, we have initiated an evaluation to determine if extension of the estimated useful lives, used for depreciation, would be justified. If the estimated useful lives were extended beyond 15 years, the additional depreciation expense that would have resulted from recording the leased assets on our balance sheet would have been reduced. We are expecting to finalize our review of useful lives and implement any change in useful lives by the end of fiscal year 2003.

        We are currently evaluating the possibility of consolidating on our balance sheet the assets and liabilities under the operating leases. In conducting our evaluation, we will take into consideration any relevant guidance issued by the FASB.

        As of October 31, 2002, subject to covenant and other restrictions, we had unused credit availability on our existing financial instruments of approximately $156.6 million (approximately $40.5 million under our asset-backed securitization facility and $116.1 million under our revolving credit facility). The revolving credit facility is for $125 million in total, however, the amount available is limited by the amount of outstanding letters of credit, which was approximately $8.9 million as of October 31, 2002.

        Our ability to repatriate cash may be limited from time to time by certain statutory banking restrictions that can be imposed by various international regulatory agencies.

        As of September 30, 2002, our debt to capitalization ratio, including the operating leases, was 57.0% and our book debt to capitalization ratio, excluding operating leases, was 24.4%.

        Capital expenditures, excluding acquisitions, are expected to be approximately $130 to $140 million for fiscal 2003, with approximately $28 to $30 million to be used for maintenance capital expenditures.

        We will be conducting our annual test of goodwill impairment as of March 31, 2003, as prescribed by SFAS No. 142, "Goodwill and Other Intangible Assets". In accordance with this guidance, if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, we will perform the test for impairment prior to March 31, 2003.

        Through September 30, 2002, we have reached settlement on new contract terms relating to substantially all of our active fleet in Argentina.

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

UNIVERSAL COMPRESSION, INC.

Three months ended September 30, 2002 compared to three months ended September 30, 2001

        The following table summarizes revenues, gross margins, expenses and the respective percentages for each of the business segments:

	Three Months Ended September 30,
	2002	2001
	(dollars in thousands)
Revenues:
Domestic contract compression	$65,122	$68,871
% of revenue	42.1%	39.5%
International contract compression	$16,643	$16,319
% of revenue	10.8%	9.4%
Fabrication	$42,064	$56,831
% of revenue	27.2%	32.6%
Aftermarket services	$30,753	$32,287
% of revenue	19.9%	18.5%
Gross Margin:
Domestic contract compression	$41,102	$43,882
International contract compression	13,267	11,559
Fabrication	4,485	6,051
Aftermarket services	5,962	6,637
Expenses:
Depreciation and amortization	(14,311)	(11,712)
Selling, general and administrative	(17,238)	(15,813)
Operating lease expense	(15,485)	(12,973)
Interest expense, net	(4,792)	(6,573)
Income tax expense	(4,794)	(8,076)
Net income	$7,659	$12,793

        Revenues.    Universal's total revenues for the quarter ended September 30, 2002 decreased $19.7 million, or 11.3%, to $154.6 million, compared to $174.3 million for the quarter ended September 30, 2001. Universal's contract compression revenues decreased by $3.4 million, or 4.0%, to $81.8 million during the quarter ended September 30, 2002 from $85.2 million during the quarter ended September 30, 2001. Domestic contract compression revenues decreased by $3.7 million, or 5.4%, to $65.1 million during the quarter ended September 30, 2002 from $68.9 million during the quarter ended September 30, 2001. Universal's international contract compression revenues increased by $.3 million, or 2.0%, to $16.6 million during the quarter ended September 30, 2002 from $16.3 million during the quarter ended September 30, 2001. The decrease in domestic contract compression revenues was a result of lower horsepower utilization in a period of reduced energy industry activity. International contract compression revenues increased slightly primarily due to the favorable impact related to settlement of prior period contracts with Universal's Argentina customers.

        Domestic average rented horsepower for the quarter ended September 30, 2002 decreased by 1.2% to approximately 1,583,000 horsepower from approximately 1,603,000 horsepower for the quarter ended September 30, 2001, and international average rented horsepower for the quarter ended September 30, 2002 decreased by 3.3% to approximately 303,000 horsepower from approximately 313,000 horsepower for the quarter ended September 30, 2001. The reductions in average rented horsepower for both domestic and international contract compression have resulted from the general decline in energy industry activity in the United States and Canada. Universal's combined average horsepower utilization rate for the quarter ended September 30, 2002 was approximately 82.7%, down from 90.2% in the quarter ended September 30, 2001. As of September 30, 2002, Universal had approximately 2.3 million horsepower with a spot horsepower utilization rate of 82.4% compared to 90.4% as of September 30, 2001.

        Universal's revenue from fabrication decreased to $42.1 million from $56.8 million, a decrease of 26.0% due to lower demand for customer-owned compressors in a period of reduced energy industry activity. Universal's revenue from fabrication vary quarter to quarter in part due to the recognition of revenues at time of shipment. Universal's backlog of fabrication projects at September 30, 2002 was approximately $87.3 million, compared with a backlog of $101 million at September 30, 2001. Universal's backlog decreased $8.5 million from June 30, 2002 to September 30, 2002.

        Universal's revenues from aftermarket services decreased to $30.8 million during the quarter ended September 30, 2002 from $32.3 million during the quarter ended September 30, 2001, a decrease of 4.7%. The decrease was due primarily to reduced repair and maintenance activity from Universal's North American customer base in a period of reduced energy industry activity.

        Gross Margin.    Universal's gross margin (defined as total revenue less cost of sales (excluding depreciation and amortization)), for the quarter ended September 30, 2002 decreased $3.3 million, or 4.9%, to $64.8 million from a gross margin of $68.1 million for the quarter ended September 30, 2001. Universal's contract compression gross margin for the quarter ended September 30, 2002 decreased $1.1 million, or 1.9%, to $54.4 million compared to $55.4 million for the quarter ended September 30, 2001. Contract compression gross margin decreased primarily as the result of Universal's lower domestic horsepower utilization rate. Universal's fabrication gross margin for the quarter ended September 30, 2002 decreased $1.6 million, or 25.9%, to $4.5 million compared to $6.1 million for the quarter ended September 30, 2001. Universal's aftermarket services gross margin for the quarter ended September 30, 2002 decreased $.7 million, or 10.2%, to $6.0 million compared to $6.6 million for the quarter ended September 30, 2001. This decrease was due to lower revenues.

        Selling, General and Administrative Expenses.    Universal's selling, general and administrative expenses increased by $1.4 million to $17.2 million for the quarter ended September 30, 2002, compared to $15.8 million for the quarter ended September 30, 2001. Selling, general and administrative expenses increased primarily as a result of severance costs related to staff reductions and higher service taxes related to Argentina contract settlements. Selling, general and administrative expenses represented 11.1% of revenue for the quarter ended September 30, 2002 compared to 9.0% of revenue for the quarter ended September 30, 2001.

        EBITDA, as adjusted, for the quarter ended September 30, 2002 decreased 8.3% to $48.2 million from $52.5 million for the quarter ended September 30, 2001, primarily due to decreases in gross margin contribution from sales, and increases in the selling, general and administrative costs.

        Depreciation and Amortization.    Depreciation and amortization increased by $2.6 million to $14.3 million during the quarter ended September 30, 2002, compared to $11.7 million during the quarter ended September 30, 2001. Depreciation expense increased primarily as a result of the capital additions that have occurred since the prior year period, which primarily resulted from expansion of Universal's current fleet. Total contract compression horsepower increased by 4.9% compared to the prior year period to 2.3 million at September 30, 2002 from 2.2 million at September 30, 2001. The increase in depreciation and amortization was partially offset by the net sales and leasebacks of compressor equipment, with a book value of approximately $142.1 million, between April and October 2001 under the operating lease facilities.

        Based upon the historical performance of Universal's gas compressors, we have initiated an evaluation to determine if extension of the estimated useful lives, used for depreciation, would be justified. If the estimated useful lives are extended, then depreciation expense related to the compressors recorded as property, plant and equipment on Universal's balance sheet would decrease. We are expecting to finalize the review of useful lives and implement any change in useful lives by the end of fiscal year 2003.

        Operating Lease Expense.    Operating lease expense increased to $15.5 million during the quarter ended September 30, 2002 compared to $13.0 million during the quarter ended September 30, 2001. This increase resulted from the increase in compression equipment leased under the operating lease facilities. The outstanding balance under the operating lease facilities at September 30, 2002 was $708.5 million, compared to $607.5 million at September 30, 2001.

        Interest Expense, Net.    Interest expense, net, decreased $1.8 million to $4.8 million for the quarter ended September 30, 2002 from $6.6 million for the quarter ended September 30, 2001, primarily as a result of decreased debt levels from one year ago partially offset by a slight increase in the accretion of Universal's 9 7/8% senior discount notes.

        Net Income.    Net income decreased by $5.1 million to $7.7 million for the quarter ended September 30, 2002 compared to net income of $12.8 million for the quarter ended September 30, 2001 for the reasons noted above.

Six months ended September 30, 2002 compared to six months ended September 30, 2001

        The following table summarizes revenues, gross margins, expenses and the respective percentages for each of the business segments:

	Six Months Ended September 30,
	2002	2001
	(dollars in thousands)
Revenues:
Domestic contract compression	$130,613	$130,790
% of revenue	42.7%	41.6%
International contract compression	$33,922	$30,350
% of revenue	11.1%	9.6%
Fabrication	$77,539	$89,065
% of revenue	25.3%	28.3%
Aftermarket services	$63,972	$64,464
% of revenue	20.9%	20.5%
Gross Margin:
Domestic contract compression	$83,633	$82,631
International contract compression	27,313	21,195
Fabrication	7,611	10,247
Aftermarket services	13,979	13,577
Expenses:
Depreciation and amortization	(28,360)	(23,092)
Selling, general and administrative	(33,483)	(28,489)
Operating lease expense	(30,830)	(25,566)
Interest expense, net	(10,503)	(12,105)
Income tax expense	(11,271)	(14,824)
Net income	$18,011	$23,338

        Revenues.    Universal's total revenues for the six months ended September 30, 2002 decreased $8.6 million, or 2.7%, to $306.0 million, compared to $314.7 million for the six months ended September 30, 2001. Universal's contract compression revenues increased by $3.4 million, or 2.1%, to

$164.5 million during the six months ended September 30, 2002 from $161.1 million during the six months ended September 30, 2001. Domestic contract compression revenues were substantially flat at $130.6 million during the six months ended September 30, 2002 compared to $130.8 million during the six months ended September 30, 2001. Universal's international contract compression revenues increased by $3.6 million, or 11.8%, to $33.9 million during the six months ended September 30, 2002 from $30.4 million during the six months ended September 30, 2001, primarily as a result of the favorable impact from new contract settlements negotiated with Universal's Argentina customers in the first quarter of fiscal year 2003.

        Domestic average rented horsepower for the six months ended September 30, 2002 increased by 3.3% to approximately 1,579,000 horsepower from approximately 1,529,000 horsepower for the six months ended September 30, 2001, primarily due to internal growth and the KCI acquisition partially offset by the decrease in the lower overall energy industry activity as many customers have postponed projects and repair and maintenance activities. In addition, international average rented horsepower for the six months ended September 30, 2002 increased by 5.5% to approximately 305,000 horsepower from approximately 289,000 horsepower for the six months ended September 30, 2001, primarily through Universal's acquisitions and expansion of Universal's international contract compression fleet. Universal's combined average horsepower utilization rate for the six months ended September 30, 2002 was approximately 83.2%, down from 88.7% in the six months ended September 30, 2001. As of September 30, 2002, Universal had approximately 2.3 million horsepower with a spot horsepower utilization rate of 82.4% compared to 90.4% as of September 30, 2001.

        Universal's revenue from fabrication decreased to $77.5 million from $89.1 million, a decrease of 12.9% due to lower demand for customer-owned compressors in a period of reduced energy industry activity. Revenues from fabrication vary quarter to quarter in part due to the recognition of revenues at time of shipment. Universal's backlog of fabrication projects at September 30, 2002 was approximately $87.3 million, compared with a backlog of $101 million at September 30, 2001. Universal's backlog increased $7.3 million from March 31, 2002 to September 30, 2002.

        Revenues from aftermarket services were $64.0 million for the six months ended September 30, 2002 compared to $64.5 million during the six months ended September 30, 2001. The decrease resulted from reduced repair and maintenance activity from Universal's North American customer base in a period of reduced energy industry activity, offset by the favorable impact of the LCM and TCSI acquisitions that occurred in July and October 2001, respectively.

        Gross Margin.    Universal's gross margin (defined as total revenue less cost of sales (excluding depreciation and amortization)), for the six months ended September 30, 2002 increased $4.9 million, or 3.8%, to $132.5 million from a gross margin of $127.7 million for the six months ended September 30, 2001. Universal's contract compression gross margin for the six months ended September 30, 2002 increased $7.1 million, or 6.8%, to $110.9 million compared to $103.8 million for the six months ended September 30, 2001. Contract compression gross margin increased primarily as the result of Universal's international contract compression revenue growth and operating cost improvements realized by the integration and synergies from Universal's acquisitions. Universal's fabrication gross margin for the six months ended September 30, 2002 decreased $2.6 million, or 25.7%, to $7.6 million compared to $10.2 million for the six months ended September 30, 2001. Fabrication gross margin decreased primarily due to a cost overrun in the first fiscal quarter of 2003 relating to a highly customized fabrication project and lower demand in the second quarter of 2003. Universal's aftermarket services gross margin for the six months ended September 30, 2002 increased $.4 million, or 2.9%, to $14.0 million compared to $13.6 million for the six months ended September 30, 2001. This increase was due to the impact of a full six months of operations from fiscal 2002 acquisitions partially offset by the overall slowdown in the energy industry.

        Selling, General and Administrative Expenses.    Universal's selling, general and administrative expenses increased by $5.0 million to $33.5 million for the six months ended September 30, 2002, compared to $28.5 million for the six months ended September 30, 2001. Selling, general and administrative expenses increased due to a greater presence in international markets which carries higher administration costs, increases within our medical group insurance and expenses from fiscal 2002 acquisitions, severance costs related to staff reductions and higher service taxes related to the Argentina contract settlements. Selling, general and administrative expenses represented 10.9% of revenue for the six months ended September 30, 2002 compared to 9.0% of revenue for the six months ended September 30, 2001.

        EBITDA, as adjusted, for the six months ended September 30, 2002 increased .7% to $99.9 million from $99.2 million for the six months ended September 30, 2001, primarily due to increases in gross margin contribution from sales, and partially offset by increases in selling, general and administrative costs.

        Depreciation and Amortization.    Depreciation and amortization increased by $5.3 million to $28.4 million during the six months ended September 30, 2002, compared to $23.1 million during the six months ended September 30, 2001. Depreciation expense increased due to a full six months of depreciation on fiscal 2002 capital additions, which primarily resulted from expansion of Universal's contract compression fleet and the purchase of contract compression equipment through the acquisitions of KCI and CSII. Total contract compression horsepower increased by 4.9% compared to the prior year period to 2.3 million at September 30, 2002 from 2.2 million at September 30, 2001. The increase in depreciation and amortization was partially offset by the net sales and leasebacks of compressor equipment, with a book value of approximately $142.1 million, between April and October 2001 under the operating lease facilities.

        Based upon the historical performance of Universal's gas compressors, we have initiated an evaluation to determine if extension of the estimated useful lives, used for depreciation, would be justified. If the estimated useful lives are extended, then depreciation expense related to the compressors recorded as property, plant and equipment on Universal's balance sheet would decrease. We are expecting to finalize the review of useful lives and implement any change in useful lives by the end of fiscal year 2003.

        Operating Lease Expense.    Operating lease expense increased to $30.8 million during the six months ended September 30, 2002 compared to $25.6 million during the six months ended September 30, 2001. This increase resulted from the increase in compression equipment leased under the operating lease facilities. The outstanding balance under the operating lease facilities at September 30, 2002 was $708.5 million, compared to $607.5 million at September 30, 2001.

        Interest Expense, Net.    Interest expense, net, decreased $1.6 million to $10.5 million for the six months ended September 30, 2002 from $12.1 million for the six months ended September 30, 2001, primarily as a result of decreased debt levels from one year ago partially offset by a slight increase in the accretion of Universal's 9 7/8% senior discount notes.

        Net Income.    Net income decreased $5.3 million to $18.0 million for the six months ended September 30, 2002 compared to net income of $23.3 million for the six months ended September 30, 2001 for the reasons noted above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to some market risk due to the floating or variable interest rates under our financing arrangements. A portion of the interest and lease payments under our financing arrangements are based on a floating rate (a base rate or LIBOR, at our option, in the case of our revolving credit facility, and LIBOR, in the case of our operating lease facilities) plus a variable amount based on our operating results. The one-month LIBOR rate at September 30, 2002 was 1.81%. A 1.0% increase in interest rates would result in a $1.0 million annual increase in our interest and operating lease expense. As of September 30, 2002, approximately $99 million of our indebtedness and other obligations outstanding bear interest at floating rates.

        Under the ABS operating lease facility, the rental payments are based on LIBOR or a variable base rate equal to the sum of the interest accrued on the outstanding notes plus the yield on the equity investment in the facility. The payments are effectively hedged and have an effective fixed rate due to utilization of interest rate swaps by the unaffiliated lessor.

        Our ability to repatriate cash may be limited from time to time by certain statutory banking restrictions that can be imposed by various international regulatory agencies.

        To minimize foreign currency risk, the Company contracts substantially all of its compression rental rates in United States dollars, however, wherever statutory restrictions require, these rates are translated into local currency at the current exchange rate and adjusted based on movements in the foreign exchange rate until payment is received. In addition, we may from time to time, use local currency receipts to pay local currency expenses. We are also subject to foreign currency risk as it relates to our capital investments in those countries where the functional currency is not the US dollar.

ITEM 4. CONTROLS AND PROCEDURES

        Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or procedures or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On August 15, 2002 we held our Annual Meeting of Stockholders. The matters voted upon at the meeting and the results of those votes were as follows:

    1.
    Re-election of four Class B members of the Board of Directors for a term expiring at our 2005 Annual meeting of Shareholders:

	Votes For	Votes Withheld
Ernie L. Danner	22,602,229	5,594,911
Lisa W. Rodriguez	27,010,068	1,187,072
Edmund P. Segner, III	27,824,141	372,999
Stephen A. Snider	22,601,577	5,595,563
    2.
    Approval of an amendment to the Employees' Supplemental Savings Plan to require that Company matching contributions under the plan be in the form of Company common stock:

For	Against	Abstain	Broker Non-Vote
25,295,346	1,345,388	136,628	1,419,768
    3.
    Approval of an amendment to the Incentive Stock Option Plan to increase by 2,000,000 the number of shares of Company common stock available for grant under the plan from 3,012,421 shares to 5,012,421 shares:

For	Against	Abstain	Broker Non-Vote
21,956,640	4,681,544	139,178	1,419,768
    4.
    Ratification of the appointment of Deloitte & Touche LLP to serve as the Company's Independent Auditors for the fiscal year ending March 31, 2003:

For	Against	Abstain	Broker Non-Vote
27,138,651	1,036,140	22,338	0

ITEM 5. OTHER INFORMATION

        Effective September 30, 2002, Edmund P. Segner, III resigned from the Company's Board of Directors.

        The Audit Committee has approved certain non-audit services to be performed by our independent auditors, none of which would be prohibited services under the Sarbanes-Oxley Act of 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.

Exhibit No.	Description
4.1	Amendment No. 6 to Indenture, dated as of September 16, 2002, between BRL Universal Compression Funding I, L.P., as Issuer, and Wells Fargo Bank Minnesota, N.A., as Indenture Trustee.
10.1	Amendment No. 9 to the Management Agreement, dated as of September 16, 2002, among Universal Compression, Inc., UCO Compression LLC and BRL Universal Compression Funding I, L.P.
10.2	Amendment No. 6 to the Master Equipment Lease Agreement, dated as of September 16, 2002, between BRL Universal Compression Funding I, L.P. and UCO Compression LLC.
10.3	Second Amendment and Supplement to Senior Secured Revolving Credit Agreement, dated as of September 30, 2002, among Universal Compression, Inc., as Borrower, Wachovia Bank, National Association, formerly First Union National Bank, as Administrative Agent, Bank One, N.A., as Syndication Agent, and the lenders signatory thereto.
10.4	Form of Change of Control Agreement for each of Stephen A. Snider, Ernie L. Danner, Richard W. FitzGerald, Kirk E. Townsend, and D. Bradley Childers.
  (b)
  Reports on Form 8-K.

      On July 26, 2002, the Company filed a Current Report on Form 8-K reporting the issuance of a press release announcing earnings for the quarter ended June 30, 2002.

      On August 21, 2002, the Company filed a Current Report on Form 8-K reporting the issuance of a press release announcing the appointment of its Senior Vice President and General Counsel.

      On September 20, 2002, the Company filed a Current Report on Form 8-K reporting the issuance of a press release announcing an update to the earnings guidance that the Company had previously released on July 24, 2002.

      On November 4, 2002, the Company filed a Current Report on Form 8-K reporting the issuance of a press release announcing earnings for the quarter ended September 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

UNIVERSAL COMPRESSION HOLDINGS, INC.
Date: November 12, 2002	By:
/s/ RICHARD W. FITZGERALD Richard W. FitzGerald, Senior Vice President and Chief Financial Officer
By:
/s/ RICARDO ARREDONDO Ricardo Arredondo Vice President and Controller, Universal Compression, Inc. (Principal Accounting Officer)
UNIVERSAL COMPRESSION, INC.
By:
/s/ RICHARD W. FITZGERALD Richard W. FitzGerald, Senior Vice President and Chief Financial Officer
By:
/s/ RICARDO ARREDONDO Ricardo Arredondo Vice President and Controller, (Principal Accounting Officer)

CERTIFICATION

I, Stephen A. Snider, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Universal Compression Holdings, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ Stephen A. Snider Name: Stephen A. Snider Title: Chief Executive Officer

CERTIFICATION

I, Richard W. FitzGerald, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Universal Compression Holdings, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ Richard W. FitzGerald Name: Richard W. FitzGerald Title: Chief Financial Officer

CERTIFICATION

I, Stephen A. Snider, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Universal Compression, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ Stephen A. Snider Name: Stephen A. Snider Title: Chief Executive Officer

CERTIFICATION

I, Richard W. FitzGerald, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Universal Compression, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ Richard W. FitzGerald Name: Richard W. FitzGerald Title: Chief Financial Officer

UNIVERSAL COMPRESSION HOLDINGS, INC.
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Universal Compression Holdings, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 (the "Report"), I, Stephen A. Snider, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

  (1)
  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2)
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ STEPHEN A. SNIDER Stephen A. Snider Chief Executive Officer November 12, 2002

In connection with the Quarterly Report of Universal Compression Holdings, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 (the "Report"), I, Richard W. FitzGerald, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

  (1)
  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2)
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ RICHARD W. FITZGERALD Richard W. FitzGerald Chief Financial Officer November 12, 2002

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
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Universal Compression, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 (the "Report"), I, Stephen A. Snider, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

  (1)
  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2)
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ STEPHEN A. SNIDER Stephen A. Snider Chief Executive Officer November 12, 2002

In connection with the Quarterly Report of Universal Compression, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 (the "Report"), I, Richard W. FitzGerald, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

  (1)
  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2)
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ RICHARD W. FITZGERALD Richard W. FitzGerald Chief Financial Officer November 12, 2002

These certifications accompany this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934.

EXHIBIT INDEX

Exhibit No.	Description
4.1	Amendment No. 6 to Indenture, dated as of September 16, 2002, between BRL Universal Compression Funding I, L.P., as Issuer, and Wells Fargo Bank Minnesota, N.A., as Indenture Trustee.
10.1	Amendment No. 9 to the Management Agreement, dated as of September 16, 2002, among Universal Compression, Inc., UCO Compression LLC and BRL Universal Compression Funding I, L.P.
10.2	Amendment No. 6 to the Master Equipment Lease Agreement, dated as of September 16, 2002, between BRL Universal Compression Funding I, L.P. and UCO Compression LLC.
10.3
Second Amendment and Supplement to Senior Secured Revolving Credit Agreement, dated as of September 30, 2002, among Universal Compression, Inc., as Borrower, Wachovia Bank, National Association, formerly First Union National Bank, as Administrative Agent, Bank One, N.A., as Syndication Agent, and the lenders signatory thereto.
10.4	Form of Change of Control Agreement for each of Stephen A. Snider, Ernie L. Danner, Richard W. FitzGerald, Kirk E. Townsend, and D. Bradley Childers.

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
UNIVERSAL COMPRESSION HOLDINGS, INC. CONSOLIDATED BALANCE SHEETS (IN THOUSANDS) (UNAUDITED)
UNIVERSAL COMPRESSION HOLDINGS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)
UNIVERSAL COMPRESSION HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)
UNIVERSAL COMPRESSION HOLDINGS, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2002
  Organization
  EARNINGS PER SHARE (UNAUDITED)
  RECLASSIFICATIONS
  Transitional Services Agreement
UNIVERSAL COMPRESSION, INC. CONSOLIDATED BALANCE SHEETS (IN THOUSANDS) (UNAUDITED)
UNIVERSAL COMPRESSION, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS) (UNAUDITED)
UNIVERSAL COMPRESSION, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)
UNIVERSAL COMPRESSION, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2002
  Organization
  RECLASSIFICATIONS
  Transitional Services Agreement
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
  GENERAL
UNIVERSAL COMPRESSION HOLDINGS, INC.
  Three months ended September 30, 2002 compared to three months ended September 30, 2001
  Six months ended September 30, 2002 compared to six months ended September 30, 2001
  Liquidity and Capital Resources
UNIVERSAL COMPRESSION, INC.
  Three months ended September 30, 2002 compared to three months ended September 30, 2001
  Six months ended September 30, 2002 compared to six months ended September 30, 2001
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION
CERTIFICATION
CERTIFICATION
UNIVERSAL COMPRESSION HOLDINGS, INC. CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
UNIVERSAL COMPRESSION, INC. CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
EXHIBIT INDEX