Form 10-Q
period 2002-12-31
UNIVERSAL COMPRESSION HOLDINGS INC; UNIVERSAL COMPRESSION INC
filed 2003-02-13
CIK 1057234, 1057233

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Numbers: 001-15843
                                      333-48279

UNIVERSAL COMPRESSION HOLDINGS, INC.
UNIVERSAL COMPRESSION, INC.

(Exact name of registrants as specified in their charters)

DELAWARE TEXAS (States or Other Jurisdictions of Incorporation or Organization)	13-3989167 74-1282680 (I.R.S. Employer Identification Nos.)
4444 BRITTMOORE ROAD HOUSTON, TEXAS (Address of Principal Executive Offices)	77041 (Zip Code)

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

        Yes ☒    No ☐

        Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).

        Yes ☒    No ☐ (Universal Compression Holdings, Inc.)

        Yes ☐    No ☒ (Universal Compression, Inc.)

UNIVERSAL COMPRESSION, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

As of January 31, 2003, there were 30,709,654 shares of Universal Compression Holdings, Inc.'s common stock, $0.01 par value, outstanding and 4,910 shares of Universal Compression, Inc.'s common stock, $10.00 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL COMPRESSION HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
(IN THOUSANDS)
(UNAUDITED)

	December 31, 2002	March 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$50,911	$6,176
Accounts receivable, net of allowance for bad debts of $8,431 and $7,470 as of December 31, 2002 and March 31, 2002, respectively	89,357	111,829
Inventories, net of reserve for obsolescence of $9,347 and $10,537 as of December 31, 2002 and March 31, 2002, respectively	97,767	102,748
Other	24,904	30,653

Total current assets	262,939	251,406
Contract compression equipment (Note 4)	1,292,716	618,975
Other property	102,745	84,254
Accumulated depreciation and amortization	(123,517)	(86,647)

Net property, plant and equipment	1,271,944	616,582
Goodwill	384,193	380,559
Other non-current assets	27,639	28,618

Total assets	$1,946,715	$1,277,165

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$46,183	$42,961
Accrued liabilities	74,732	64,721
Current portion of long-term debt and capital lease obligations	5,702	3,801

Total current liabilities	126,617	111,483
Capital lease obligations	3,207	3,634
Long-term debt (Note 4)	936,142	219,327
Non-current deferred tax liability	140,918	127,317
Derivative financial instrument used for hedging purposes (Note 5)	15,217	—
Deferred gain (Note 4)	—	114,261
Other liabilities	1,757	799

Total liabilities	1,223,858	576,821
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock	307	306
Treasury stock, 14 and 42 shares at cost outstanding as of December 31, 2002 and March 31, 2002, respectively	(200)	(934)
Additional paid-in capital	723,875	723,831
Deferred compensation	(1,744)	(2,446)
Other comprehensive loss	(63,078)	(57,517)
Retained earnings	63,697	37,104

Total stockholders' equity	722,857	700,344

Total liabilities and stockholders' equity	$1,946,715	$1,277,165

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Revenues:
Contract compression	$83,221	$85,942	$247,755	$247,082
Fabrication	50,258	55,258	127,797	144,325
Aftermarket services	31,105	36,179	95,078	100,641

Total revenues	$164,584	$177,379	$470,630	$492,048
Costs and expenses:
Contract compression—direct costs	27,648	29,567	81,237	86,881
Fabrication—direct costs	45,576	48,703	115,504	127,523
Aftermarket services—direct costs	24,609	27,854	74,602	78,739
Depreciation and amortization	15,726	12,233	44,087	35,325
Selling, general and administrative	16,923	16,134	50,406	44,623
Operating lease expense	15,239	14,788	46,069	40,354
Interest expense, net	5,671	5,357	16,174	17,462
Foreign currency (gain) loss	(353)	(134)	615	177
Other (income) expense, net	(411)	328	(1,301)	253

Total costs and expenses	$150,628	$154,830	$427,393	$431,337

Income before income taxes	13,956	22,549	43,237	60,711
Income tax expense	5,373	8,798	16,644	23,622

Net income	$8,583	$13,751	$26,593	$37,089

Weighted average common and common equivalent shares outstanding:
Basic	30,668	30,567	30,649	29,819
Diluted	30,859	30,844	30,867	30,087
Earnings per share—Basic	$0.28	$0.45	$0.87	$1.24

Earnings per share—Diluted	$0.28	$0.45	$0.86	$1.23

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended December 31,
	2002	2001
Cash flows from operating activities:
Net income	$26,593	$37,089
Adjustments to reconcile net income to cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	44,087	35,325
Gain on asset sales	(698)	(375)
Amortization of debt issuance costs	2,581	2,018
Amortization of deferred compensation	320	—
Accretion of discount notes	15,892	14,881
Increase in deferred taxes	16,565	17,384
Decrease in receivables	19,832	10,641
Decrease in inventories	5,247	23,196
Increase (decrease) in payables and accrued liabilities	9,230	(42,935)
Other changes in operating accounts	8,188	(4,387)

Net cash provided by operating activities	147,837	92,837

Cash flows from investing activities:
Additions to property, plant and equipment	(99,148)	(139,367)
Acquisitions	(1,536)	(175,170)
Proceeds from sale of property, plant and equipment	9,172	2,404

Net cash used in investing activities	(91,512)	(312,133)

Cash flows from financing activities:
Principal repayments of long-term debt	(5,818)	(5,952)
Repayment on sale-leaseback of vehicles	(873)	(1,825)
Proceeds on financing lease	—	181,000
Proceeds from common stock issuance	152	56,580
Debt issuance costs	(3,732)	(3,818)
Cash used in operating lease facility transactions	(1,319)	—

Net cash (used)/provided by financing activities	(11,590)	225,985

Net increase in cash and cash equivalents	44,735	6,689
Cash and cash equivalents at beginning of period	6,176	12,279

Cash and cash equivalents at end of period	$50,911	$18,968

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

1. BASIS OF PRESENTATION

Organization

        Universal Compression Holdings, Inc. (the "Company") was formed on December 12, 1997 for the purpose of acquiring Tidewater Compression Service, Inc. ("TCS") from Tidewater Inc. Upon completion of the acquisition on February 20, 1998, TCS became the Company's wholly-owned subsidiary and changed its name to Universal Compression, Inc. ("Universal"). Through this subsidiary, the Company's gas compression service operations date back to 1954. During the quarter ended June 30, 2000, we completed an initial public offering of 7,275,000 shares of our common stock, par value $0.01 per share.

        Since our initial public offering, we have completed seven acquisitions. Our completed acquisitions include Gas Compression Services, Inc. ("GCSI") in September 2000, Weatherford Global Compression Services, L.P. and certain related entities ("Weatherford Global") (in exchange for 13,750,000 shares of our stock) and ISS Compression ("IEW") in February 2001, Compressor System International, Inc. ("CSII") in April 2001, KCI, Inc. ("KCI") and Louisiana Compressor Maintenance ("LCM") in July 2001, and Technical Compression Service, Inc. ("TCSI") in October 2001. GCSI added approximately 138,000 horsepower to our fleet and provided us with an increased customer base, additional market segments and additional fabrication capabilities. Weatherford Global added approximately 950,000 horsepower, which expanded both our domestic and international presence and more than doubled our size at the time. IEW added approximately 26,000 horsepower to our fleet, as well as important offshore Gulf of Mexico service capabilities. CSII added approximately 34,000 horsepower in the aggregate to our fleet in Mexico and Argentina. KCI added approximately 125,000 horsepower to our domestic fleet as well as significant fabrication expertise and capabilities, a 100,000 square foot fabrication facility in Tulsa, Oklahoma and expertise in the pipeline compression and related natural gas markets. LCM added to our ability to be a supplier of maintenance, repair, and overhaul and upgrade services to natural gas pipeline and related markets. TCSI added to our compression parts and service capabilities for the natural gas producing industry as well as the refinery and petrochemical industries.

        Universal Compression Holdings, Inc. is a holding company, which conducts its operations through its wholly-owned subsidiary, Universal. Accordingly, the Company is dependent upon the distribution of earnings from Universal, whether in the form of dividends, advances or payments on account of intercompany obligations, to service its debt obligations.

        These consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Company's Annual Report on Form 10-K for the year ended March 31, 2002. That report contains a more comprehensive summary of the Company's major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the nine-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003.

Earnings per share

        Net income per share, basic and diluted, is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per share".

        The following table sets forth the computation of net income per share, basic and diluted, (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Basic earnings per share
Net income	$8,583	$13,751	$26,593	$37,089

Weighted average common stock outstanding	30,668	30,567	30,649	29,819
Net income per share—Basic	$0.28	$0.45	$0.87	$1.24

Diluted earnings per share
Net income	$8,583	$13,751	$26,593	$37,089

Weighted average shares of common stock outstanding	30,668	30,567	30,649	29,819
Dilutive effect of stock options outstanding	191	277	218	268

Weighted average diluted shares of common stock outstanding	30,859	30,844	30,867	30,087

Net income per share—Diluted	$0.28	$0.45	$0.86	$1.23

Property, Plant and Equipment

        Property, plant and equipment are carried at cost. Depreciation for financial reporting purposes is computed on the straight-line basis using estimated useful lives. For compression equipment, depreciation begins with the first compression service using a 20% salvage value. The estimated useful lives prior to January 1, 2003 were as follows:

Compression equipment	15 years
Other properties and equipment	2-25 years

        The Company is studying the estimated useful life used for book depreciation purposes for its compressor fleet with the assistance of an independent equipment valuation firm. This equipment study is evaluating the compressor units based upon equipment type, key components and industry experience of the actual useful life in the field. The study is expected to be finalized by March 31, 2003. Based upon the preliminary findings of the study, the Company expects that the estimated useful life of the majority of the existing compressor units would be extended to 25 years from the current 15 years. The Company also expects a portion of the units to remain at the current 15 years or less and a portion of the units to be extended to 30 years.

Hedging and Use of Derivative Instruments

        The Company utilizes interest rate swaps to minimize interest rate exposure on the $200 million asset-backed securitization operating lease facility. The swaps are not used for trading or speculative purposes.

        In accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", we record these interest rate swaps on the balance sheet as either assets or liabilities measured at their fair value. These instruments qualify for hedge accounting as they reduce the interest rate risk of the underlying hedged item and are designated as a cash flow hedge at inception. These swaps result in financial impacts that are inversely correlated to those of the items being hedged. To qualify for hedge accounting treatment, companies must formally document, designate and assess the effectiveness of the transactions. All of the interest rate instruments utilized are placed with a large creditworthy financial institution. If the necessary correlation ceases to exist or if physical delivery of the hedged item becomes improbable, we would discontinue hedge accounting and apply mark-to-market accounting. Amounts paid or received from interest rate swaps are charged or credited to interest expense and matched with the cash flows and interest expense of the debt being hedged, resulting in an adjustment to the effective interest rate.

Reclassifications

        Certain reclassifications have been made to the prior year amounts to conform to the current year classification.

2. RECENT ACCOUNTING PRONOUNCEMENTS

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principle Board Opinion No. 30, while retaining many of the requirements of those two statements. Under SFAS No. 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 does not materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in additional future dispositions being reported as discontinued operations. SFAS No. 144 was effective for the Company on April 1, 2002. Based on the Company's review of SFAS No. 144, no impairment existed as of December 31, 2002.

        In April 2002, FASB issued SFAS No. 145 "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers", and an amendment to SFAS No. 4, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements". This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Also, this Statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for the Company on April 1, 2003 and provisions affecting SFAS No. 13 are effective for transactions occurring after May 15, 2002. The Company does not believe that the new standard will have any impact on its consolidated statement of operations, cash flows, or financial position.

        In July 2002, FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". This Statement requires the recognition of costs associated with the exit or disposal activities when incurred rather than at the date of a commitment to an exit or disposal plan. This Statement replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", which required the recognition of costs at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after

December 31, 2002. The Company does not believe that the new standard will have any impact on its consolidated statement of operations, cash flows, or financial position.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." The interpretation states that certain variable interest entities may be required to be consolidated into the results of operations and financial position of the entity that is the primary beneficiary. The change may be made prospectively with a cumulative-effect adjustment in the period first applied or by restating previously issued financial statements. The interpretation becomes effective July 1, 2003. The Company is still assessing the impact, if any, that the new interpretation will have on its consolidated statement of operations, cash flows, or financial position.

3. INVENTORIES, NET

        Inventories, net consisted of the following (in thousands):

	December 31, 2002	March 31, 2002
	(unaudited)
Raw materials	$71,892	$78,265
Work-in-progress	30,724	23,985
Finished goods	4,498	11,035

Total Inventories	107,114	113,285

Reserve	(9,347)	(10,537)

Inventories, Net	$97,767	$102,748

        Raw material and work in progress inventory for fabrication operations included in the above balances amounted to $38.5 million and $41.5 million at December 31, 2002 and March 31, 2002, respectively.

4. LEASE FACILITIES

        In connection with the Weatherford Global acquisition, on February 9, 2001, the Company raised $427 million under a seven-year term senior secured notes operating lease facility (the "high-yield operating lease facility") funded primarily through an offering of $350 million of 8 7/8% senior secured notes due 2008 by an unaffiliated special operating entity that is the lessor under the operating lease plus approximately $64 million in borrowings under a term loan and approximately $13 million in proceeds from an equity investment in the lessor. On October 23, 2001, the Company increased the high-yield operating lease facility by $122 million, which was funded through the unaffiliated entity's offering of an additional $100 million of 8 7/8% senior secured notes due 2008, together with an $18.3 million increase in its borrowings under an existing term loan and an additional $3.7 million equity investment in the entity that is the lessor under the operating lease. The net proceeds from the sale of equipment under the addition to the high-yield operating lease facility were used to repay all of the outstanding indebtedness under the revolving credit facility, with the remaining proceeds used to repay a portion of the obligations under the asset-backed securitization operating lease facility discussed below and for general corporate purposes.

        Also, in February 2001, the Company entered into a $125 million secured revolving credit facility and a $200 million asset-backed securitization operating lease facility (the "ABS operating lease facility"). The proceeds received in February 2001 from the high-yield operating lease facility and the ABS operating lease facility were used to restructure previous operating lease obligations and refinance certain existing indebtedness of the Company and Weatherford Global.

        On December 31, 2002, the Company purchased all of the equity in the lessor under the high-yield operating lease facility for $16.7 million, plus accrued and unpaid preferred return on the equity. As a result of this equity investment by the Company in the lessor, the lessor became a fully consolidated entity of the Company as of December 31, 2002.

        Also on December 31, 2002, the Company completed the process of having a nationally recognized insurance company provide to the holder of notes associated with the ABS operating lease facility a policy guaranteeing the payment of the principal and interest on the notes and obtaining a credit rating on the notes by Standard & Poor's and Moody's Investors Service. With the policy, the rating agencies rated the underlying notes "AAA" and "Aaa," respectively, resulting in a lower interest rate for the notes. Concurrently with the credit rating process, the equity in the lessor was reduced and the Company no longer considers the remaining outstanding equity of the lessor as comparable to that expected for a substantive business involved in similar leasing transactions with similar risks and rewards. Therefore, the lessor became a fully consolidated entity of the Company as of December 31, 2002. Further, concurrently with the credit rating process, the outstanding debt under the ABS operating lease facility was increased from $159.5 million to $175 million at December 31, 2002.

        The terms of the debt related to these facilities included in the consolidated balance sheet as of December 31, 2002 are as follows:

  •
  Senior notes of $450 million due February 15, 2008, bearing interest at 8 7/8% payable semiannually on February 15 and August 15.

  •
  Term loan of $82.2 million due February 15, 2008, currently bearing interest at a variable rate of LIBOR (1.43% at December 31, 2002) plus 3.25% due quarterly.

  •
  Notes under the ABS operating lease facility of $175 million bearing interest at a variable rate of LIBOR, which is effectively fixed through the use of interest rate swaps at a weighted average rate of 5.5%, plus 1.27% due monthly. These notes are subject to mandatory repayment of 80% of the principal beginning February 2004 and ending January 2013 with a final stated maturity date of January 2023.

        As a result of the changes in the high-yield and ABS operating lease facilities and consistent with the purchase accounting rules set forth in SFAS 141, "Business Combinations," the Company recorded in its consolidated balance sheet approximately $614.8 million of contract compression equipment, approximately $707.2 million in long-term debt and a noncurrent liability of approximately $15.2 million related to interest rate swaps pertaining to the ABS operating lease facility (see Note 5 for discussion of interest rate swaps). Additionally, upon consolidation of the lessors of these operating lease facilities, the deferred gain previously recorded has been eliminated.

        Due to the changes in the high-yield and ABS operating lease facilities discussed above, which resulted in the related debt's inclusion in the consolidated balance sheet, the future minimum lease payments under the operating lease facilities are eliminated. The maturities of the debt included in the consolidated balance sheet related to the operating lease facilities for the fiscal years ending March 31 are as follows (in thousands):

2003	$—
2004	2,617
2005	15,701
2006	15,701
2007	15,701
Thereafter	657,480

Total	$707,200

        The Company guaranteed certain of the obligations under the operating lease facilities. The high-yield operating lease facility is collateralized by a first priority security interest in all of the assets owned by the lessor under that facility.    The ABS operating lease facility is collateralized by a first priority security interest in all of the assets owned by the lessor and lessee under that facility. The assets owned by the lessee, a wholly owned subsidiary of the Company, were transferred to the lessee from the Company. As discussed above, the assets related to the high-yield and ABS operating lease facilities are included in the consolidated balance sheet.

        The results of operations through December 31, 2002 includes operating lease expense since prior to this date, the lessors under the operating leases were unaffiliated entities of the Company.

5. ACCOUNTING FOR INTEREST RATE SWAPS

        In accordance with SFAS 133, all derivative instruments must be recognized in the balance sheet at fair value, and changes in such fair values are recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings.

        As of December 31, 2002, the Company had interest rate swaps to convert variable interest payments related to the $175 million under the ABS operating lease facility to fixed interest payments. These swaps terminate in February 2013 and have a weighted average fixed rate of 5.5% and total notional amount of $175 million. As of December 31, 2002, the lessor related to the operating lease facility became a consolidated entity and the swaps were included in the Company's consolidated financial statements. In accordance with SFAS 133, the Company recorded a $15.2 million noncurrent liability related to the derivative instrument. Consistent with accounting rules discussed in SFAS 141, "Business Combinations," the offsetting amount was recorded as an increase to the value of property, plant and equipment.

        The swaps, which the Company has designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values subsequent to December 31, 2002 will be recognized in other comprehensive income or loss. Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to exactly offset changes in expected cash flows due to fluctuations in the variable rate and therefore, the Company currently does not expect any ineffectiveness.

        The counterparty to the Company's interest rate swap agreements is a major international financial institution. The Company continually monitors the credit quality of this financial institution and does not expect non-performance by it.

6. OTHER COMPREHENSIVE INCOME/(LOSS)

        Other comprehensive income/(loss) consisted of the following (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Net Income	$8,583	$13,751	$26,593	$37,089
Other comprehensive income (loss):
Cumulative translation adjustment	5,380	(1,118)	(5,561)	23

Comprehensive (loss) income	$13,963	$12,633	$21,032	$37,112

        For the quarter ended December 31, 2002, the cumulative translation adjustment is primarily related to the translation of the Canada and Argentina balance sheets. For the nine months ended

December 31, 2002, the cumulative translation adjustment is primarily related to the translation of the Argentina balance sheet.

7. INDUSTRY SEGMENTS

        The Company has four principal business segments: Domestic Contract Compression, International Contract Compression, Fabrication and Aftermarket Services. The two contract compression segments provide natural gas compression rental and maintenance services to meet specific customer requirements. The international contract compression segment represents all of the Company's international rental and maintenance operations (including Canada). The fabrication segment provides services related to the design, engineering and assembly of natural gas and air compressors for sale to third parties in addition to those that we use in our contract compression fleet. The aftermarket services segment sells parts and components, and provides maintenance to customers who own compression equipment, customers who utilize equipment in our contract compression fleet and customers who lease equipment from our competitors. Fabrication and aftermarket services revenues presented in the table below include only sales to third parties.

        The Company's reportable segments are strategic business units that offer different products and services. They are managed separately since each business requires different marketing strategies due to customer specifications. The Company evaluates the performance of its reportable segments based on gross margin. Gross margin is defined as total revenue less cost of sales (exclusive of depreciation and amortization). Additionally, the Company has no material sales between segments, and accordingly, there are no inter-segment revenues to be reported.

        The following table presents unaudited revenues and gross margins by industry segment for the three-month and the nine-month periods ended December 31, 2002 and 2001 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Revenues:
Domestic contract compression	$67,065	$69,423	$197,678	$200,214
International contract compression	16,156	16,519	50,077	46,868
Fabrication	50,258	55,258	127,797	144,325
Aftermarket services	31,105	36,179	95,078	100,641

Total	$164,584	$177,379	$470,630	$492,048
Gross Margin:
Domestic contract compression	$42,870	$44,441	$126,503	$127,095
International contract compression	12,703	11,910	40,015	33,106
Fabrication	4,682	6,555	12,293	16,802
Aftermarket services	6,496	8,325	20,476	21,902

Total	$66,751	$71,231	$199,287	$198,905

        No one customer accounted for more than 10% of total revenues for any of the periods presented.

        The table below presents unaudited revenues and gross margins by geographic location for the three-month and the nine-month periods ended December 31, 2002 and 2001 (in thousands). The basis of attributing revenues and gross margin to specific geographic locations is primarily based upon the geographic location of the sale, service or where the assets are employed.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Revenues:
United States	$110,697	$145,082	$342,253	$377,520
Canada	17,347	17,079	49,138	63,239
Latin America	17,132	13,176	48,845	45,632
Asia Pacific	19,408	2,042	30,394	5,657

Total	$164,584	$177,379	$470,630	$492,048
Gross Margin:
United States	$49,308	$57,533	$147,334	$156,203
Canada	3,285	3,392	11,426	13,620
Latin America	9,925	8,654	31,018	24,232
Asia Pacific	4,233	1,652	9,509	4,850

Total	$66,751	$71,231	$199,287	$198,905

8. COMMITMENTS AND CONTINGENCIES

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

UNIVERSAL COMPRESSION, INC.
CONSOLIDATED BALANCE SHEET
(IN THOUSANDS)
(UNAUDITED)

	December 31, 2002	March 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$50,911	$6,176
Accounts receivable, net of allowance for bad debts of $8,431 and $7,470 as of December 31, 2002 and March 31, 2002, respectively	89,357	111,829
Inventories, net of reserve for obsolescence of $9,347 and $10,537 as of December 31, 2002 and March 31, 2002, respectively	97,767	102,748
Other	24,750	30,500

Total current assets	262,785	251,253
Contract compression equipment (Note 4)	1,292,716	618,975
Other property	102,745	84,254
Accumulated depreciation and amortization	(123,517)	(86,647)

Net property, plant and equipment	1,271,944	616,582
Goodwill	383,962	380,328
Other non-current assets	27,639	28,618

Total assets	$1,946,330	$1,276,781

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable, trade	$46,183	$42,961
Accrued liabilities	74,959	64,947
Current portion of long-term debt and capital lease obligations	5,702	3,801

Total current liabilities	126,844	111,709
Capital lease obligations	3,207	3,634
Long-term debt (Note 4)	936,142	219,327
Non-current deferred tax liability	145,256	131,655
Derivative financial instrument used for hedging purposes (Note 5)	15,217
Deferred gain (Note 4)	—	114,261
Other liabilities	1,757	799

Total liabilities	1,228,423	581,385
Commitments and contingencies (see Note 8)
Stockholder's equity:
Common stock	49	49
Additional paid-in capital	709,812	708,333
Other comprehensive loss	(63,078)	(57,517)
Retained earnings	71,124	44,531

Total stockholder's equity	717,907	695,396

Total liabilities and stockholder's equity	$1,946,330	$1,276,781

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Revenues:
Contract compression	$83,221	$85,942	$247,755	$247,082
Fabrication	50,258	55,258	127,797	144,325
Aftermarket services	31,105	36,179	95,078	100,641

Total revenues	$164,584	$177,379	$470,630	$492,048
Costs and expenses:
Contract compression—direct costs	27,648	29,567	81,237	86,881
Fabrication—direct costs	45,576	48,703	115,504	127,523
Aftermarket services—direct costs	24,609	27,854	74,602	78,739
Depreciation and amortization	15,726	12,233	44,087	35,325
Selling, general and administrative	16,923	16,134	50,406	44,623
Operating lease expense	15,239	14,788	46,069	40,354
Interest expense, net	5,671	5,357	16,174	17,462
Foreign currency (gain) loss	(353)	(134)	615	177
Other (income) expense, net	(411)	328	(1,301)	253

Total costs and expenses	$150,628	$154,830	$427,393	$431,337

Income before income taxes	13,956	22,549	43,237	60,711
Income tax expense	5,373	8,798	16,644	23,622

Net income	$8,583	$13,751	$26,593	$37,089

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended December 31,
	2002	2001
Cash flows from operating activities:
Net income	$26,593	$37,089
Adjustments to reconcile net income to cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	44,087	35,325
Gain on asset sales	(698)	(375)
Amortization of debt issuance costs	2,581	2,018
Accretion of discount notes	15,892	14,881
Increase in deferred taxes	16,565	17,384
(Increase) decrease in receivables	19,832	10,641
(Increase) decrease in inventories	5,247	23,196
Increase (decrease) in payables and accrued liabilities	11,224	(42,935)
Other changes in operating accounts	6,666	(4,387)

Net cash provided by operating activities	147,989	92,837

Cash flows from investing activities:
Additions to property, plant and equipment	(99,148)	(139,367)
Acquisitions	(1,536)	(175,170)
Proceeds from sale of property, plant and equipment	9,172	2,404

Net cash used in investing activities	(91,512)	(312,133)

Cash flows from financing activities:
Principal repayments of long-term debt	(5,818)	(5,952)
Repayment on sale-leaseback of vehicles	(873)	(1,825)
Proceeds on financing lease	—	181,000
Investment in subsidiary by parent	—	56,580
Debt issuance costs	(3,732)	(3,818)
Cash used in operating lease facility transactions	(1,319)	—

Net cash (used)/provided by financing activities	(11,742)	225,985

Net increase (decrease) in cash and cash equivalents	44,735	6,689
Cash and cash equivalents at beginning of period	6,176	12,279

Cash and cash equivalents at end of period	$50,911	$18,968

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

1. BASIS OF PRESENTATION

Organization

        Universal Compression, Inc. was formed on December 12, 1997 for the purpose of acquiring Tidewater Compression Service, Inc. ("TCS") from Tidewater Inc. ("Tidewater"). Upon completion of the acquisition on February 20, 1998, TCS changed its name to Universal Compression, Inc. ("Universal"). Universal is a wholly owned subsidiary of Universal Compression Holdings, Inc. ("Holdings").

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

        These consolidated financial statements should be read in conjunction with the consolidated financial statements presented in Universal's Annual Report on Form 10-K for the year ended March 31, 2002. That report contains a more comprehensive summary of Universal's major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of Universal and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the nine-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003.

Property, Plant and Equipment

        Property, plant and equipment are carried at cost. Depreciation for financial reporting purposes is computed on the straight-line basis using estimated useful lives. For compression equipment, depreciation begins with the first compression service using a 20% salvage value. The estimated useful lives prior to January 1, 2003 were as follows:

Compression equipment	15 years
Other properties and equipment	2-25 years

        Universal is studying the estimated useful life used for book depreciation purposes for its compressor fleet with the assistance of an independent equipment valuation firm. This equipment study is evaluating the compressor units based upon equipment type, key components and industry experience of the actual useful life in the field. The study is expected to be finalized by March 31, 2003. Based on the preliminary findings of the study, Universal expects that the estimated useful life of the majority of the existing compressor units would be extended to 25 years from the current 15 years. Universal also expects a portion of the units to remain at the current 15 years or less and a portion of the units to be extended to 30 years.

Hedging and Use of Derivative Instruments

        Universal utilizes interest rate swaps to minimize interest rate exposure on the $200 million asset-backed securitization operating lease facility. The swaps are not used for trading or speculative purposes.

        In accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," Universal records these interest rate swaps on the balance sheet as either assets or liabilities measured at their fair value. These instruments qualify for hedge accounting as they reduce the interest rate risk of the underlying hedged item and are designated as a cash flow hedge at inception. These swaps result in financial impacts that are inversely correlated to those of the items being hedged. To qualify for hedge accounting treatment, companies must formally document, designate and assess the effectiveness of the transactions. All of the interest rate instruments utilized are placed with a large creditworthy financial institution. If the necessary correlation ceases to exist or if physical delivery of the hedged item becomes improbable, Universal would discontinue hedge accounting and apply mark-to-market accounting. Amounts paid or received from interest rate swaps are charged or credited to interest expense and matched with the cash flows and interest expense of the debt being hedged, resulting in an adjustment to the effective interest rate.

Reclassifications

        Certain reclassifications have been made to the prior year amounts to conform to the current year classification.

2. RECENT ACCOUNTING PRONOUNCEMENTS

        In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principle Board Opinion No. 30, while retaining many of the requirements of those two statements. Under SFAS No. 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 does not materially change the methods used by Universal to measure impairment losses on long-lived assets, but may result in additional future dispositions being reported as discontinued operations. SFAS No. 144 was effective for Universal on April 1, 2002. Based on Universal's review of SFAS No. 144, no impairment existed as of December 31, 2002.

        In April 2002, FASB issued SFAS No. 145 "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", SFAS No. 44, "Accounting for

Intangible Assets of Motor Carriers", and an amendment to SFAS No. 4, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements". This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Also, this Statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for Universal on April 1, 2003 and provisions affecting SFAS No. 13 are effective for transactions occurring after May 15, 2002. Universal does not believe that the new standard will have any impact on its consolidated statement of operations, cash flows, or financial position.

        In July 2002, FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". This Statement requires the recognition of costs associated with the exit or disposal activities when incurred rather than at the date of a commitment to an exit or disposal plan. This Statement replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", which required the recognition of costs at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Universal does not believe that the new standard will have any impact on its consolidated statement of operations, cash flows, or financial position.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." The interpretation states that certain variable interest entities may be required to be consolidated into the results of operations and financial position of the entity that is the primary beneficiary. The change may be made prospectively with a cumulative-effect adjustment in the period first applied or by restating previously issued financial statements. The interpretation becomes effective July 1, 2003. Universal is still assessing the impact, if any, that the new interpretation will have on its consolidated statement of operations, cash flows, or financial position.

3. INVENTORIES, NET

        Inventories, net consisted of the following (in thousands):

	December 31, 2002	March 31, 2002
	(unaudited)
Raw materials	$71,892	$78,265
Work-in-progress	30,724	23,985
Finished goods	4,498	11,035

Total Inventories	107,114	113,285
Reserve	(9,347)	(10,537)

Inventories, Net	$97,767	$102,748

        Raw material and work in progress inventory for fabrication operations included in the above balances amounted to $38.5 million and $41.5 million at December 31, 2002 and March 31, 2002, respectively.

4. LEASE FACILITIES

        In connection with the Weatherford Global acquisition, on February 9, 2001, Universal raised $427 million under a seven-year term senior secured notes operating lease facility (the "high-yield operating lease facility") funded primarily through an offering of $350 million of 8 7/8% senior secured notes due 2008 by an unaffiliated special operating entity that is the lessor under the operating lease plus approximately $64 million in borrowings under a term loan and approximately $13 million in proceeds from an equity investment in the lessor. On October 23, 2001, Universal increased the high-yield operating lease facility by $122 million, which was funded through the unaffiliated entity's offering of an additional $100 million of 8 7/8% senior secured notes due 2008, together with an $18.3 million increase in its borrowings under an existing term loan and an additional $3.7 million equity investment in the entity that is the lessor under the operating lease. The net proceeds from the sale of equipment under the addition to the high-yield operating lease facility were used to repay all of the outstanding indebtedness under the revolving credit facility, with the remaining proceeds used to repay a portion of the obligations under the asset-backed securitization operating lease facility discussed below and for general corporate purposes.

        Also, in February 2001, Universal entered into a $125 million secured revolving credit facility and a $200 million asset-backed securitization operating lease facility (the "ABS operating lease facility"). The proceeds received in February 2001 from the high-yield operating lease facility and the ABS operating lease facility were used to restructure previous operating lease obligations and refinance certain existing indebtedness of Universal and Weatherford Global.

        On December 31, 2002, Universal purchased all of the equity in the lessor under the high-yield operating lease facility for $16.7 million, plus accrued and unpaid preferred return on the equity. As a result of this equity investment by Universal in the lessor, the lessor became a fully consolidated entity of Universal as of December 31, 2002.

        Also on December 31, 2002, Universal completed the process of having a nationally recognized insurance company provide to the holder of notes associated with the ABS operating lease facility a policy guaranteeing the payment of the principal and interest on the notes and obtaining a credit rating on the notes by Standard & Poor's and Moody's Investors Service. With the policy, the rating agencies rated the underlying notes "AAA" and "Aaa," respectively, resulting in a lower interest rate for the notes. Concurrently with the credit rating process, the equity in the lessor was reduced and Universal no longer considers the remaining outstanding equity of the lessor as comparable to that expected for a substantive business involved in similar leasing transactions with similar risks and rewards. Therefore, the lessor became a fully consolidated entity of Universal as of December 31, 2002. Further, concurrently with the credit rating process, the outstanding debt under the ABS operating lease facility was increased from $159.5 million to $175 million at December 31, 2002.

        The terms of the debt related to these facilities included in the consolidated balance sheet as of December 31, 2002 are as follows:

  •
  Senior notes of $450 million due February 15, 2008, bearing interest at 8 7/8% payable semiannually on February 15 and August 15.

  •
  Term loan of $82.2 million due February 15, 2008, currently bearing interest at a variable rate of LIBOR (1.43% at December 31, 2002) plus 3.25% due quarterly.

  •
  Notes under the ABS operating lease facility of $175 million, bearing interest at a variable rate of LIBOR, which is effectively fixed through the use of interest rate swaps at a weighted average rate of 5.5%, plus 1.27% due monthly. These notes are subject to mandatory repayment of 80% of the principal beginning February 2004 and ending January 2013 with a final stated maturity date of January 2023.

        As a result of the changes in the high-yield and ABS operating lease facilities and consistent with the purchase accounting rules set forth in SFAS 141, "Business Combinations," Universal recorded in its consolidated balance sheet approximately $614.8 million of contract compression equipment, approximately $707.2 million in long-term debt and a noncurrent liability of approximately $15.2 million related to interest rate swaps pertaining to the ABS operating lease facility (see Note 5 for discussion of interest rate swaps). Additionally, upon consolidation of the lessors of these operating lease facilities, the deferred gain previously recorded has been eliminated.

        Due to the changes in the high-yield and ABS operating lease facilities discussed above, which resulted in the related debt's inclusion in the consolidated balance sheet, the future minimum lease payments under the operating lease facilities are eliminated. The maturities of the debt included in the consolidated balance sheet related to the operating lease facilities for the fiscal years ending March 31 are as follows (in thousands):

2003	$—
2004	2,617
2005	15,701
2006	15,701
2007	15,701
Thereafter	657,480

Total	$707,200

        Universal guaranteed certain of the obligations under the operating lease facilities. The high-yield operating lease facility is collateralized by a first priority security interest in all of the assets owned by the lessor under that facility. The ABS operating lease facility is collateralized by a first priority security interest in all of the assets owned by the lessor and lessee under that facility. The assets owned by the lessee, a wholly owned subsidiary of Universal, were transferred to the lessee from Universal. As discussed above, the assets related to the high-yield and ABS operating lease facilities are included in the consolidated balance sheet.

        The results of operations through December 31, 2002 includes operating lease expense since prior to this date, the lessors under the operating leases were unaffiliated entities of Universal.

5. ACCOUNTING FOR INTEREST RATE SWAPS

        In accordance with SFAS 133, all derivative instruments must be recognized in the balance sheet at fair value, and changes in such fair values are recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings.

        As of December 31, 2002, Universal had interest rate swaps to convert variable interest payments related to the $175 million under the ABS operating lease facility to fixed interest payments. These swaps terminate in February 2013 and have a weighted average fixed rate of 5.5% and total notional amount of $175 million. As of December 31, 2002, the lessor related to the operating lease facility became a consolidated entity and the swaps were included in Universal's consolidated financial statements. In accordance with SFAS 133, Universal recorded a $15.2 million noncurrent liability related to the derivative instrument. Consistent with accounting rules discussed in SFAS 141, "Business Combinations," the offsetting amount was recorded as an increase to the value of property, plant and equipment.

        The swaps, which Universal has designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values subsequent to December 31, 2002 will be recognized in other comprehensive income or loss. Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to exactly offset changes in expected cash flows due to fluctuations in the variable rate and therefore, Universal currently does not expect any ineffectiveness.

        The counterparty to Universal's interest rate swap agreements is a major international financial institution. Universal continually monitors the credit quality of this financial institution and does not expect non-performance by it.

6. OTHER COMPREHENSIVE INCOME/(LOSS)

        Other comprehensive income/(loss) consisted of the following (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Net Income	$8,583	$13,751	$26,593	$37,089
Other comprehensive income (loss):
Cumulative translation adjustment	5,380	(1,118)	(5,561)	23

Comprehensive (loss) income	$13,963	$12,633	$21,032	$37,112

        For the quarter ended December 31, 2002, the cumulative translation adjustment is primarily related to the translation of the Canada and Argentina balance sheets. For the nine months ended December 31, 2002, the cumulative translation adjustment is primarily related to the translation of the Argentina balance sheet.

7. INDUSTRY SEGMENTS

        Universal has four principal business segments: Domestic Contract Compression, International Contract Compression, Fabrication and Aftermarket Services. The two contract compression segments provide natural gas compression rental and maintenance services to meet specific customer requirements. The international contract compression segment represents all of Universal's international rental and maintenance operations (including Canada). The fabrication segment provides services related to the design, engineering and assembly of natural gas and air compressors for sale to third parties in addition to those that Universal uses in Universal's contract compression fleet. The aftermarket services segment sells parts and components, and provides maintenance to customers who own compression equipment, customers who utilize equipment in Universal's contract compression fleet and customers who lease equipment from Universal's competitors. Fabrication and aftermarket services revenues presented in the table below include only sales to third parties.

        Universal's reportable segments are strategic business units that offer different products and services. They are managed separately since each business requires different marketing strategies due to customer specifications. Universal evaluates the performance of its reportable segments based on gross margin. Gross margin is defined as total revenue less cost of sales (exclusive of depreciation and amortization). Additionally, Universal has no material sales between segments, and accordingly, there are no inter-segment revenues to be reported.

        The following table presents unaudited revenues and gross margins by industry segment for the three-month and nine-month periods ended December 31, 2002 and 2001(in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Revenues:
Domestic contract compression	$67,065	$69,423	$197,678	$200,214
International contract compression	16,156	16,519	50,077	46,868
Fabrication	50,258	55,258	127,797	144,325
Aftermarket services	31,105	36,179	95,078	100,641

Total	$164,584	$177,379	$470,630	$492,048
Gross Margin:
Domestic contract compression	$42,870	$44,441	$126,503	$127,095
International contract compression	12,703	11,910	40,015	33,106
Fabrication	4,682	6,555	12,293	16,802
Aftermarket services	6,496	8,325	20,476	21,902

Total	$66,751	$71,231	$199,287	$198,905

        No one customer accounted for more than 10% of total revenues for any of the periods presented.

        The table below presents unaudited revenues and gross margins by geographic location for the three-month and the nine-month periods ended December 31, 2002 and 2001 (in thousands). The basis of attributing revenues and gross margin to specific geographic locations is primarily based upon the geographic location of the sale, service or where the assets are employed.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
	(dollars in thousands)		(dollars in thousands)
Revenues:
United States	$110,697	$145,082	$342,253	$377,520
Canada	17,347	17,079	49,138	63,239
Latin America	17,132	13,176	48,845	45,632
Asia Pacific	19,408	2,042	30,394	5,657

Total	$164,584	$177,379	$470,630	$492,048
Gross Margin:
United States	$49,308	$57,533	$147,334	$156,203
Canada	3,285	3,392	11,426	13,620
Latin America	9,925	8,654	31,018	24,232
Asia Pacific	4,233	1,652	9,509	4,850

Total	$66,751	$71,231	$199,287	$198,905

8. COMMITMENTS AND CONTINGENCIES

        In the ordinary course of business, Universal is involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on Universal's financial position, operating results or cash flows.

        Universal has no other commitments or contingent liabilities which, in the judgment of management, would result in losses that would material affect Universal's consolidated financial position, operating results or cash flows.

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

GENERAL

        We are the second largest natural gas compression services company in the world in terms of compressor fleet horsepower, with a fleet as of December 31, 2002 of approximately 7,500 compressor units comprising approximately 2.3 million horsepower. We provide a full range of contract compression services, sales of parts and components, maintenance and fabrication services and products to the natural gas industry, both domestically and internationally. These services and products are essential to the natural gas industry as gas must be compressed to be delivered from the wellhead to end-user.

        We were formed in December 1997 to acquire all of the outstanding stock of Tidewater Compression Service, Inc. Upon completion of the acquisition in February 1998, Tidewater Compression became our wholly-owned operating subsidiary and changed its name to Universal. Through this subsidiary, our gas compression service operations date back to 1954.

UNIVERSAL COMPRESSION HOLDINGS, INC.

        Three months ended December 31, 2002 compared to three months ended December 31, 2001

        The following table summarizes revenues, gross margins, expenses and the respective percentages for each of our business segments (dollars in thousands):

	Three Months Ended December 31,
	2002	2001
Revenues:
Domestic contract compression	$67,065	$69,423
% of revenue	40.7%	39.1%
International contract compression	$16,156	$16,519
% of revenue	9.8%	9.3%
Fabrication	$50,258	$55,258
% of revenue	30.5%	31.2%
Aftermarket services	$31,105	$36,179
% of revenue	18.9%	20.4%
Gross Margin:
Domestic contract compression	$42,870	$44,441
International contract compression	12,703	11,910
Fabrication	4,682	6,555
Aftermarket services	6,496	8,325
Expenses:
Depreciation and amortization	(15,726)	(12,233)
Selling, general and administrative	(16,923)	(16,134)
Operating lease expense	(15,239)	(14,788)
Interest expense, net	(5,671)	(5,357)
Income tax expense	(5,373)	(8,798)
Net income	$8,583	$13,751

        Revenues.    Our total revenues for the quarter ended December 31, 2002 decreased $12.8 million, or 7.2%, to $164.6 million, compared to $177.4 million for the quarter ended December 31, 2001. Our contract compression revenues decreased by $2.7 million, or 3.2%, to $83.2 million during the quarter ended December 31, 2002 from $85.9 million during the quarter ended December 31, 2001. Domestic contract compression revenues decreased by $2.3 million, or 3.4%, to $67.1 million during the quarter ended December 31, 2002 from $69.4 million during the quarter ended December 31, 2001. Our international contract compression revenues decreased by $.4 million, or 2.2%, to $16.2 million during the quarter ended December 31, 2002 from $16.5 million during the quarter ended December 31, 2001. The decrease in domestic contract compression revenues was a result of lower horsepower utilization in a period of reduced energy industry activity that resulted in a reduced demand for contract compression services. The decrease in international contract compression revenues was a result of lower utilized horsepower in Canada attributable to lower energy industry activity in the North American markets and the impact of foreign exchange rates on revenue primarily in Latin American countries (offset primarily in operating costs) that was partially offset by higher utilized horsepower in the Latin American markets.

        Domestic average contracted horsepower for the quarter ended December 31, 2002 decreased by 1.7% to approximately 1,625,000 horsepower from approximately 1,653,000 horsepower for the quarter ended December 31, 2001, and international average contracted horsepower for the quarter ended December 31, 2002 increased slightly to approximately 319,000 horsepower from approximately 316,000 horsepower for the quarter ended December 31, 2001. The reductions in average contracted horsepower for domestic contract compression resulted from the general decline in energy industry activity in the United States. Our combined average horsepower utilization rate for the quarter ended December 31, 2002 was approximately 83.4%, which was down from 89.4% in the quarter ended December 31, 2001. As of December 31, 2002, we had approximately 2.3 million horsepower with a spot horsepower utilization rate of 83.6%, compared to 88.4% as of December 31, 2001.

        Our revenue from fabrication decreased to $50.3 million from $55.3 million, a decrease of 9.0% due to lower demand for customer-owned compressors in a period of reduced energy industry activity. Revenues from fabrication fluctuate quarter to quarter in part due to the recognition of revenues at time of shipment. Our backlog of fabrication projects at December 31, 2002 was approximately $56.3 million, compared with a backlog of $101 million at December 31, 2001. Our backlog decreased $31.0 million from September 30, 2002 to December 31, 2002.

        Our revenues from aftermarket services decreased to $31.1 million during the quarter ended December 31, 2002 from $36.2 million during the quarter ended December 31, 2001, a decrease of 14.0%. The decrease was due primarily to reduced repair and maintenance activity by our North American customer base in a period of reduced energy industry activity.

        Gross Margin.    Our gross margin (defined as total revenue less cost of sales (excluding depreciation and amortization)) for the quarter ended December 31, 2002 decreased $4.5 million, or 6.3%, to $66.8 million from a gross margin of $71.2 million for the quarter ended December 31, 2001. Our contract compression gross margin for the quarter ended December 31, 2002 decreased $0.8 million, or 1.4%, to $55.6 million compared to $56.4 million for the quarter ended December 31, 2001. Contract compression gross margin decreased primarily as the result of our lower domestic horsepower utilization rate. Our fabrication gross margin for the quarter ended December 31, 2002 decreased $1.9 million, or 28.6%, to $4.7 million compared to $6.6 million for the quarter ended December 31, 2001. Our aftermarket services gross margin for the quarter ended December 31, 2002 decreased $1.8 million, or 22.0%, to $6.5 million compared to $8.3 million for the quarter ended December 31, 2001. The decreases in fabrication and aftermarket services were primarily due to lower revenues as discussed above.

        Selling, General and Administrative Expenses.    Our selling, general and administrative expenses increased by $0.8 million to $16.9 million for the quarter ended December 31, 2002, compared to $16.1 million for the quarter ended December 31, 2001. Selling, general and administrative expenses increased primarily as a result of higher professional service fees and severance costs related to staff reductions.

        EBITDA, as adjusted, for the quarter ended December 31, 2002 decreased 8.3% to $50.2 million from $54.8 million for the quarter ended December 31, 2001, primarily due to decreases in gross margin contribution from sales, and increases in the selling, general and administrative costs. EBITDA, as adjusted, is defined as net income plus income taxes, interest expense, leasing expense, depreciation and amortization, foreign currency gains or losses, non-recurring items and extraordinary gains or losses. EBITDA, as adjusted, is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as an indicator of our operating performance or to net cash provided by operating activities as a measure of our liquidity. Additionally, the EBITDA, as adjusted, computation used herein may not be comparable to other similarly titled measures of other companies. EBITDA, as adjusted, represents a measure upon which management assesses financial performance, and financial covenants in our current borrowing arrangements are tied to similar measures. We believe that EBITDA, as adjusted, is a standard measure of financial performance used for valuing companies in the compression industry. EBITDA, as adjusted, is a useful common yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the majority of which are long-lived assets in the compression industry), or what their tax attributes may be.

        Depreciation and Amortization.    Depreciation and amortization increased by $3.5 million to $15.7 million during the quarter ended December 31, 2002, compared to $12.2 million during the quarter ended December 31, 2001. Depreciation expense increased primarily as a result of the capital additions that have occurred since the prior year period, which primarily resulted from expansion of our current fleet and capitalized overhauls. Total contract compression horsepower increased by 5.9% compared to the prior year period to 2.3 million at December 31, 2002 from 2.2 million at December 31, 2001.

        We are studying the estimated useful life used for book depreciation purposes for our compressor fleet with the assistance of an independent equipment valuation firm. This equipment study is evaluating the compressor units based upon equipment type, key components and industry experience of the actual useful life in the field. The study is expected to be finalized by March 31, 2003. Based on the preliminary findings of the study, we expect that the estimated useful life of the majority of the existing compressor units would be extended to 25 years from the current 15 years. We also expect a portion of the units to remain at the current 15 years or less and a portion of the units to be extended to 30 years.

        Operating Lease Expense.    Operating lease expense increased to $15.2 million during the quarter ended December 31, 2002 compared to $14.8 million during the quarter ended December 31, 2001. This increase resulted from the additional compression equipment leased under our operating lease facilities beginning in late October 2001 and therefore the prior year amounts include only two months of operating lease expense compared to the current quarter, which includes three months of operating lease expense related to this additional compression equipment. Due to the lessors related to the operating lease facilities becoming our fully consolidated entities as of December 31, 2002, we will not have operating lease expense under the operating lease facilities subsequent to December 31, 2002. These expenses will be included in interest expense.

        Interest Expense, Net.    Interest expense, net, increased $0.3 million to $5.7 million for the quarter ended December 31, 2002 from $5.4 million for the quarter ended December 31, 2001, primarily as a result of increased debt levels from one year ago.

        Net Income.    Net income decreased by $5.2 million to $8.6 million for the quarter ended December 31, 2002 compared to net income of $13.8 million for the quarter ended December 31, 2001 for the reasons noted above.

Nine months ended December 31, 2002 compared to nine months ended December 31, 2001

        The following table summarizes revenues, gross margins, expenses and the respective percentages for each of our business segments (dollars in thousands):

	Nine Months Ended December 31,
	2002	2001
Revenues:
Domestic contract compression	$197,678	$200,214
% of revenue	42.0%	40.7%
International contract compression	$50,077	$46,868
% of revenue	10.6%	9.5%
Fabrication	$127,797	$144,325
% of revenue	27.1%	29.3%
Aftermarket services	$95,078	$100,641
% of revenue	20.2%	20.5%
Gross Margin:
Domestic contract compression	$126,503	$127,095
International contract compression	40,015	33,106
Fabrication	12,293	16,802
Aftermarket services	20,476	21,902
Expenses:
Depreciation and amortization	(44,087)	(35,325)
Selling, general and administrative	(50,406)	(44,623)
Operating lease expense	(46,069)	(40,354)
Interest expense, net	(16,174)	(17,462)
Income tax expense	(16,644)	(23,622)
Net income	$26,593	$37,089

        Revenues.    Our total revenues for the nine months ended December 31, 2002 decreased $21.4 million, or 4.4%, to $470.6 million, compared to $492.0 million for the nine months ended December 31, 2001. Our contract compression revenues increased by $0.7 million, or 0.3%, to $247.8 million during the nine months ended December 31, 2002 from $247.1 million during the nine months ended December 31, 2001. Domestic contract compression revenues decreased by $2.5 million, or 1.3%, to $197.7 million during the nine months ended December 31, 2002 compared to $200.2 million during the nine months ended December 31, 2001 primarily due to lower horsepower utilization in a period of reduced energy industry activity that resulted in reduced demand for contract compression services. Our international contract compression revenues increased by $3.2 million, or 6.8%, to $50.1 million during the nine months ended December 31, 2002 from $46.9 million during the nine months ended December 31, 2001, primarily as a result of the favorable impact from new contract settlements negotiated with our Argentinean customers in the first quarter of fiscal year 2003.

        Domestic average contracted horsepower for the nine months ended December 31, 2002 decreased slightly to approximately 1,594,000 horsepower from approximately 1,599,000 horsepower for the nine months ended December 31, 2001, primarily due to the general decline in energy industry activity in the United States. International average contracted horsepower for the nine months ended December 31, 2002 increased by 2.3% to approximately 309,000 horsepower from approximately 302,000 horsepower for the nine months ended December 31, 2001, primarily through expansion of our international contract compression fleet. Our combined average horsepower utilization rate for the nine months ended December 31, 2002 was approximately 83.9%, which was down from 91.1% in the nine months ended December 31, 2001. As of December 31, 2002, we had approximately 2.3 million horsepower with a spot horsepower utilization rate of 83.6%, compared to 88.4% as of December 31, 2001.

        Our revenue from fabrication decreased to $127.8 million from $144.3 million, a decrease of 11.5% due to lower demand for customer-owned compressors in a period of reduced energy industry activity. Revenues from fabrication fluctuate quarter to quarter in part due to the recognition of revenues at time of shipment. Our backlog of fabrication projects at December 31, 2002 was approximately $56.3 million, compared with a backlog of $101 million at December 31, 2001. Our backlog decreased $23.7 million from March 31, 2002 to December 31, 2002.

        Revenues from aftermarket services were $95.1 million for the nine months ended December 31, 2002 compared to $100.6 million during the nine months ended December 31, 2001. The decrease resulted from reduced repair and maintenance activity from our North American customer base in a period of reduced energy industry activity.

        Gross Margin.    Our gross margin (defined as total revenue less cost of sales (excluding depreciation and amortization)) for the nine months ended December 31, 2002 increased $0.4 million to $199.3 million from a gross margin of $198.9 million for the nine months ended December 31, 2001. Our contract compression gross margin for the nine months ended December 31, 2002 increased $6.3 million, or 3.9%, to $166.5 million compared to $160.2 million for the nine months ended December 31, 2001. Contract compression gross margin increased primarily as the result of our international contract compression revenue growth. Our fabrication gross margin for the nine months ended December 31, 2002 decreased $4.5 million, or 26.8%, to $12.3 million compared to $16.8 million for the nine months ended December 31, 2001. Fabrication gross margin decreased primarily due to lower demand in the second and third quarters of 2003. Our aftermarket services gross margin for the nine months ended December 31, 2002 decreased $1.4 million, or 6.5%, to $20.5 million compared to $21.9 million for the nine months ended December 31, 2001. This decrease was due to the overall slowdown in energy industry activity.

        Selling, General and Administrative Expenses.    Our selling, general and administrative expenses increased by $5.8 million to $50.4 million for the nine months ended December 31, 2002, compared to $44.6 million for the nine months ended December 31, 2001. Selling, general and administrative expenses increased due to a greater presence in international markets, which carries higher administration costs, increases for our medical group, property and liability insurance, severance costs related to staff reductions and increased professional service fees.

        EBITDA, as adjusted, for the nine months ended December 31, 2002 decreased 2.5% to $150.2 million from $154.0 million for the nine months ended December 31, 2001, primarily due to increases in selling, general and administrative expenses discussed above.

        Depreciation and Amortization.    Depreciation and amortization increased by $8.8 million to $44.1 million during the nine months ended December 31, 2002, compared to $35.3 million during the nine months ended December 31, 2001. Depreciation expense increased due to a full nine months of depreciation on fiscal 2002 capital additions, which primarily resulted from expansion of our contract compression fleet, capitalized overhauls and the purchase of contract compression equipment through the acquisition of KCI. Total contract compression horsepower increased by 5.9% compared to the prior year period to 2.3 million at December 31, 2002 from 2.2 million at December 31, 2001.

        We are studying the estimated useful life used for book depreciation purposes for our compressor fleet with the assistance of an independent equipment valuation firm. This equipment study is evaluating the compressor units based upon equipment type, key components and industry experience of the actual useful life in the field. The study is expected to be finalized by March 31, 2003. Based on the preliminary findings of the study, we expect that the estimated useful life of the majority of the existing compressor units would be extended to 25 years from the current 15 years. We also expect a portion of the units to remain at the current 15 years or less and a portion of the units to be extended to 30 years.

        Operating Lease Expense.    Operating lease expense increased to $46.1 million during the nine months ended December 31, 2002 compared to $40.4 million during the nine months ended December 31, 2001. This increase resulted from the additional compression equipment leased under our operating lease facilities beginning in late October 2001. Due to the lessors related to the operating lease facilities becoming our fully consolidated entities as of December 31, 2002, we will not have operating lease expense under the operating lease facilities subsequent to December 31, 2002. These expenses will be included in interest expense.

        Interest Expense, Net.    Interest expense, net, decreased $1.3 million to $16.2 million for the nine months ended December 31, 2002 from $17.5 million for the nine months ended December 31, 2001, primarily due to the higher level of outstanding debt under the revolving credit facility during the first half of fiscal year 2002 compared to the first half of fiscal year 2003and due to interest income earned during the nine months ended December 31, 2002 for cash invested in Argentina prior to repatriating substantially all of this cash in October 2002.

        Net Income.    Net income decreased $10.5 million to $26.6 million for the nine months ended December 31, 2002 compared to net income of $37.1 million for the nine months ended December 31, 2001 for the reasons noted above.

Liquidity and Capital Resources

        Our cash and cash equivalents balance was $50.9 million at December 31, 2002 compared to $6.2 million at March 31, 2002. Our principal sources of cash were provided by operating activities of $147.8 million and proceeds from the sale of property, plant and equipment of $9.2 million. Principal uses of cash during the nine months ended December 31, 2002 were capital expenditures of $99.1 million and repayments of debt of approximately $5.8 million.

        Working capital, net of cash, was $85.4 million at December 31, 2002 and decreased from $133.7 million at March 31, 2002 primarily due to our continual focus on cash management and on the acceleration of collections of accounts receivable.

        Capital expenditures for the nine months ended December 31, 2002 was $99 million consisting of $55 million for growth projects primarily in the international markets, $22 million for compressor overhauls, $12 million for a new office facility and $10 million for vehicles and information technology equipment.

        Capital expenditures, excluding acquisitions, are expected to be approximately $125 to $130 million for fiscal 2003, with approximately $30 to $32 million to be used for maintenance capital expenditures.

        As of January 31, 2003, Universal had approximately $228.9 million aggregate principal amount outstanding under the 9 7/8% senior discount notes.

        On December 31, 2002, we purchased all of equity in the lessor under our seven-year term senior secured notes operating lease facility (the "high-yield operating lease facility"). Due to this equity investment, the lessor became our fully consolidated entity as of December 31, 2002 and the debt related to the high-yield operating lease facility has been included in our consolidated balance sheet as of December 31, 2002. As of January 31, 2003, the aggregate principal amounts outstanding under the high-yield operating lease facility were $450 million of senior secured notes due February 15, 2008 and $82.2 million under a term loan due February 15, 2008.

        Also on December 31, 2002, and concurrently with the obtaining of credit ratings by Standard & Poor's and Moody's Investors Service on our $200 million asset-backed securitization operating lease facility (the "ABS operating lease facility"), the equity of the lessor under this facility was reduced. As a result of the reduction, the lessor became our fully consolidated entity as of December 31, 2002 and the debt related to the ABS operating lease facility was included in our consolidated balance sheet as of December 31, 2002. As of January 31, 2003, the aggregate principal amount outstanding under the ABS operating lease facility was $175 million.

        As a result of the changes in the high-yield and ABS operating lease facilities and consistent with the purchase accounting rules set forth in SFAS 141, "Business Combinations," we recorded in the consolidated balance sheet approximately $614.8 million of contract compression equipment, approximately $707.2 million in long-term debt and a noncurrent liability of approximately $15.2 million related to interest rate swaps pertaining to the ABS operating lease facility. Additionally, upon consolidation of the lessors of these operating lease facilities, the deferred gain previously recorded has been eliminated.

        Due to the changes in the high-yield and ABS operating lease facilities discussed above, which resulted in the related debt's inclusion in the consolidated balance sheet, the future minimum lease payments under the operating lease facilities are eliminated. The maturities of the debt included in the consolidated balance sheet related to the operating lease facilities for the fiscal years ending March 31 are as follows (in thousands):

2003	$—
2004	2,617
2005	15,701
2006	15,701
2007	15,701
Thereafter	657,480

Total	$707,200

        If the leased equipment under both operating lease facilities had been recorded as assets on our balance sheet since the beginning of the quarterly period that ended December 31, 2002, we would have recorded additional depreciation expense of approximately $8 million (using our current depreciation life policy) and interest expense of approximately $15 million related to this equipment, partially offset by a reduction of operating lease expense of approximately $15 million on our consolidated statement of operations for the quarter ended December 31, 2002.

        As of January 31, 2003, subject to covenant and other restrictions, we had unused credit availability on our existing financial instruments of approximately $142.0 million (approximately $25.0 million under our ABS operating lease facility and $117.0 million under our revolving credit facility). The revolving credit facility is $125 million in total, however, the amount available is limited by the amount of outstanding letters of credit, which was approximately $8.0 million as of January 31, 2003.

        Our ability to repatriate cash may be limited from time to time by certain statutory banking restrictions that can be imposed by various international regulatory agencies.

        As of December 31, 2002, our debt to capitalization ratio was 56.6%.

        We will be conducting our annual test of goodwill impairment in the fourth quarter of fiscal 2003, as prescribed by SFAS No. 142, "Goodwill and Other Intangible Assets".

        We believe that funds generated from our operations, together with our existing cash and the additional capacity available under our revolving credit facility and ABS operating lease facility, will be sufficient to finance our current operations, planned capital expenditures and internal growth for the remainder of fiscal year 2003. If we were to make significant additional acquisitions for cash, we may need to obtain additional debt or equity financing.

UNIVERSAL COMPRESSION, INC.

Three months ended December 31, 2002 compared to three months ended December 31, 2001

        The following table summarizes revenues, gross margins, expenses and the respective percentages for each of the business segments (dollars in thousands):

	Three Months Ended December 31,
	2002	2001
Revenues:
Domestic contract compression	$67,065	$69,423
% of revenue	40.7%	39.1%
International contract compression	$16,156	$16,519
% of revenue	9.8%	9.3%
Fabrication	$50,258	$55,258
% of revenue	30.5%	31.2%
Aftermarket services	$31,105	$36,179
% of revenue	18.9%	20.4%
Gross Margin:
Domestic contract compression	$42,870	$44,441
International contract compression	12,703	11,910
Fabrication	4,682	6,555
Aftermarket services	6,496	8,325
Expenses:
Depreciation and amortization	(15,726)	(12,233)
Selling, general and administrative	(16,923)	(16,134)
Operating lease expense	(15,239)	(14,788)
Interest expense, net	(5,671)	(5,357)
Income tax expense	(5,373)	(8,798)
Net income	$8,583	$13,751

        Revenues.    Universal's total revenues for the quarter ended December 31, 2002 decreased $12.8 million, or 7.2%, to $164.6 million, compared to $177.4 million for the quarter ended December 31, 2001. Universal's contract compression revenues decreased by $2.7 million, or 3.2%, to $83.2 million during the quarter ended December 31, 2002 from $85.9 million during the quarter ended December 31, 2001. Domestic contract compression revenues decreased by $2.3 million, or 3.4%, to $67.1 million during the quarter ended December 31, 2002 from $69.4 million during the quarter ended December 31, 2001. Universal's international contract compression revenues decreased by $.4 million, or 2.2%, to $16.2 million during the quarter ended December 31, 2002 from $16.5 million during the quarter ended December 31, 2001. The decrease in domestic contract compression revenues was a result of lower horsepower utilization in a period of reduced energy industry activity that resulted in a reduced demand for contract compression services. The decrease in international contract compression revenues was a result of lower utilized horsepower in Canada attributable to lower energy industry activity in the North American markets and the impact of foreign exchange rates on revenue primarily in Latin American countries (offset primarily in operating costs) that was partially offset by higher utilized horsepower in the Latin American markets.

        Domestic average contracted horsepower for the quarter ended December 31, 2002 decreased by 1.7% to approximately 1,625,000 horsepower from approximately 1,653,000 horsepower for the quarter ended December 31, 2001, and international average contracted horsepower for the quarter ended December 31, 2002 increased slightly to approximately 319,000 horsepower from approximately 316,000 horsepower for the quarter ended December 31, 2001. The reductions in average contracted horsepower for domestic contract compression resulted from the general decline in energy industry activity in the United States. Universal's combined average horsepower utilization rate for the quarter ended December 31, 2002 was approximately 83.4%, which was down from 89.4% in the quarter ended December 31, 2001. As of December 31, 2002, Universal had approximately 2.3 million horsepower with a spot horsepower utilization rate of 83.6%, compared to 88.4% as of December 31, 2001.

        Universal's revenue from fabrication decreased to $50.3 million from $55.3 million, a decrease of 9.0% due to lower demand for customer-owned compressors in a period of reduced energy industry activity. Revenues from fabrication fluctuate quarter to quarter in part due to the recognition of revenues at time of shipment. Universal's backlog of fabrication projects at December 31, 2002 was approximately $56.3 million, compared with a backlog of $101 million at December 31, 2001. Universal's backlog decreased $31.0 million from September 30, 2002 to December 31, 2002.

        Universal's revenues from aftermarket services decreased to $31.1 million during the quarter ended December 31, 2002 from $36.2 million during the quarter ended December 31, 2001, a decrease of 14.0%. The decrease was due primarily to reduced repair and maintenance activity by Universal's North American customer base in a period of reduced energy industry activity.

        Gross Margin.    Universal's gross margin (defined as total revenue less cost of sales (excluding depreciation and amortization)) for the quarter ended December 31, 2002 decreased $4.5 million, or 6.3%, to $66.8 million from a gross margin of $71.2 million for the quarter ended December 31, 2001. Universal's contract compression gross margin for the quarter ended December 31, 2002 decreased $0.8 million, or 1.4%, to $55.6 million compared to $56.4 million for the quarter ended December 31, 2001. Contract compression gross margin decreased primarily as the result of Universal's lower domestic horsepower utilization rate. Universal's fabrication gross margin for the quarter ended December 31, 2002 decreased $1.9 million, or 28.6%, to $4.7 million compared to $6.6 million for the quarter ended December 31, 2001. Universal's aftermarket services gross margin for the quarter ended December 31, 2002 decreased $1.8 million, or 22.0%, to $6.5 million compared to $8.3 million for the quarter ended December 31, 2001. The decreases in fabrication and aftermarket services were primarily due to lower revenues as discussed above.

        Selling, General and Administrative Expenses.    Universal's selling, general and administrative expenses increased by $0.8 million to $16.9 million for the quarter ended December 31, 2002, compared to $16.1 million for the quarter ended December 31, 2001. Selling, general and administrative expenses increased primarily as a result of higher professional service fees and severance costs related to staff reductions.

        EBITDA, as adjusted, for the quarter ended December 31, 2002 decreased 8.3% to $50.2 million from $54.8 million for the quarter ended December 31, 2001, primarily due to decreases in gross margin contribution from sales, and increases in the selling, general and administrative costs. EBITDA, as adjusted, is defined as net income plus income taxes, interest expense, leasing expense, depreciation and amortization, foreign currency gains or losses, non-recurring items and extraordinary gains or losses. EBITDA, as adjusted, is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as an indicator of Universal's operating performance or to net cash provided by operating activities as a measure of Universal's liquidity. Additionally, the EBITDA, as adjusted, computation used herein may not be comparable to other similarly titled measures of other companies. EBITDA, as adjusted, represents a measure upon which management assesses financial performance, and financial covenants in Universal's current borrowing arrangements are tied to similar measures. Universal believes that EBITDA, as adjusted, is a standard measure of financial performance used for valuing companies in the compression industry. EBITDA, as adjusted, is a useful common yardstick as it measures the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business (the majority of which are long-lived assets in the compression industry), or what their tax attributes may be.

        Depreciation and Amortization.    Depreciation and amortization increased by $3.5 million to $15.7 million during the quarter ended December 31, 2002, compared to $12.2 million during the quarter ended December 31, 2001. Depreciation expense increased primarily as a result of the capital additions that have occurred since the prior year period, which primarily resulted from expansion of Universal's current fleet and capitalized overhauls. Total contract compression horsepower increased by 5.9% compared to the prior year period to 2.3 million at December 31, 2002 from 2.2 million at December 31, 2001.

        Universal is studying the estimated useful life used for book depreciation purposes for its compressor fleet with the assistance of an independent equipment valuation firm. This equipment study is evaluating the compressor units based upon equipment type, key components and industry experience of the actual useful life in the field. The study is expected to be finalized by March 31, 2003. Based on the preliminary findings of the study, Universal expects that the estimated useful life of the majority of the existing compressor units would be extended to 25 years from the current 15 years. Universal also expects a portion of the units to remain at the current 15 years or less and a portion of the units to be extended to 30 years.

        Operating Lease Expense.    Operating lease expense increased to $15.2 million during the quarter ended December 31, 2002 compared to $14.8 million during the quarter ended December 31, 2001. This increase resulted from the additional compression equipment leased under Universal's operating lease facilities beginning in late October 2001 and therefore the prior year amounts include only two months of operating lease expense compared to the current quarter, which includes three months of operating lease expense related to this additional compression equipment. Due to the lessors related to the operating lease facilities becoming Universal's fully consolidated entities as of December 31, 2002, Universal will not have operating lease expense under the operating lease facilities subsequent to December 31, 2002. These expenses will be included in interest expense.

        Interest Expense, Net.    Interest expense, net, increased $0.3 million to $5.7 million for the quarter ended December 31, 2002 from $5.4 million for the quarter ended December 31, 2001, primarily as a result of increased debt levels from one year ago.

        Net Income.    Net income decreased by $5.2 million to $8.6 million for the quarter ended December 31, 2002 compared to net income of $13.8 million for the quarter ended December 31, 2001 for the reasons noted above.

Nine months ended December 31, 2002 compared to nine months ended December 31, 2001

        The following table summarizes revenues, gross margins, expenses and the respective percentages for each of the business segments (dollars in thousands):

	Nine Months Ended December 31,
	2002	2001
Revenues:
Domestic contract compression	$197,678	$200,214
% of revenue	42.0%	40.7%
International contract compression	$50,077	$46,868
% of revenue	10.6%	9.5%
Fabrication	$127,797	$144,325
% of revenue	27.1%	29.3%
Aftermarket services	$95,078	$100,641
% of revenue	20.2%	20.5%
Gross Margin:
Domestic contract compression	$126,503	$127,095
International contract compression	40,015	33,106
Fabrication	12,293	16,802
Aftermarket services	20,476	21,902
Expenses:
Depreciation and amortization	(44,087)	(35,325)
Selling, general and administrative	(50,406)	(44,623)
Operating lease expense	(46,069)	(40,354)
Interest expense, net	(16,174)	(17,462)
Income tax expense	(16,644)	(23,622)
Net income	$26,593	$37,089

        Revenues.    Universal's total revenues for the nine months ended December 31, 2002 decreased $21.4 million, or 4.4%, to $470.6 million, compared to $492.0 million for the nine months ended December 31, 2001. Universal's contract compression revenues increased by $0.7 million, or 0.3%, to $247.8 million during the nine months ended December 31, 2002 from $247.1 million during the nine months ended December 31, 2001. Domestic contract compression revenues decreased by $2.5 million, or 1.3%, to $197.7 million during the nine months ended December 31, 2002 compared to $200.2 million during the nine months ended December 31, 2001 primarily due to lower horsepower utilization in a period of reduced energy industry activity that resulted in reduced demand for contract compression services. Universal's international contract compression revenues increased by $3.2 million, or 6.8%, to $50.1 million during the nine months ended December 31, 2002 from $46.9 million during the nine months ended December 31, 2001, primarily as a result of the favorable impact from new contract settlements negotiated with Universal's Argentinean customers in the first quarter of fiscal year 2003.

        Domestic average contracted horsepower for the nine months ended December 31, 2002 decreased slightly to approximately 1,594,000 horsepower from approximately 1,599,000 horsepower for the nine months ended December 31, 2001, primarily due to the general decline in energy industry activity in the United States. International average contracted horsepower for the nine months ended December 31, 2002 increased by 2.3% to approximately 309,000 horsepower from approximately 302,000 horsepower for the nine months ended December 31, 2001, primarily through expansion of Universal's international contract compression fleet. Universal's combined average horsepower utilization rate for the nine months ended December 31, 2002 was approximately 83.9%, which was down from 91.1% in the nine months ended December 31, 2001. As of December 31, 2002, Universal had approximately 2.3 million horsepower with a spot horsepower utilization rate of 83.6%, compared to 88.4% as of December 31, 2001.

        Universal's revenue from fabrication decreased to $127.8 million from $144.3 million, a decrease of 11.5% due to lower demand for customer-owned compressors in a period of reduced energy industry activity. Revenues from fabrication fluctuate quarter to quarter in part due to the recognition of revenues at time of shipment. Universal's backlog of fabrication projects at December 31, 2002 was approximately $56.3 million, compared with a backlog of $101 million at December 31, 2001. Universal's backlog decreased $23.7 million from March 31, 2002 to December 31, 2002.

        Revenues from aftermarket services were $95.1 million for the nine months ended December 31, 2002 compared to $100.6 million during the nine months ended December 31, 2001. The decrease resulted from reduced repair and maintenance activity from Universal's North American customer base in a period of reduced energy industry activity.

        Gross Margin.    Universal's gross margin (defined as total revenue less cost of sales (excluding depreciation and amortization)) for the nine months ended December 31, 2002 increased $0.4 million to $199.3 million from a gross margin of $198.9 million for the nine months ended December 31, 2001. Universal's contract compression gross margin for the nine months ended December 31, 2002 increased $6.3 million, or 3.9%, to $166.5 million compared to $160.2 million for the nine months ended December 31, 2001. Contract compression gross margin increased primarily as the result of Universal's international contract compression revenue growth. Universal's fabrication gross margin for the nine months ended December 31, 2002 decreased $4.5 million, or 26.8%, to $12.3 million compared to $16.8 million for the nine months ended December 31, 2001. Fabrication gross margin decreased primarily due to lower demand in the second and third quarters of 2003. Universal's aftermarket services gross margin for the nine months ended December 31, 2002 decreased $1.4 million, or 6.5%, to $20.5 million compared to $21.9 million for the nine months ended December 31, 2001. This decrease was due to the overall slowdown in energy industry activity.

        Selling, General and Administrative Expenses.    Universal's selling, general and administrative expenses increased by $5.8 million to $50.4 million for the nine months ended December 31, 2002, compared to $44.6 million for the nine months ended December 31, 2001. Selling, general and administrative expenses increased due to a greater presence in international markets, which carries higher administration costs, increases for Universal's medical group, property and liability insurance, severance costs related to staff reductions and increased professional service fees.

        EBITDA, as adjusted, for the nine months ended December 31, 2002 decreased 2.5% to $150.2 million from $154.0 million for the nine months ended December 31, 2001, primarily due to increases in selling, general and administrative expenses discussed above.

        Depreciation and Amortization.    Depreciation and amortization increased by $8.8 million to $44.1 million during the nine months ended December 31, 2002, compared to $35.3 million during the nine months ended December 31, 2001. Depreciation expense increased due to a full nine months of depreciation on fiscal 2002 capital additions, which primarily resulted from expansion of Universal's contract compression fleet, capitalized overhauls and the purchase of contract compression equipment through the acquisition of KCI. Total contract compression horsepower increased by 5.9% compared to the prior year period to 2.3 million at December 31, 2002 from 2.2 million at December 31, 2001.

        Universal is studying the estimated useful life used for book depreciation purposes for its compressor fleet with the assistance of an independent equipment valuation firm. This equipment study is evaluating the compressor units based upon equipment type, key components and industry experience of the actual useful life in the field. The study is expected to be finalized by March 31, 2003. Based on the preliminary findings of the study, Universal expects that the estimated useful life of the majority of the existing compressor units would be extended to 25 years from the current 15 years. Universal also expects a portion of the units to remain at the current 15 years or less and a portion of the units to be extended to 30 years.

        Operating Lease Expense.    Operating lease expense increased to $46.1 million during the nine months ended December 31, 2002 compared to $40.4 million during the nine months ended December 31, 2001. This increase resulted from the additional compression equipment leased under Universal's operating lease facilities beginning in late October 2001. Due to the lessors related to the operating lease facilities becoming Universal's fully consolidated entities as of December 31, 2002, Universal will not have operating lease expense under the operating lease facilities subsequent to December 31, 2002. These expenses will be included in interest expense.

        Interest Expense, Net.    Interest expense, net, decreased $1.3 million to $16.2 million for the nine months ended December 31, 2002 from $17.5 million for the nine months ended December 31, 2001, primarily due to the higher level of outstanding debt under the revolving credit facility during the first half of fiscal year 2002 compared to the first half of fiscal year 2003 and due to interest income earned during the nine months ended December 31, 2002 for cash invested in Argentina prior to repatriating substantially all of this cash in October 2002.

        Net Income.    Net income decreased $10.5 million to $26.6 million for the nine months ended December 31, 2002 compared to net income of $37.1 million for the nine months ended December 31, 2001 for the reasons noted above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to some market risk due to the floating or variable interest rates under our financing arrangements. A portion of the interest and lease payments under our financing arrangements are based on a floating rate (a base rate or LIBOR, at our option, plus a variable amount based on our operating results in the case of our revolving credit facility, and LIBOR or a base rate, at our option, in the case of our operating lease facilities). The one-month LIBOR rate at December 31, 2002 was 1.43%. A 1.0% increase in interest rates would result in a $0.8 million annual increase in our interest expense. As of December 31, 2002, approximately $82 million of our indebtedness and other obligations outstanding bear interest at floating rates.

        We hold interest rate swaps to manage our exposure to fluctuations in interest rates related to the $200 million ABS operating lease facility. At December 31, 2002, the fair market value of these interest rate swaps was a liability of approximately $15.2 million which was recorded as a noncurrent liability. The interest rate swaps terminate in February 2013. The weighted average fixed rate of these swaps is 5.5%.

        Our ability to repatriate cash may be limited from time to time by certain statutory banking restrictions that can be imposed by various international regulatory agencies.

        To minimize foreign currency risk, we contract a significant portion of our international compression rental rates in United States dollars, however, these rates are translated into local currency at the current exchange rate and adjusted based on movements in the foreign exchange rate until payment is received. Fabrication revenues, outside of Canada, are predominantly paid in United States dollars. In addition, we may from time to time, use local currency receipts to pay local currency expenses. In Canada, we receive payment based on Canadian dollars. We are also subject to foreign currency risk as it relates to our capital investments in those countries where the functional currency is not the United States dollar.

ITEM 4. CONTROLS AND PROCEDURES

        Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or procedures or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits.

Exhibit No.	Description
4.1*	Indenture, dated as of December 31, 2002, between BRL Universal Compression Funding I 2002, L.P., issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, with respect to the ABS operating lease facility.
4.2*
Series 2002-1 Supplement, dated as of December 31, 2002, to Indenture, dated as of December 31, 2002, between BRL Universal Compression Funding I 2002, L.P. and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, with respect to the ABS operating lease facility.
10.1*
First Amendment to First Amended and Restated Participation Agreement dated as of November 20, 2002, among Universal Compression, Inc., BRL Universal Equipment 2001 A, L.P. and Deutsche Bank Trust Company Americas, with respect to the senior secured notes operating lease facility.
10.2*
Second Amendment to Equipment Lease Agreement dated as of November 20, 2002, between BRL Universal Equipment 2001 A, L.P. and Universal Compression, Inc., with respect to the senior secured notes operating lease facility.
10.3*
Master Equipment Lease Agreement, dated as of December 31, 2002, between BRL Universal Compression Funding I 2002, L.P., as Head Lessor, and UCO Compression 2002 LLC, as Head Lessee, with respect to the ABS operating lease facility
10.4*
Guaranty, dated as of December 31, 2002, made by Universal Compression Holdings, Inc. for the benefit of UCO Compression 2002 LLC, BRL Universal Compression Funding I 2002, L.P. and Wells Fargo Bank Minnesota, National Association.
10.5*	Management Agreement, dated December 31, 2002, among Universal Compression, Inc., UCO Compression 2002 LLC and BRL Universal Compression Funding I 2002, L.P.
10.6*	Back-up Management Agreement, dated as of December 31, 2002, among Caterpillar Inc., UCO Compression 2002 LLC, BRL Universal Compression Funding I 2002, L.P. and Universal Compression, Inc.
10.7*	Head Lessee Security Agreement, dated as of December 31, 2002, between UCO Compression 2002 LLC, as Grantor and BRL Universal Compression Funding I 2002, L.P., as Secured Party.
10.8*
Intercreditor and Collateral Agency Agreement, dated as of December 31, 2002, among Universal Compression, Inc., UCO Compression 2002 LLC and BRL Universal Compression Funding I 2002, L.P., Wells Fargo Bank Minnesota, National Association, Wachovia Bank, National Association and Bank One, N.A.
10.9*
Insurance and Indemnity Agreement, dated as of December 31, 2002, by and among Ambac Assurance Corporation, BRL Universal Compression Funding I 2002, L.P., Universal Compression, Inc., UCO Compression 2002 LLC and Wells Fargo Bank Minnesota, National Association.
*
Filed herewith.

(b)
Reports on Form 8-K.

        On November 4, 2002, the Company filed a Current Report on Form 8-K reporting the issuance of a press release announcing earnings for the quarter ended September 30, 2002.

        On December 20, 2002, the Company filed a Current Report on Form 8-K reporting the issuance of a press release announcing the expected consolidation of its operating lease facilities on the Company's balance sheet and its review of the estimated useful life of its compressor fleet used for book depreciation purposes.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

UNIVERSAL COMPRESSION HOLDINGS, INC.
Date: February 13, 2003	By:	/s/ RICHARD W. FITZGERALD Richard W. FitzGerald, Senior Vice President and Chief Financial Officer
UNIVERSAL COMPRESSION, INC.
	By:	/s/ RICHARD W. FITZGERALD Richard W. FitzGerald, Senior Vice President and Chief Financial Officer

UNIVERSAL COMPRESSION HOLDINGS, INC.
CERTIFICATION PURSUANT TO
17 CFR 240.13a-14
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen A. Snider, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Universal Compression Holdings, Inc. (the "registrant");

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

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

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

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003	/s/ Stephen A. Snider Name: Stephen A. Snider Title: Chief Executive Officer

UNIVERSAL COMPRESSION HOLDINGS, INC.
CERTIFICATION PURSUANT TO
17 CFR 240.13a-14
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard W. FitzGerald, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Universal Compression Holdings, Inc. (the "registrant");

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

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

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

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003	/s/ Richard W. FitzGerald Name: Richard W. FitzGerald Title: Chief Financial Officer

UNIVERSAL COMPRESSION, INC.
CERTIFICATION PURSUANT TO
17 CFR 240.15d-14
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen A. Snider, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Universal Compression, Inc. (the "registrant");

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

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

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

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003	/s/ Stephen A. Snider Name: Stephen A. Snider Title: Chief Executive Officer

UNIVERSAL COMPRESSION, INC.
CERTIFICATION PURSUANT TO
17 CFR 240.15d-14
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard W. FitzGerald, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Universal Compression, Inc. (the "registrant");

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

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

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

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003	/s/ Richard W. FitzGerald Name: Richard W. FitzGerald Title: Chief Financial Officer

UNIVERSAL COMPRESSION HOLDINGS, INC.
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Universal Compression Holdings, Inc. (the "Company") on Form 10-Q for the period ending December 31, 2002 (the "Report"), I, Stephen A. Snider, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

  (1)
  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2)
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ STEPHEN A. SNIDER Stephen A. Snider Chief Executive Officer February 13, 2003

In connection with the Quarterly Report of Universal Compression Holdings, Inc. (the "Company") on Form 10-Q for the period ending December 31, 2002 (the "Report"), I, Richard W. FitzGerald, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

  (1)
  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2)
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ RICHARD W. FITZGERALD Richard W. FitzGerald Chief Financial Officer February 13, 2003

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
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Universal Compression, Inc. (the "Company") on Form 10-Q for the period ending December 31, 2002 (the "Report"), I, Stephen A. Snider, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

  (1)
  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2)
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ STEPHEN A. SNIDER Stephen A. Snider Chief Executive Officer February 13, 2003

In connection with the Quarterly Report of Universal Compression, Inc. (the "Company") on Form 10-Q for the period ending December 31, 2002 (the "Report"), I, Richard W. FitzGerald, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

  (1)
  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2)
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ RICHARD W. FITZGERALD Richard W. FitzGerald Chief Financial Officer February 13, 2003

These certifications accompany this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934.

EXHIBIT INDEX

Exhibit No.	Description
4.1	Indenture, dated as of December 31, 2002, between BRL Universal Compression Funding I 2002, L.P., issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, with respect to the ABS operating lease facility.
4.2
Series 2002-1 Supplement, dated as of December 31, 2002, to Indenture, dated as of December 31, 2002, between BRL Universal Compression Funding I 2002, L.P. and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, with respect to the ABS operating lease facility.
10.1
First Amendment to First Amended and Restated Participation Agreement dated as of November 20, 2002, among Universal Compression, Inc., BRL Universal Equipment 2001 A, L.P. and Deutsche Bank Trust Company Americas, with respect to the senior secured notes operating lease facility.
10.2
Second Amendment to Equipment Lease Agreement dated as of November 20, 2002, between BRL Universal Equipment 2001 A, L.P. and Universal Compression, Inc., with respect to the senior secured notes operating lease facility.
10.3
Master Equipment Lease Agreement, dated as of December 31, 2002, between BRL Universal Compression Funding I 2002, L.P., as Head Lessor, and UCO Compression 2002 LLC, as Head Lessee, with respect to the ABS operating lease facility
10.4
Guaranty, dated as of December 31, 2002, made by Universal Compression Holdings, Inc. for the benefit of UCO Compression 2002 LLC, BRL Universal Compression Funding I 2002, L.P. and Wells Fargo Bank Minnesota, National Association.
10.5	Management Agreement, dated December 31, 2002, among Universal Compression, Inc., UCO Compression 2002 LLC and BRL Universal Compression Funding I 2002, L.P.
10.6	Back-up Management Agreement, dated as of December 31, 2002, among Caterpillar Inc., UCO Compression 2002 LLC, BRL Universal Compression Funding I 2002, L.P. and Universal Compression, Inc.
10.7	Head Lessee Security Agreement, dated as of December 31, 2002, between UCO Compression 2002 LLC, as Grantor and BRL Universal Compression Funding I 2002, L.P., as Secured Party.
10.8
Intercreditor and Collateral Agency Agreement, dated as of December 31, 2002, among Universal Compression, Inc., UCO Compression 2002 LLC and BRL Universal Compression Funding I 2002, L.P., Wells Fargo Bank Minnesota, National Association, Wachovia Bank, National Association and Bank One, N.A.
10.9
Insurance and Indemnity Agreement, dated as of December 31, 2002, by and among Ambac Assurance Corporation, BRL Universal Compression Funding I 2002, L.P., Universal Compression, Inc., UCO Compression 2002 LLC and Wells Fargo Bank Minnesota, National Association.

QuickLinks

PART I. FINANCIAL INFORMATION
UNIVERSAL COMPRESSION HOLDINGS, INC. CONSOLIDATED BALANCE SHEET (IN THOUSANDS) (UNAUDITED)
UNIVERSAL COMPRESSION HOLDINGS, INC. CONSOLIDATED STATEMENT OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)
UNIVERSAL COMPRESSION HOLDINGS, INC. CONSOLIDATED STATEMENT OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)
UNIVERSAL COMPRESSION HOLDINGS, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002
UNIVERSAL COMPRESSION, INC. CONSOLIDATED BALANCE SHEET (IN THOUSANDS) (UNAUDITED)
UNIVERSAL COMPRESSION, INC. CONSOLIDATED STATEMENT OF OPERATIONS (IN THOUSANDS) (UNAUDITED)
UNIVERSAL COMPRESSION, INC. CONSOLIDATED STATEMENT OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)
UNIVERSAL COMPRESSION, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002
UNIVERSAL COMPRESSION HOLDINGS, INC.
UNIVERSAL COMPRESSION, INC.
PART II. OTHER INFORMATION
SIGNATURES
UNIVERSAL COMPRESSION HOLDINGS, INC. CERTIFICATION PURSUANT TO 17 CFR 240.13a-14 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
UNIVERSAL COMPRESSION HOLDINGS, INC. CERTIFICATION PURSUANT TO 17 CFR 240.13a-14 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
UNIVERSAL COMPRESSION, INC. CERTIFICATION PURSUANT TO 17 CFR 240.15d-14 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
UNIVERSAL COMPRESSION, INC. CERTIFICATION PURSUANT TO 17 CFR 240.15d-14 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
UNIVERSAL COMPRESSION HOLDINGS, INC. CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
UNIVERSAL COMPRESSION, INC. CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
EXHIBIT INDEX