Form 10-Q
period 2003-06-30
UNIVERSAL COMPRESSION HOLDINGS INC; UNIVERSAL COMPRESSION INC
filed 2003-08-11
CIK 1057234, 1057233

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2003
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

As of August 7, 2003, there were 30,984,808 shares of Universal Compression Holdings, Inc.'s common stock, $0.01 par value, outstanding and 4,910 shares of Universal Compression, Inc.'s common stock, $10.00 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNIVERSAL COMPRESSION HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	June 30, 2003	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$23,693	$71,693
Accounts receivable, net of allowance for bad debts of $8,125 and $8,146 as of June 30, 2003 and March 31, 2003, respectively	77,354	77,565
Current portion of notes receivable	2,641	2,722
Inventories, net of reserve for obsolescence of $12,031 and $10,468 as of June 30, 2003 and March 31, 2003, respectively	90,932	91,332
Current deferred tax asset	10,890	10,890
Other	8,400	7,258

Total current assets	213,910	261,460
Contract compression equipment	1,333,647	1,316,214
Other property	108,728	106,496
Accumulated depreciation and amortization	(165,221)	(145,916)

Net property, plant and equipment	1,277,154	1,276,794
Goodwill	389,223	387,711
Notes receivable	2,194	2,555
Other non-current assets	27,064	25,367

Total assets	$1,909,545	$1,953,887

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$36,669	$43,210
Accrued liabilities	67,668	55,523
Current portion of long-term debt and capital lease obligations	8,005	4,322

Total current liabilities	112,342	103,055
Capital lease obligations	3,307	3,180
Long-term debt	878,867	937,653
Non-current deferred tax liability	143,919	148,795
Derivative financial instrument used for hedging purposes	19,027	15,404
Other liabilities	1,568	1,349

Total liabilities	1,159,030	1,209,436
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock	308	308
Treasury stock, 1 share at cost outstanding as of June 30, 2003 and March 31, 2003	(11)	(17)
Additional paid-in capital	725,179	724,491
Deferred compensation	(1,854)	(2,009)
Other comprehensive loss	(41,760)	(48,944)
Retained earnings	68,653	70,622

Total stockholders' equity	750,515	744,451

Total liabilities and stockholders' equity	$1,909,545	$1,953,887

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,
	2003	2002
Revenue:
Domestic contract compression	$69,199	$65,491
International contract compression	19,684	17,279
Fabrication	29,260	35,475
Aftermarket services	34,084	33,219

Total revenue	152,227	151,464
Costs and expenses:
Domestic contract compression—direct costs	24,624	22,960
International contract compression—direct costs	4,199	3,234
Fabrication—direct costs	29,056	32,349
Aftermarket services—direct costs	26,149	25,203
Depreciation and amortization	20,986	14,050
Selling, general and administrative	15,926	16,245
Operating lease	—	15,345
Interest expense	19,918	5,711
Debt extinguishment costs	14,397	—
Foreign currency gain	(1,049)	(171)
Other income, net	(181)	(290)
Facility consolidation costs	1,404	—

Total costs and expenses	155,429	134,636

Income (loss) before income taxes	(3,202)	16,828
Income tax expense (benefit)	(1,233)	6,477

Net income (loss)	$(1,969)	$10,351

Weighted average common and common equivalent shares outstanding:
Basic	30,775	30,619
Diluted	30,775	30,940
Earnings (loss) per share—Basic	$(0.06)	$0.34

Earnings (loss) per share—Diluted	$(0.06)	$0.33

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(1,969)	$10,351
Adjustments to reconcile net income (loss) to cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	20,986	14,050
Loss on early extinguishment of debt	14,397	—
Gain on asset sales	(12)	(277)
Amortization of debt issuance costs	1,041	871
Amortization of deferred compensation	156	163
Accretion of discount notes	—	5,263
Deferred taxes (benefit) provision	(4,876)	6,721
Decrease in receivables	211	20,108
(Increase) decrease in inventories	400	(4,398)
Increase (decrease) in accounts payables	(6,541)	1,558
Increase in accrued liabilities	12,851	4,040
Other	2,772	(1,934)

Net cash provided by operating activities	39,416	56,516

Cash flows from investing activities:
Additions to property, plant and equipment	(16,741)	(26,290)
Proceeds from sale of property, plant and equipment	1,207	1,462

Net cash used in investing activities	(15,534)	(24,828)

Cash flows from financing activities:
Principal repayments of long-term debt	(229,750)	(633)
Proceeds from issuance of debt	175,000	—
Debt extinguishment premium and costs	(12,492)	—
Debt issuance costs	(4,640)	—
Net proceeds on sale-leaseback of vehicles	—	806
Proceeds from common stock issuance	—	1

Net cash provided by (used in) financing activities	(71,882)	174

Net increase (decrease) in cash and cash equivalents	(48,000)	31,862
Cash and cash equivalents at beginning of period	71,693	6,176

Cash and cash equivalents at end of period	$23,693	$38,038

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

1. Basis of Presentation

Organization

        Universal Compression Holdings, Inc. (the "Company") was formed on December 12, 1997 for the purpose of acquiring Tidewater Compression Service, Inc. ("TCS") from Tidewater Inc. Upon completion of the acquisition on February 20, 1998, TCS became the Company's wholly-owned subsidiary and changed its name to Universal Compression, Inc. ("Universal"). Through this subsidiary, the Company's gas compression service operations date back to 1954. During the quarter ended June 30, 2000, the Company completed an initial public offering of 7,275,000 shares of its common stock, par value $0.01 per share.

        Universal Compression Holdings, Inc. is a holding company, which conducts its operations through its wholly-owned subsidiary, Universal. Accordingly, the Company is dependent upon the distribution of earnings from Universal, whether in the form of dividends, advances or payments on account of intercompany obligations, to meet its obligations.

        These consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Company's Annual Report on Form 10-K for the year ended March 31, 2003. That report contains a more comprehensive summary of the Company's major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004.

Earnings per share

        Net income (loss) per share, basic and diluted, is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per share".

        The following table sets forth the computation of net income (loss) per share, basic and diluted, (in thousands, except per share amounts):

	Three Months Ended June 30,
	2003	2002
Basic earnings per share
Net income (loss)	$(1,969)	$10,351

Weighted average common stock outstanding	30,775	30,619
Net income (loss) per share—basic	$(0.06)	$0.34

Diluted earnings per share
Net income (loss)	$(1,969)	$10,351

Weighted average common stock outstanding	30,775	30,619
Dilutive effect of stock options outstanding	—	321

Weighted average diluted shares of common stock outstanding	30,775	30,940

Net income (loss) per share—diluted	$(0.06)	$0.33

Properties and Equipment

        In fiscal year 2003, the Company evaluated the estimated useful lives used for book depreciation purposes for its compressor fleet with the assistance of an independent equipment valuation firm. This equipment study evaluated the compressor units based upon equipment type, key components and industry experience of the actual useful life in the field. Based upon the findings of the study, the estimated useful lives of the majority of the existing compressor units were extended to 25 years from 15 years. In addition, a portion of the units remained at 15 years or less and a portion of the units were extended to 30 years. The change in useful lives was effective January 1, 2003. Had the Company depreciated all compression equipment recorded and consolidated in the Company's balance sheet as of June 30, 2003 using depreciable lives of 15 years instead of the extended estimated depreciable lives, depreciation expense would have been approximately $5.7 million higher and would have decreased net income by approximately $3.5 million and decreased earnings per diluted share by approximately $0.11 for the three months ended June 30, 2003.

Reclassifications

        Certain reclassifications have been made to the prior year amounts to conform to the current year classification.

Stock Options

        In electing to follow Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" for expense recognition purposes, the Company is obligated to provide the expanded disclosures required under SFAS No. 123, Accounting for Stock Based Compensation and SFAS

No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." for stock-based compensation granted in 1998 and thereafter. In addition, if materially different from reported results, the Company is obligated to disclose pro forma net income and earnings per share had compensation expense relating to the three months ended June 30, 2003 and 2002 grants been measured under the fair value recognition provisions of SFAS No. 123.

        The weighted-average fair values at date of grant for options granted during the three months ended June 30, 2003 and 2002 were $12.01 and $9.78, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended June 30,
	2003	2002
Expected life in years	8	8
Interest rate	3.10%	3.50%
Volatility	50.34%	48.85%
Dividend yield	0.00%	0.00%

        The following table summarizes results as if the Company had recorded compensation expense under the provisions of SFAS No. 123 for the three months ended June 30, 2003 and 2002 (in thousands, except per share amounts):

	Three Months Ended June 30,
	2003	2002
Compensation expense, net of tax	$1,155	$1,461
Net income (loss):
As reported	$(1,969)	$10,351
Pro forma	$(3,124)	$8,890
Basic earnings (loss) per share:
As reported	$(0.06)	$0.34
Pro forma	$(0.10)	$0.29
Diluted earnings (loss) per share:
As reported	$(0.06)	$0.33
Pro forma	$(0.10)	$0.29

2. Recent Accounting Pronouncements

        In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The Company adopted SFAS No. 149 on a prospective basis at its effective date on July 1, 2003. The Company does not believe that SFAS

No. 149 will have any impact on its consolidated statement of operations, cash flows, or financial position.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of this statement beginning on January 1, 2004. The Company does not believe that SFAS No. 150 will have any impact on its consolidated statement of operations, cash flows, or financial position.

3. Inventories, Net

        Inventories, net consisted of the following (in thousands):

	June 30, 2003	March 31, 2003
Raw materials	$64,980	$73,827
Work-in-progress	31,912	22,516
Finished goods	6,071	5,457

Total Inventories	102,963	101,800
Reserve	(12,031)	(10,468)

Inventories, Net	$90,932	$91,332

4. Long-Term Debt

        As of June 30, 2003, the Company had approximately $878.9 million in outstanding long-term debt obligations consisting primarily of $168.5 million outstanding under the asset-backed securitization lease facility (the "ABS lease facility"), approximately $532.2 million outstanding under the seven-year term senior secured notes operating lease facility, consisting of senior notes due 2008 and term loan due 2008 (together, the "BRL lease facility"), and $175 million outstanding of 7 1/4% senior notes due 2010.

        On December 31, 2002, the equity of the lessor under the $200 million ABS lease facility was reduced. As a result of the reduction, the lessor became the Company's fully consolidated entity as of December 31, 2002, and the debt related to the ABS lease facility was included in the Company's consolidated balance sheet as of December 31, 2002. Also on December 31, 2002, Universal purchased all of the equity in the lessor under the BRL lease facility. Due to this equity investment, the lessor became the Company's fully consolidated entity as of December 31, 2002, and the debt related to the BRL lease facility has been included in the Company's consolidated balance sheet as of December 31, 2002. As a result of these changes in the ABS lease facility and the BRL lease facility, and consistent with the purchase accounting rules set forth in SFAS 141, "Business Combinations," the Company recorded in its consolidated balance sheet as of December 31, 2002, approximately $614.8 million of contract compression equipment, approximately $707.2 million in long-term debt and a noncurrent liability of approximately $15.2 million related to interest rate swaps pertaining to the ABS lease facility.

        Due to the changes in the ABS lease facility and the BRL lease facility discussed above, the future minimum lease payments under the lease facilities are eliminated. The results of operations for the three months ended June 30, 2002 included operating lease expense. Prior to December 31, 2002, the lessors under the ABS and BRL lease facilities were unaffiliated entities of the Company.

        In May 2003, Universal commenced a tender offer to purchase any and all of the remaining outstanding $229.8 million aggregate principal amount of its 9 7/8% senior discount notes due 2008 at a price equal to 104.938% of the principal amount, plus a premium of 0.412%, for notes tendered prior to the early expiration date for the tender offer. Of these notes, $169.2 million were tendered on or before the early tender date, and Universal purchased those notes on May 27, 2003. On that date, Universal called for redemption the remaining $60.6 million of its 9 7/8% senior discount notes due 2008 at 104.938% of the principal amount in accordance with the terms of the indenture relating to the notes. This redemption price was 0.412% less than the total consideration offered pursuant to the tender offer for notes tendered on or before the early tender date. During June 2003, the remaining $60.6 million of this debt was redeemed or repurchased. Due to this early extinguishment of debt, the Company recognized expenses of $14.4 million in the first quarter of fiscal year 2004 resulting primarily from the redemption and tender premiums of $12.0 million, write-off of unamortized debt issuance costs of $1.9 million and $0.5 million of other costs.

        Also in May 2003, Universal issued $175.0 million of its 7 1/4% senior notes due 2010 in a private placement. The net proceeds from the sale, together with other available funds, were used to purchase the outstanding 9 7/8% senior discount notes due 2008 as discussed above. Universal plans to exchange the private notes for publicly traded notes in the second quarter of fiscal 2004.

        Maturities of the debt as of June 30, 2003 are as follows (in thousands):

2004	$6,986
2005	16,196
2006	16,219
2007	16,242
2008	548,449
Thereafter	281,760

Total debt	$885,852

5. Accounting for Interest Rate Swaps

        In accordance with SFAS No. 133, all derivative instruments must be recognized in the balance sheet at fair value, and changes in such fair values are recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings.

        As of June 30, 2003, the Company had interest rate swaps to convert variable interest payments related to the $175 million under the ABS lease facility to fixed interest payments. These swaps terminate in February 2013 and have a weighted average fixed rate of 5.5% and total notional amount of $175 million. As of December 31, 2002, the lessor related to the ABS lease facility became a consolidated entity and the swaps were included in the Company's consolidated financial statements. In accordance with SFAS No. 133, the Company's Balance Sheet at June 30, 2003 includes a $19.0 million noncurrent liability related to the derivative instrument.

        The swaps, which the Company has designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values were recognized in other comprehensive income or loss. Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to exactly offset changes in expected cash flows due to fluctuations in the variable rate and therefore, the Company currently does not expect any ineffectiveness.

        The counterparty to the Company's interest rate swap agreements is a major international financial institution. The Company continually monitors the credit quality of this financial institution and does not expect non-performance by it.

6. Comprehensive Income

        Comprehensive income consisted of the following (in thousands):

	June 30, 2003	June 30, 2002
Net Income (loss)	$(1,969)	$10,351
Other comprehensive income:
Interest rate swap loss	(4,005)	—
Cumulative translation adjustment	11,188	(8,382)

Comprehensive income	$5,214	$1,969

        For the quarter ended June 30, 2003, the change in cumulative translation adjustment is primarily related to the translation of the Canada and Argentina balance sheets. For the quarter ended June 30, 2002, the change in cumulative translation adjustment is primarily related to the translation of the Argentina balance sheet.

7. Industry Segments

        The Company has four principal business segments: Domestic Contract Compression, International Contract Compression, Fabrication and Aftermarket Services. The two contract compression segments provide natural gas compression rental and maintenance services to meet specific customer requirements. The international contract compression segment represents all of our international rental and maintenance operations. The fabrication segment provides services related to the design, engineering and assembly of natural gas and air compressors for sale to third parties in addition to those that the Company uses in its contract compression fleet. The aftermarket services segment sells parts and components and provides maintenance to customers who own compression equipment, customers who utilize equipment in our contract compression fleet and customers who lease equipment from the Company's competitors. Fabrication and aftermarket services revenue presented in the table below include only sales to third parties.

        The Company's reportable segments are strategic business units that offer different products and services. They are managed separately since each business segment requires different marketing strategies due to customer specifications. The Company evaluates the performance of its reportable segments based on segment gross profit. Gross profit is defined as total revenue less direct costs. The Company has no material sales between segments and, accordingly, there is no inter-segment revenue to be reported.

        The following table presents revenue and gross profit by industry segment for the three months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended June 30,
	2003	2002
Revenue:
Domestic contract compression	$69,199	$65,491
International contract compression	19,684	17,279
Fabrication	29,260	35,475
Aftermarket services	34,084	33,219

Total	$152,227	$151,464

Gross Profit:
Domestic contract compression	$44,575	$42,531
International contract compression	15,485	14,045
Fabrication	204	3,126
Aftermarket services	7,935	8,016

Total	$68,199	$67,718

        No one customer accounted for more than 10% of total revenue for any of the periods presented.

        The table below presents unaudited revenue and gross profit by geographic location for the three-month periods ended June 30, 2003 and 2002 (in thousands). The basis of attributing revenue and gross profit to specific geographic locations is primarily based upon the geographic location of the sale, service or where the assets are employed.

	Three Months Ended June 30,
	2003	2002
Revenue:
United States	$115,967	$116,773
Canada	15,097	14,880
Latin America	17,292	13,841
Asia Pacific	3,871	5,970

Total	$152,227	$151,464

Gross Profit:
United States	$50,746	$50,569
Canada	3,446	3,919
Latin America	11,907	10,759
Asia Pacific	2,100	2,471

Total	$68,199	$67,718

8. Commitments and Contingencies

        In the ordinary course of business, the Company is involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the Company's consolidated financial position, operating results or cash flows.

        The Company has no other commitments or contingent liabilities, which, in the judgment of management, would result in losses that would materially affect the Company's consolidated financial position, operating results or cash flows.

9. Facility Consolidation Costs

        On April 28, 2003, the Company announced the transfer of substantially all of its fabrication activities based in Tulsa, Oklahoma to its existing facility in Houston, Texas. Engineering, production and related support functions were consolidated with Houston-based functions. The consolidation of the engineering and production functions is expected to improve process controls and enhance product quality to realize greater efficiency and profitability. Total costs related to the facility consolidation were $1.4 million during the three months ending June 30, 2003 and are shown separately as facility consolidation costs in the consolidated statements of operations. The Company expects total costs to be approximately $2.0 million ($1.2 million after-tax), with the remaining amount to be incurred by the end of September 30, 2003. These costs are related to the fabrication segment. See below for further details of the costs incurred (in thousands):

Three Months Ended June 30, 2003
Severance and personnel costs	$934
Relocation costs	249
Other costs	221

Total facility consolidation costs	$1,404

UNIVERSAL COMPRESSION, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	June 30, 2003	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$23,693	$71,693
Accounts receivable, net of allowance for bad debts of $8,125 and $8,146 as of June 30, 2003 and March 31, 2003, respectively	77,354	77,565
Current portion of notes receivable	2,641	2,722
Inventories, net of reserve for obsolescence of $12,031 and $10,468 as of June 30, 2003 and March 31, 2003, respectively	90,932	91,332
Current deferred tax asset	10,890	10,890
Other	8,247	7,108

Total current assets	213,757	261,310
Contract compression equipment	1,333,647	1,316,214
Other property	108,728	106,496
Accumulated depreciation and amortization	(165,221)	(145,916)

Net property, plant and equipment	1,277,154	1,276,794
Goodwill	388,992	387,480
Notes receivable	2,194	2,555
Other non-current assets	27,064	25,367

Total assets	$1,909,161	$1,953,506

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable, trade	$36,669	$43,210
Accrued liabilities	67,894	55,719
Current portion of long-term debt and capital lease obligations	8,005	4,322

Total current liabilities	112,568	103,251
Capital lease obligations	3,307	3,180
Long-term debt	878,867	937,653
Non-current deferred tax liability	148,257	153,166
Derivative financial instrument used for hedging purposes	19,027	15,404
Other liabilities	1,568	1,349

Total liabilities	1,163,594	1,214,003
Commitments and contingencies (Note 8)
Stockholder's equity:
Common stock	49	49
Additional paid-in capital	711,198	710,349
Other comprehensive loss	(41,760)	(48,944)
Retained earnings	76,080	78,049

Total stockholder's equity	745,567	739,503

Total liabilities and stockholder's equity	$1,909,161	$1,953,506

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(unaudited)

	Three Months Ended June 30,
	2003	2002
Revenue:
Domestic contract compression	$69,199	$65,491
International contract compression	19,684	17,279
Fabrication	29,260	35,475
Aftermarket services	34,084	33,219

Total revenue	152,227	151,464
Costs and expenses:
Domestic contract compression—direct costs	24,624	22,960
International contract compression—direct costs	4,199	3,234
Fabrication—direct costs	29,056	32,349
Aftermarket services—direct costs	26,149	25,203
Depreciation and amortization	20,986	14,050
Selling, general and administrative	15,926	16,245
Operating lease	—	15,345
Interest expense	19,918	5,711
Debt extinguishment costs	14,397	—
Foreign currency gain	(1,049)	(171)
Other income, net	(181)	(290)
Facility consolidation costs	1,404	—

Total costs and expenses	155,429	134,636

Income (loss) before income taxes	(3,202)	16,828
Income tax expense (benefit)	(1,233)	6,477

Net income (loss)	$(1,969)	$10,351

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(1,969)	$10,351
Adjustments to reconcile net income (loss) to cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	20,986	14,050
Loss on early extinguishment of debt	14,397	—
Gain on asset sales	(12)	(277)
Amortization of debt issuance costs	1,041	871
Accretion of discount notes	—	5,263
Deferred taxes (benefit) provision	(4,876)	6,721
Decrease in receivables	211	20,108
(Increase) decrease in inventories	400	(4,398)
Increase (decrease) in accounts payables	(6,541)	1,721
Increase in accrued liabilities	13,007	4,040
Other changes in operating accounts	2,772	(1,933)

Net cash provided by operating activities	39,416	56,517

Cash flows from investing activities:
Additions to property, plant and equipment	(16,741)	(26,290)
Proceeds from sale of property, plant and equipment	1,207	1,462

Net cash used in investing activities	(15,534)	(24,828)

Cash flows from financing activities:
Principal repayments of long-term debt	(229,750)	(633)
Proceeds from issuance of debt	175,000	—
Debt extinguishment premium and costs	(12,492)	—
Debt issuance costs	(4,640)	—
Net proceeds on sale-leaseback of vehicles	—	806

Net cash provided by (used in) financing activities	(71,882)	173

Net increase (decrease) in cash and cash equivalents	(48,000)	31,862
Cash and cash equivalents at beginning of period	71,693	6,176

Cash and cash equivalents at end of period	$23,693	$38,038

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

1. Basis of Presentation

Organization

        Universal Compression, Inc., formerly Tidewater Compression Service, Inc. ("TCS"), was formed on September 27, 1954. Upon completion of Universal Compression Holdings, Inc.'s ("Holdings") acquisition of TCS from Tidewater Inc. on February 20, 1998, TCS changed its name to Universal Compression, Inc. ("Universal"). Universal is a wholly owned subsidiary of Holdings.

        These consolidated financial statements should be read in conjunction with the consolidated financial statements presented in Universal's Annual Report on Form 10-K for the year ended March 31, 2003. That report contains a more comprehensive summary of Universal's major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of Universal and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004.

Properties and Equipment

        In fiscal year 2003, Universal evaluated the estimated useful lives used for book depreciation purposes for its compressor fleet with the assistance of an independent equipment valuation firm. This equipment study evaluated the compressor units based upon equipment type, key components and industry experience of the actual useful life in the field. Based upon the findings of the study, the estimated useful lives of the majority of the existing compressor units were extended to 25 years from 15 years. In addition, a portion of the units remained at 15 years or less and a portion of the units were extended to 30 years. The change in useful lives was effective January 1, 2003. Had Universal depreciated all compression equipment recorded and consolidated in the balance sheet as of June 30, 2003 using depreciable lives of 15 years instead of the extended estimated depreciable lives, depreciation expense would have been approximately $5.7 million higher and would have decreased net income by approximately $3.5 million.

Reclassifications

        Certain reclassifications have been made to the prior year amounts to conform to the current year classification.

2. Recent Accounting Pronouncements

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. Universal adopted SFAS No. 149 on a prospective basis at its effective date on July 1, 2003. Universal does not believe that SFAS No. 149 will have any impact on its consolidated statement of operations, cash flows, or financial position.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of this statement beginning on January 1, 2004. Universal does not believe that SFAS No. 150 will have any impact on its consolidated statement of operations, cash flows, or financial position.

3. Inventories, Net

        Inventories, net consisted of the following (in thousands):

	June 30, 2003	March 31, 2003
Raw materials	$64,980	$73,827
Work-in-progress	31,912	22,516
Finished goods	6,071	5,457

Total Inventories	102,963	101,800
Reserve	(12,031)	(10,468)

Inventories, Net	$90,932	$91,332

4. Long-Term Debt

        As of June 30, 2003, Universal had approximately $878.9 million in outstanding long-term debt obligations consisting primarily of $168.5 million outstanding under the asset-backed securitization lease facility (the "ABS lease facility"), approximately $532.2 million outstanding under the seven-year term senior secured notes operating lease facility, consisting of senior notes due 2008 and term loan due 2008 (together the "BRL lease facility"), and $175 million outstanding of 7 1/4% senior notes due 2010.

        On December 31, 2002, the equity of the lessor under the $200 million ABS lease facility was reduced. As a result of the reduction, the lessor became a fully consolidated entity as of December 31, 2002, and the debt related to the ABS lease facility was included in Universal's consolidated balance sheet as of December 31, 2002. Also on December 31, 2002, Universal purchased all of the equity in the lessor under the BRL lease facility. Due to this equity investment, the lessor became a fully consolidated entity as of December 31, 2002, and the debt related to the BRL lease facility has been included in Universal's consolidated balance sheet as of December 31, 2002. As a result of these changes in the ABS lease facility and the BRL lease facility, and consistent with the purchase accounting rules set forth in SFAS 141, "Business Combinations," Universal recorded in its consolidated balance sheet as of December 31, 2002, approximately $614.8 million of contract compression equipment, approximately $707.2 million in long-term debt and a noncurrent liability of approximately $15.2 million related to interest rate swaps pertaining to the ABS lease facility.

        Due to the changes in the ABS lease facility and the BRL lease facility discussed above, the future minimum lease payments under the lease facilities are eliminated. The results of operations for the three months ended June 30, 2002 included operating lease expense. Prior to December 31, 2002, the lessors under the ABS and BRL lease facilities were unaffiliated entities of Universal.

        In May 2003, Universal commenced a tender offer to purchase any and all of the remaining outstanding $229.8 million aggregate principal amount of its 9 7/8% senior discount notes due 2008 at a price equal to 104.938% of the principal amount, plus a premium of 0.412%, for notes tendered prior to the early expiration date for the tender offer. Of these notes, $169.2 million were tendered on or before the early tender date, and Universal purchased those notes on May 27, 2003. On that date, Universal called for redemption the remaining $60.6 million of its 9 7/8% senior discount notes due 2008 at 104.938% of the principal amount in accordance with the terms of the indenture relating to the notes. This redemption price was 0.412% less than the total consideration offered pursuant to the tender offer for notes tendered on or before the early tender date. During June 2003, the remaining $60.6 million of this debt was redeemed or repurchased. Due to this early extinguishment of debt, Universal recognized expenses of $14.4 million in the first quarter of fiscal year 2004 resulting primarily from the redemption and tender premiums of $12.0 million, write-off of unamortized debt issuance costs of $1.9 million and $0.5 million of other costs.

        Also in May 2003, Universal issued $175.0 million of its 7 1/4% senior notes due 2010 in a private placement. The net proceeds from the sale, together with other available funds, were used to purchase the outstanding 9 7/8% senior discount notes due 2008 as discussed above. Universal plans to exchange the private notes for publicly traded notes in the second quarter of fiscal 2004.

        Maturities of the debt as of June 30, 2003 are as follows (in thousands):

2004	$6,986
2005	16,196
2006	16,219
2007	16,242
2008	548,449
Thereafter	281,760

Total debt	$885,852

5. Accounting for Interest Rate Swaps

        In accordance with SFAS No. 133, all derivative instruments must be recognized in the balance sheet at fair value, and changes in such fair values are recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings.

        As of June 30, 2003, Universal had interest rate swaps to convert variable interest payments related to the $175 million under the ABS lease facility to fixed interest payments. These swaps terminate in February 2013 and have a weighted average fixed rate of 5.5% and total notional amount of $175 million. As of December 31, 2002, the lessor related to the ABS lease facility became a consolidated entity and the swaps were included in Universal's consolidated financial statements. In accordance with SFAS No. 133, Universal's Balance Sheet at June 30, 2003 includes a $19.0 million noncurrent liability related to the derivative instrument.

        The swaps, which Universal has designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values were recognized in other comprehensive income or loss. Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to exactly offset changes in expected cash flows due to fluctuations in the variable rate and therefore, Universal currently does not expect any ineffectiveness.

        The counterparty to Universal's interest rate swap agreements is a major international financial institution. Universal continually monitors the credit quality of this financial institution and does not expect non-performance by it.

6. Comprehensive Income

        Comprehensive income consisted of the following (in thousands):

	June 30, 2003	June 30, 2002
Net Income (loss)	$(1,969)	$10,351
Other comprehensive income:
Interest rate swap loss	(4,005)	—
Cumulative translation adjustment	11,188	(8,382)

Comprehensive income	$5,214	$1,969

        For the quarter ended June 30, 2003, the change in cumulative translation adjustment is primarily related to the translation of the Canada and Argentina balance sheets. For the quarter ended June 30, 2002, the change in cumulative translation adjustment is primarily related to the translation of the Argentina balance sheet.

7. Industry Segments

        Universal has four principal business segments: Domestic Contract Compression, International Contract Compression, Fabrication and Aftermarket Services. The two contract compression segments provide natural gas compression rental and maintenance services to meet specific customer requirements. The international contract compression segment represents all of Universal's international rental and maintenance operations. The fabrication segment provides services related to the design, engineering and assembly of natural gas and air compressors for sale to third parties in addition to those that Universal uses in its contract compression fleet. The aftermarket services segment sells parts and components and provides maintenance to customers who own compression equipment, customers who utilize equipment in Universal's contract compression fleet and customers who lease equipment from Universal's competitors. Fabrication and aftermarket services revenue presented in the table below include only sales to third parties.

        Universal's reportable segments are strategic business units that offer different products and services. They are managed separately since each business segment requires different marketing strategies due to customer specifications. Universal evaluates the performance of its reportable segments based on segment gross profit. Gross profit is defined as total revenue less direct costs. Universal has no material sales between segments and, accordingly, there is no inter-segment revenue to be reported.

        The following table presents revenue and gross profit by industry segment for the three months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended June 30,
	2003	2002
Revenue:
Domestic contract compression	$69,199	$65,491
International contract compression	19,684	17,279
Fabrication	29,260	35,475
Aftermarket services	34,084	33,219

Total	$152,227	$151,464

Gross Profit:
Domestic contract compression	$44,575	$42,531
International contract compression	15,485	14,045
Fabrication	204	3,126
Aftermarket services	7,935	8,016

Total	$68,199	$67,718

        No one customer accounted for more than 10% of total revenue for any of the periods presented.

        The table below presents unaudited revenue and gross profit by geographic location for the three-month periods ended June 30, 2003 and 2002 (in thousands). The basis of attributing revenue and gross profit to specific geographic locations is primarily based upon the geographic location of the sale, service or where the assets are employed.

	Three Months Ended June 30,
	2003	2002
Revenue:
United States	$115,967	$116,773
Canada	15,097	14,880
Latin America	17,292	13,841
Asia Pacific	3,871	5,970

Total	$152,227	$151,464

Gross Profit:
United States	$50,746	$50,569
Canada	3,446	3,919
Latin America	11,907	10,759
Asia Pacific	2,100	2,471

Total	$68,199	$67,718

8. Commitments and Contingencies

        In the ordinary course of business, Universal is involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on Universal's consolidated financial position, operating results or cash flows.

        Universal has no other commitments or contingent liabilities, which, in the judgment of management, would result in losses that would materially affect Universal's consolidated financial position, operating results or cash flows.

9. Facility Consolidation Costs

        On April 28, 2003, Universal announced the transfer of substantially all of its fabrication activities based in Tulsa, Oklahoma to its existing facility in Houston, Texas. Engineering, production and related support functions were consolidated with Houston-based functions. The consolidation of the engineering and production functions is expected to improve process controls and enhance product quality to realize greater efficiency and profitability. Total costs related to the facility consolidation were $1.4 million during the three months ending June 30, 2003 and are shown separately as facility consolidation costs in the consolidated statements of operations. Universal expects total costs to be approximately $2.0 million ($1.2 million after-tax), with the remaining amount to be incurred by the end of September 30, 2003. These costs are related to Universal's fabrication segment. See below for further details of the costs incurred (in thousands):

Three Months Ended June 30, 2003
Severance and personnel costs	$934
Relocation costs	249
Other costs	221

Total facility consolidation costs	$1,404

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The terms "our," "Company," "we," and "us" when used in this report refer to Universal Compression Holdings, Inc. and its subsidiaries, including Universal Compression, Inc., as a combined entity, including its predecessors, except where it is made clear that such term means only the parent company. The term "Universal" refers to Universal Compression, Inc. and its subsidiaries.

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

  •
  our business growth strategy and projected costs;

  •
  our future financial position;

  •
  the sufficiency of available cash flows to fund continuing operations;

  •
  the expected amount of our capital expenditures;

  •
  anticipated cost savings, future revenue, gross profits and other financial measures related to our business and our primary business segments;

  •
  the future value of our equipment; and

  •
  plans and objectives of our management for our future operations.

        Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. The risks related to our business described in our Annual Report on Form 10-K for the year ended March 31, 2003 under "Risk Factors" and elsewhere in this report could cause our actual results to differ from those described in, or otherwise projected or implied by, the forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

  •
  conditions in the oil and gas industry, including a sustained decrease in the level of supply or demand for natural gas and the impact of the price of natural gas;

  •
  competition among the various providers of natural gas compression services;

  •
  changes in political or economic conditions in key operating markets, including international markets;

  •
  changes in safety and environmental regulations pertaining to the production and transportation of natural gas;

  •
  acts of war or terrorism or governmental or military responses thereto;

  •
  introduction of competing technologies by other companies;

  •
  our ability to retain and grow our customer base;

  •
  our level of indebtedness and ability to fund our business;

  •
  our ability to recoup our investment by re-leasing our compressors after typically short initial lease terms;

  •
  currency exchange rate fluctuations;

  •
  employment workforce factors, including loss of key employees; and

  •
  liability claims related to the use of our products and services.

        All forward-looking statements included in this report are based on information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this report.

General

        We are the second largest natural gas compression services company in the world in terms of compressor fleet horsepower, with a fleet as of June 30, 2003 of approximately 7,400 compressor units comprising approximately 2.4 million horsepower. We provide a full range of contract compression services, sales, operations, maintenance and fabrication services and products to the natural gas industry, both domestically and internationally. These services and products are essential to the natural gas industry as gas must be compressed to be delivered from the wellhead to end-users.

        We are a holding company and, as such, derive all of our operating income from our operating subsidiary, Universal. We do not have any significant assets other than the stock of our operating subsidiaries. Consequently, we are dependent on the earnings and cash flow of our subsidiaries to meet our obligations. Our subsidiaries are separate legal entities that are not legally obligated to make funds available to us, and in some cases may be contractually restricted from doing so.

UNIVERSAL COMPRESSION HOLDINGS, INC.

Financial Results of Operations

  Three months ended June 30, 2003 compared to three months ended June 30, 2002

        The following table summarizes revenue, gross profit, expenses and the respective percentages for each of our business segments:

	Three Months Ended June 30,
	2003	2002
	(in thousands)
Revenue:
Domestic contract compression	$69,199	$65,491
% of revenue	45.5%	43.3%
International contract compression	$19,684	$17,279
% of revenue	12.9%	11.4%
Fabrication	$29,260	$35,475
% of revenue	19.2%	23.4%
Aftermarket services	$34,084	$33,219
% of revenue	22.4%	21.9%

Total Revenue	$152,227	$151,464
Gross Profit:
Domestic contract compression	$44,575	$42,531
International contract compression	15,485	14,045
Fabrication	204	3,126
Aftermarket services	7,935	8,016

Total Gross Profit	$68,199	$67,718
Expenses:
Depreciation and amortization	$(20,986)	$(14,050)
Selling, general and administrative	(15,926)	(16,245)
Operating lease expense	—	(15,345)
Interest expense	(19,918)	(5,711)
Debt extinguishment costs	(14,397)	—
Facility consolidation costs	(1,404)	—
Income tax (expense) benefit	1,233	(6,477)

Net income (loss)	$(1,969)	$10,351

        Revenue.    Our total revenue for the quarter ended June 30, 2003 increased $0.8 million, or 0.5%, to $152.2 million, compared to $151.5 million for the quarter ended June 30, 2002. Domestic contract compression revenue increased by $3.7 million, or 5.7%, to $69.2 million during the quarter ended June 30, 2003 from $65.5 million during the quarter ended June 30, 2002. Our international contract compression revenue increased by $2.4 million, or 13.9%, to $19.7 million during the quarter ended June 30, 2003 from $17.3 million during the quarter ended June 30, 2002. The increase in domestic contract compression revenue resulted from additional contracted horsepower added to the fleet and rate increases implemented effective March 1, 2003. The increase in international contract compression revenue resulted from projects in Brazil and Argentina in addition to the expansion of our international contract compression fleet in Asia Pacific.

        Domestic average rented horsepower for the quarter ended June 30, 2003 increased by 3.2% to approximately 1,958,000 horsepower from approximately 1,898,000 horsepower for the quarter ended

June 30, 2002. In addition, international average rented horsepower for the quarter ended June 30, 2003 increased by 12.9% to approximately 402,000 horsepower from approximately 356,000 horsepower for the quarter ended June 30, 2002. Our combined average horsepower utilization rate for the quarter ended June 30, 2003 was approximately 84.3%, slightly higher than the 83.9% rate in the quarter ended June 30, 2002. As of June 30, 2003, we had approximately 2.4 million horsepower with a spot horsepower utilization rate of 85.0% compared to 83.4% as of June 30, 2002.

        Our revenue from fabrication decreased to $29.3 million during the quarter ended June 30, 2003 from $35.5 million during the quarter ended June 30, 2002, a decrease of 17.5%. The decrease in fabrication revenue was primarily due to reduced industry demand in a period of sluggish economic activity. Revenue from fabrication varies quarter to quarter due to the recognition of revenue, generally at time of shipment. Our backlog of fabrication projects at June 30, 2003 was approximately $81.1 million, compared with a backlog of $55.7 million at March 31, 2003 and $95.8 million at June 30, 2002.

        Our revenue from aftermarket services increased to $34.1 million during the quarter ended June 30, 2003 from $33.2 million during the quarter ended June 30, 2002, an increase of 2.6%. The increase was due primarily to increased customer activity.

        Gross Profit.    Our gross profit (defined as revenue less direct costs) for the quarter ended June 30, 2003 increased $0.5 million, or 0.7%, to $68.2 million from a gross profit of $67.7 million for the quarter ended June 30, 2002. Our domestic contract compression gross profit increased $2.0 million, or 4.8%, to $44.6 million during the quarter ended June 30, 2003 from $42.5 million during the quarter ended June 30, 2002 due to the increase in revenue discussed above. Our international contract compression gross profit increased $1.4 million, or 10.3%, to $15.5 million during the quarter ended June 30, 2003 from $14.0 million during the quarter ended June 30, 2002 primarily due to increases in revenue as a result of our Latin America projects. Our fabrication gross profit for the quarter ended June 30, 2003 decreased $2.9 million, or 93.5%, to $0.2 million from $3.1 million for the quarter ended June 30, 2002. Fabrication gross profit decreased primarily due to cost overruns related to several highly customized fabrication projects and expenses related to the consolidation of our Tulsa fabrication facilities. Our aftermarket services gross profit for the quarter ended June 30, 2003 decreased slightly to $7.9 million compared to a gross profit of $8.0 million for the quarter ended June 30, 2002.

        Selling, General and Administrative Expenses.    Our selling, general and administrative expenses decreased slightly by $0.3 million to $15.9 million for the quarter ended June 30, 2003, compared to $16.2 million for the quarter ended June 30, 2002. Selling, general and administrative expenses represented 10.5% of revenue for the quarter ended June 30, 2003 compared to 10.7% of revenue for the quarter ended June 30, 2002.

        EBITDA, as adjusted.    The following table reconciles our EBITDA, as adjusted, to net income (loss):

	Three months ending June 30,
	2003	2002
	(in thousands)
EBITDA, as adjusted	$52,454	$51,763
Depreciation and amortization	(20,986)	(14,050)
Operating lease expense	—	(15,345)
Interest expense	(19,918)	(5,711)
Debt extinguishment costs	(14,397)	—
Foreign currency gain	1,049	171
Facility consolidation costs	(1,404)	—
Income tax (expense) benefit	1,233	(6,477)

Net income (loss)	$(1,969)	$10,351

        EBITDA, as adjusted, for the quarter ended June 30, 2003 increased 1.3% to $52.5 million from $51.8 million for the quarter ended June 30, 2002, primarily due to the increase in contract compression gross profit offset by a decrease in fabrication gross profit. EBITDA, as adjusted, is defined as net income plus income taxes, interest expense (including debt extinguishment costs), operating lease expense, depreciation and amortization, foreign currency gains or losses, excluding non-recurring items (including facility consolidation costs), and extraordinary gains or losses. Beginning with the quarter ended September 30, 2002, the Company changed its definition of EBITDA, as adjusted, to exclude foreign currency gains or losses. All periods prior to September 30, 2002 have been recalculated from amounts previously disclosed by the Company to be consistent with this new definition of EBITDA, as adjusted.

        Depreciation and Amortization.    Depreciation and amortization increased by $6.9 million to $21.0 million during the quarter ended June 30, 2003, compared to $14.1 million during the quarter ended June 30, 2002. The depreciation expense increase was due to the recording of a full three months of depreciation of fiscal year 2003 capital additions and capitalized overhauls and due to the inclusion of additional compression equipment on our balance sheet as of December 31, 2002 as a result of the consolidation of our operating lease facilities. Depreciation expense related to these operating lease facilities began January 1, 2003. These increases in depreciation expense were partially offset by the change in estimated useful lives of our compressor fleet discussed below.

        In fiscal year 2003, we evaluated the estimated useful lives used for book depreciation purposes for our compressor fleet with the assistance of an independent equipment valuation firm. This equipment study evaluated the compressor units based upon equipment type, key components and industry experience of the actual useful life in the field. Based upon the findings of the study, the estimated useful lives of the majority of our existing compressor units were extended to 25 years from 15 years. In addition, a portion of the units remained at the previous 15 years or less and a portion of the units were extended to 30 years. The change in useful lives was effective January 1, 2003.

        Operating Lease Expense.    Operating lease expense related to the operating lease facilities decreased to zero during the quarter ended June 30, 2003 compared to $15.3 million during the quarter ended June 30, 2002. This operating lease expense related to the operating lease facilities has been recognized as interest expense subsequent to the consolidation of the lease facilities on December 31, 2002.

        Interest Expense.    Interest expense increased $14.2 million to $19.9 million for the quarter ended June 30, 2003 from $5.7 million for the quarter ended June 30, 2002. This increase is primarily due to the consolidation of the operating lease facilities as of December 31, 2002, which resulted in the classification of operating lease expense related to the operating lease facilities subsequent to December 31, 2002 as interest expense.

        Debt Extinguishment Costs.    Debt extinguishment costs were $14.4 million due to the early extinguishment of Universal's outstanding $229.8 million 9 7/8% senior discount notes due 2008. The net proceeds from the offering by Universal of new 7 1/4% senior notes due 2010 and available funds were used to pay for the extinguishment of the 9 7/8% senior discount notes due 2008. Due to the early extinguishment of debt, we recognized a charge of $14.4 million resulting from the redemption and tender premiums of $12.0 million, write-off of unamortized debt issuance costs of $1.9 million and $0.5 million of other costs.

        Facility Consolidation Costs.    Facility consolidation costs were $1.4 million due to the transfer of our Tulsa, Oklahoma fabrication operations to our Houston fabrication facility. Total costs related to the facility consolidation were $1.4 million during the three months ending June 30, 2003 and we expect total costs to be approximately $2.0 million ($1.2 million after-tax), with the remaining amount to be incurred by the end of September 30, 2003. These costs were primarily for severance and personnel costs, and relocation costs.

        Net Income (Loss).    We had a net loss of $2.0 million for the quarter ended June 30, 2003 compared to net income of $10.4 million for the quarter ended June 30, 2002 primarily as a result of the $14.4 million ($8.9 million after tax) of debt extinguishment costs, the $1.4 million ($0.9 million after tax) of facility consolidation costs and the $6.9 million ($4.2 million after tax) increase in depreciation and amortization expense discussed above.

Liquidity and Capital Resources

        Our cash and cash equivalents balance at June 30, 2003 was $23.7 million, compared to $71.7 million at March 31, 2003. Cash generated from operating activities amounted to $39.4 million. Principal uses of cash during the three months ended June 30, 2003 were net financing activities of $72.0 million and capital expenditures of $16.7 million.

        Working capital, net of cash, was $77.9 million for the quarter ended June 30, 2003, a decrease from $86.7 million at March 31, 2003.

        Capital expenditures for the three months ended June 30, 2003 were $16.7 million consisting of $8.5 million for growth projects, $6.7 million for compressor overhauls, $0.7 million for vehicles and $0.8 million for machinery, equipment, information technology equipment and other items.

        In May 2003, Universal commenced a tender offer to purchase any and all of the remaining outstanding $229.8 million aggregate principal amount of its 9 7/8% senior discount notes due 2008 at a price equal to 104.938% of the principal amount, plus a premium of 0.412%, for notes tendered prior to the early expiration date for the tender offer. Of these notes, $169.2 million were tendered on or before the early tender date, and Universal purchased those notes on May 27, 2003. On that date, Universal called for redemption of the remaining $60.6 million of its 9 7/8% senior discount notes due 2008 at 104.938% of the principal amount in accordance with the terms of the indenture relating to the notes. This redemption price was 0.412% less than the total consideration offered pursuant to the tender offer for notes tendered on or before the early tender date. During June 2003, the remaining $60.6 million of this debt was redeemed or repurchased.

        Also in May 2003, Universal issued $175.0 million of its 7 1/4% senior notes due 2010 in a private placement. The net proceeds from the sale, together with other available funds, were used to purchase the outstanding 9 7/8% senior discount notes due 2008 as discussed above. Universal plans to exchange the private notes for publicly traded notes in the second quarter of fiscal 2004.

        As of June 30, 2003, we had approximately $878.9 million in outstanding long-term debt obligations consisting primarily of $168.5 million outstanding under the ABS lease facility, approximately $532.2 million outstanding under the BRL lease facility and $175 million outstanding of 7 1/4% senior notes due 2010.

        As of August 7, 2003, after giving effect to restrictions under our financing documents, we had an aggregate unused credit availability of approximately $107.4 million from our revolving credit facility and our ABS lease facility.

        Our ability to repatriate cash may be limited from time to time by certain statutory banking restrictions that can be imposed by various international regulatory agencies.

        We believe that funds generated from our operations, together with our existing cash and the additional capacity available under our revolving credit facility and the ABS operating lease facility, are sufficient to finance our current operations, planned capital expenditures and internal growth for fiscal year 2004. If we were to make significant additional acquisitions for cash, we might need to obtain additional debt or equity financing.

UNIVERSAL COMPRESSION, INC.

Financial Results of Operations

  Three months ended June 30, 2003 compared to three months ended June 30, 2002

        The following table summarizes revenue, gross profit, expenses and the respective percentages for each of the business segments:

	Three Months Ended June 30,
	2003	2002
	(in thousands)
Revenue:
Domestic contract compression	$69,199	$65,491
% of revenue	45.5%	43.3%
International contract compression	$19,684	$17,279
% of revenue	12.9%	11.4%
Fabrication	$29,260	$35,475
% of revenue	19.2%	23.4%
Aftermarket services	$34,084	$33,219
% of revenue	22.4%	21.9%

Total Revenue	$152,227	$151,464
Gross Profit:
Domestic contract compression	$44,575	$42,531
International contract compression	15,485	14,045
Fabrication	204	3,126
Aftermarket services	7,935	8,016

Total Gross Profit	$68,199	$67,718
Expenses:
Depreciation and amortization	$(20,986)	$(14,050)
Selling, general and administrative	(15,926)	(16,245)
Operating lease expense	—	(15,345)
Interest expense	(19,918)	(5,711)
Debt extinguishment costs	(14,397)	—
Facility consolidation costs	(1,404)	—
Income tax (expense) benefit	1,233	(6,477)

Net income	$(1,969)	$10,351

        Revenue.    Total revenue for the quarter ended June 30, 2003 increased $0.8 million, or 0.5%, to $152.2 million, compared to $151.5 million for the quarter ended June 30, 2002. Domestic contract compression revenue increased by $3.7 million, or 5.7%, to $69.2 million during the quarter ended June 30, 2003 from $65.5 million during the quarter ended June 30, 2002. International contract compression revenue increased by $2.4 million, or 13.9%, to $19.7 million during the quarter ended June 30, 2003 from $17.3 million during the quarter ended June 30, 2002. The increase in domestic contract compression revenue resulted from additional contracted horsepower added to the fleet and rate increases implemented effective March 1, 2003. The increase in international contract compression revenue resulted from projects in Brazil and Argentina in addition to the expansion of international contract compression fleet in Asia Pacific.

        Domestic average rented horsepower for the quarter ended June 30, 2003 increased by 3.2% to approximately 1,958,000 horsepower from approximately 1,898,000 horsepower for the quarter ended

June 30, 2002. In addition, international average rented horsepower for the quarter ended June 30, 2003 increased by 12.9% to approximately 402,000 horsepower from approximately 356,000 horsepower for the quarter ended June 30, 2002. The combined average horsepower utilization rate for the quarter ended June 30, 2003 was approximately 84.3%, slightly higher than the 83.9% rate in the quarter ended June 30, 2002. As of June 30, 2003, Universal had approximately 2.4 million horsepower with a spot horsepower utilization rate of 85.0% compared to 83.4% as of June 30, 2002.

        Revenue from fabrication decreased to $29.3 million during the quarter ended June 30, 2003 from $35.5 million during the quarter ended June 30, 2002, a decrease of 17.5%. The decrease in fabrication revenue was primarily due to reduced industry demand in a period of sluggish economic activity. Revenue from fabrication varies quarter to quarter due to the recognition of revenue, generally at time of shipment. Backlog of fabrication projects at June 30, 2003 was approximately $81.1 million, compared with a backlog of $55.7 million at March 31, 2003 and $95.8 million at June 30, 2002.

        Revenue from aftermarket services increased to $34.1 million during the quarter ended June 30, 2003 from $33.2 million during the quarter ended June 30, 2002, an increase of 2.6%. The increase was due primarily to increased customer activity.

        Gross Profit.    Gross profit (defined as revenue less direct costs) for the quarter ended June 30, 2003 increased $0.5 million, or 0.7%, to $68.2 million from a gross profit of $67.7 million for the quarter ended June 30, 2002. Domestic contract compression gross profit increased $2.0 million, or 4.8%, to $44.6 million during the quarter ended June 30, 2003 from $42.5 million during the quarter ended June 30, 2002 due to the increase in revenue discussed above. International contract compression gross profit increased $1.4 million, or 10.3%, to $15.5 million during the quarter ended June 30, 2003 from $14.0 million during the quarter ended June 30, 2002 primarily due to increases in revenue as a result of the Latin America projects. Fabrication gross profit for the quarter ended June 30, 2003 decreased $2.9 million, or 93.5%, to $0.2 million from $3.1 million for the quarter ended June 30, 2002. Fabrication gross profit decreased primarily due to cost overruns relating to several highly customized fabrication projects and expenses related to the consolidation of the Tulsa fabrication facilities. Aftermarket services gross profit for the quarter ended June 30, 2003 decreased slightly to $7.9 million compared to a gross profit of $8.0 million for the quarter ended June 30, 2002.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased slightly by $0.3 million to $15.9 million for the quarter ended June 30, 2003, compared to $16.2 million for the quarter ended June 30, 2002. Selling, general and administrative expenses represented 10.5% of revenue for the quarter ended June 30, 2003 compared to 10.7% of revenue for the quarter ended June 30, 2003.

        EBITDA, as adjusted.    The following table reconciles EBITDA, as adjusted, to net income (loss):

	Three months ending June 30,
	2003	2002
	(in thousands)
EBITDA, as adjusted	$52,454	$51,763
Depreciation and amortization	(20,986)	(14,050)
Operating lease expense	—	(15,345)
Interest expense	(19,918)	(5,711)
Debt extinguishment costs	(14,397)	—
Foreign currency gain	1,049	171
Facility consolidation costs	(1,404)	—
Income tax (expense) benefit	1,233	(6,477)

Net income (loss)	$(1,969)	$10,351

        EBITDA, as adjusted, for the quarter ended June 30, 2003 increased 1.3% to $52.5 million from $51.8 million for the quarter ended June 30, 2002, primarily due to the increase in contract compression gross profit offset by a decrease in fabrication gross profit. EBITDA, as adjusted, is defined as net income plus income taxes, interest expense (including debt extinguishment costs), operating lease expense, depreciation and amortization, foreign currency gains or losses, excluding non-recurring items (including facility consolidation costs), and extraordinary gains or losses. Beginning with the quarter ended September 30, 2002, Universal changed its definition of EBITDA, as adjusted, to exclude foreign currency gains or losses. All periods prior to September 30, 2002 have been recalculated from amounts previously disclosed by Universal to be consistent with this new definition of EBITDA, as adjusted.

        Depreciation and Amortization.    Depreciation and amortization increased by $6.9 million to $21.0 million during the quarter ended June 30, 2003, compared to $14.1 million during the quarter ended June 30, 2002. The depreciation expense increase was due to the recording of a full three months of depreciation of fiscal year 2003 capital additions and capitalized overhauls and due to the inclusion of additional compression equipment on Universal's balance sheet as of December 31, 2002 as a result of the consolidation of the operating lease facilities. Depreciation expense related to these operating lease facilities began January 1, 2003. These increases in deprecation expense were partially offset by the change in estimated useful lives of the compressor fleet discussed below.

        In fiscal year 2003, Universal evaluated the estimated useful lives used for book depreciation purposes for the compressor fleet with the assistance of an independent equipment valuation firm. This equipment study evaluated the compressor units based upon equipment type, key components and industry experience of the actual useful life in the field. Based upon the findings of the study, the estimated useful lives of the majority of existing compressor units were extended to 25 years from 15 years. In addition, a portion of the units remained at the previous 15 years or less and a portion of the units were extended to 30 years. The change in useful lives was effective January 1, 2003.

        Operating Lease Expense.    Operating lease expense related to the operating lease facilities decreased to zero during the quarter ended June 30, 2003 compared to $15.3 million during the quarter ended June 30, 2002. This operating lease expense related to the operating lease facilities has been recognized as interest expense subsequent to the consolidation of the lease facilities on December 31, 2002.

        Interest Expense.    Interest expense increased $14.2 million to $19.9 million for the quarter ended June 30, 2003 from $5.7 million for the quarter ended June 30, 2002. This increase is primarily due to the consolidation of the operating lease facilities as of December 31, 2002, which resulted in the classification of operating lease expense related to the operating lease facilities subsequent to December 31, 2002 as interest expense.

        Debt Extinguishment Costs.    Debt extinguishment costs were $14.4 million due to the early extinguishment of Universal's outstanding $229.8 million 9 7/8% senior discount notes due 2008. The net proceeds from the offering by Universal of new 7 1/4% senior notes due 2010 and available funds were used to pay for the extinguishment of the 9 7/8% senior discount notes due 2008. Due to the early extinguishment of debt, Universal recognized a charge of $14.4 million resulting from the redemption and tender premiums of $12.0 million, write-off of unamortized debt issuance costs of $1.9 million and $0.5 million of other costs.

        Facility Consolidation Costs.    Facility consolidation costs were $1.4 million due to the transfer of Universal's Tulsa, Oklahoma fabrication operations to its Houston fabrication facility. Total costs related to the facility consolidation were $1.4 million during the three months ending June 30, 2003 and Universal expects total costs to be approximately $2.0 million ($1.2 million after-tax), with the remaining amount to be incurred by the end of September 30, 2003. These costs were primarily for severance and personnel costs, and relocation costs.

        Net Income (Loss).    Universal had a net loss of $2.0 million for the quarter ended June 30, 2003 compared to net income of $10.4 million for the quarter ended June 30, 2002 primarily as a result of the $14.4 million ($8.9 million after tax) of debt extinguishment costs, the $1.4 million ($0.9 million after tax) of facility consolidation costs and the $6.9 million ($4.2 million after tax) increase in depreciation and amortization expense discussed above.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to some market risk due to the floating or variable interest rates under our financing arrangements. A portion of the interest and lease payments under our financing arrangements are based on a floating rate (a base rate or LIBOR, at our option, in the case of our revolving credit facility, and LIBOR, in the case of our operating lease facilities) plus a variable amount based on our operating results. The one-month LIBOR at August 7, 2003 was 1.1%. A 1.0% increase in interest rates would result in an approximate $822,000 annual increase in our interest expense. As of June 30, 2003, approximately $82.2 million of our outstanding indebtedness and other obligations bears interest at floating rates.

        We hold interest rate swaps to manage our exposure to fluctuations in interest rates related to the $200 million ABS lease facility. At June 30, 2003, the fair market value of these interest rate swaps was a liability of approximately $19.0 million, which was recorded as a noncurrent liability. The interest rate swaps terminate in February 2013. The weighted average fixed rate of these swaps is 5.5%.

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

ITEM 6. Exhibits and Reports on Form 8-K

(a)
Exhibits.

Exhibit No.	Description
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Universal Compression Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2
Certifications of the Chief Executive Officer and Chief Financial Officer of Universal Compression, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Reports on Form 8-K.

  On April 1, 2003, the Company filed a Current Report on Form 8-K reporting the issuance of a press release announcing the appointment of J. Michael Anderson as the Company's Senior Vice President and Chief Financial Officer.

  On May 15, 2003, the Company filed a Current Report on Form 8-K reporting (i) the issuance of a press release announcing earnings for the quarter and year ended March 31, 2003 and (ii) the issuance of a press release announcing the commencement of a tender offer for Universal's $229.8 million aggregate principal amount outstanding of 9 7/8% senior discount notes due 2008.

  On May 16, 2003, the Company filed a Current Report on Form 8-K (i) reporting the issuance of a press release announcing Universal's proposed private placement of $175 million principal amount of senior notes due 2010 and (ii) setting forth certain supplemental information contained in the preliminary offering memorandum dated May 16, 2003 relating to the proposed private placement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

UNIVERSAL COMPRESSION HOLDINGS, INC.
Date: August 11, 2003	By:	/s/ J. MICHAEL ANDERSON J. Michael Anderson, Senior Vice President and Chief Financial Officer (Principal Financial Officer)
	By:	/s/ DENNIS S. BALDWIN Dennis S. Baldwin, Controller (Principal Accounting Officer)
UNIVERSAL COMPRESSION, INC.
	By:	/s/ J. MICHAEL ANDERSON J. Michael Anderson, Senior Vice President and Chief Financial Officer (Principal Financial Officer)
	By:	/s/ DENNIS S. BALDWIN Dennis S. Baldwin, Controller (Principal Accounting Officer)

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

Date: August 11, 2003	/s/ Stephen A. Snider Name: Stephen A. Snider Title: Chief Executive Officer

UNIVERSAL COMPRESSION HOLDINGS, INC.
CERTIFICATION PURSUANT TO
17 CFR 240.13a-14
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, J. Michael Anderson, certify that:

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

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c.
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
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

Date: August 11, 2003	/s/ J. Michael Anderson Name: J. Michael Anderson Title: Chief Financial Officer

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

Date: August 11, 2003	/s/ Stephen A. Snider Name: Stephen A. Snider Title: Chief Executive Officer

UNIVERSAL COMPRESSION, INC.
CERTIFICATION PURSUANT TO
17 CFR 240.15d-14
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, J. Michael Anderson, certify that:

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

Date: August 11, 2003	/s/ J. Michael Anderson Name: J. Michael Anderson Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Universal Compression Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2
Certifications of the Chief Executive Officer and Chief Financial Officer of Universal Compression, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

PART I. FINANCIAL INFORMATION
UNIVERSAL COMPRESSION HOLDINGS, INC. CONSOLIDATED BALANCE SHEETS (In thousands) (unaudited)
UNIVERSAL COMPRESSION HOLDINGS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (unaudited)
UNIVERSAL COMPRESSION HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (unaudited)
UNIVERSAL COMPRESSION HOLDINGS, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2003
UNIVERSAL COMPRESSION, INC. CONSOLIDATED BALANCE SHEETS (In thousands) (unaudited)
UNIVERSAL COMPRESSION, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands) (unaudited)
UNIVERSAL COMPRESSION, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (unaudited)
UNIVERSAL COMPRESSION, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2003
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
EXHIBIT INDEX