Form 10-Q
period 2003-12-31
UNIVERSAL COMPRESSION HOLDINGS INC; UNIVERSAL COMPRESSION INC
filed 2004-02-12
CIK 1057234, 1057233

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2003
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

As of February 9, 2004, there were 31,050,264 shares of Universal Compression Holdings, Inc.'s common stock, $0.01 par value, outstanding and 4,910 shares of Universal Compression, Inc.'s common stock, $10.00 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNIVERSAL COMPRESSION HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	December 31, 2003	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$101,542	$71,693
Accounts receivable, net of allowance for bad debts of $6,291 and $8,146 as of December 31, 2003 and March 31, 2003, respectively	102,840	77,565
Current portion of notes receivable	895	2,722
Inventories, net of reserve for obsolescence of $14,112 and $10,468 as of December 31, 2003 and March 31, 2003, respectively	90,954	91,332
Current deferred tax asset	10,890	10,890
Other	11,156	7,258

Total current assets	318,277	261,460
Contract compression equipment	1,340,023	1,316,214
Other property	113,040	106,496
Accumulated depreciation and amortization	(198,732)	(145,916)

Net property, plant and equipment	1,254,331	1,276,794
Goodwill	390,030	387,711
Notes receivable	1,524	2,555
Other non-current assets	26,273	25,367

Total assets	$1,990,435	$1,953,887

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$52,481	$43,210
Accrued liabilities	39,325	32,317
Unearned revenue	44,974	13,272
Accrued interest	17,966	9,934
Current portion of long-term debt and capital lease obligations	10,592	4,322

Total current liabilities	165,338	103,055
Capital lease obligations	1,257	3,180
Long-term debt	877,413	937,653
Non-current deferred tax liability	153,591	148,795
Derivative financial instrument used for hedging purposes	11,150	15,404
Other liabilities	1,886	1,349

Total liabilities	1,210,635	1,209,436
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock	308	308
Treasury stock	(11)	(17)
Additional paid-in capital	726,232	724,491
Deferred compensation	(1,404)	(2,009)
Other comprehensive loss	(35,010)	(48,944)
Retained earnings	89,685	70,622

Total stockholders' equity	779,800	744,451

Total liabilities and stockholders' equity	$1,990,435	$1,953,887

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Revenue:
Domestic contract compression	$71,067	$67,065	$209,983	$197,678
International contract compression	20,789	16,156	61,193	50,077
Fabrication	42,092	50,258	121,030	127,797
Aftermarket services	36,219	31,105	105,872	95,078

Total revenue	170,167	164,584	498,078	470,630
Costs and expenses:
Domestic contract compression—direct costs	25,073	24,195	76,662	71,175
International contract compression—direct costs	4,981	3,453	13,991	10,062
Fabrication—direct costs	38,480	45,576	111,649	115,504
Aftermarket services—direct costs	29,053	24,609	83,082	74,602
Depreciation and amortization	21,504	15,726	63,411	44,087
Selling, general and administrative	16,101	16,923	49,351	50,406
Operating lease	—	15,239	—	46,069
Interest expense	17,994	5,671	55,870	16,174
Debt extinguishment costs	—	—	14,397	—
Foreign currency (gain) loss	(466)	(353)	(631)	615
Other (income) loss, net	(1,630)	(411)	(2,525)	(1,301)
Facility consolidation costs	—	—	1,821	—

Total costs and expenses	151,090	150,628	467,078	427,393

Income before income taxes	19,077	13,956	31,000	43,237
Income tax expense	7,344	5,373	11,937	16,644

Net income	$11,733	$8,583	$19,063	$26,593

Weighted average common and common equivalent shares outstanding:
Basic	30,841	30,668	30,800	30,649
Diluted	31,243	30,859	31,087	30,867
Earnings per share—Basic	$0.38	$0.28	$0.62	$0.87

Earnings per share—Diluted	$0.38	$0.28	$0.61	$0.86

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended December 31,
	2003	2002
Cash flows from operating activities:
Net income	$19,063	$26,593
Adjustments to reconcile net income to cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	63,411	44,087
Loss on early extinguishment of debt	14,397	—
Gain on asset sales	(1,877)	(698)
Amortization of debt issuance costs	3,215	2,581
Amortization of deferred compensation	460	320
Accretion of discount notes	—	15,892
Deferred taxes provision	4,796	16,565
(Increase) decrease in receivables	(24,908)	19,832
Decrease in inventories	3,467	5,247
Increase in accounts payables	8,915	1,057
Increase (decrease) in accrued liabilities	8,215	(2,114)
Increase in unearned revenue	31,702	1,277
Increase in accrued interest	8,032	9,010
Other	(260)	8,188

Net cash provided by operating activities	138,628	147,837

Cash flows from investing activities:
Additions to property, plant and equipment	(68,471)	(99,148)
Proceeds from sale of property, plant and equipment	32,335	9,172
Cash paid for acquisitions	(761)	(1,536)

Net cash used in investing activities	(36,897)	(91,512)

Cash flows from financing activities:
Principal repayments of long-term debt	(229,750)	(5,818)
Proceeds from issuance of debt	175,000	—
Debt extinguishment premium and costs	(12,492)	—
Debt issuance costs	(4,640)	(3,732)
Net repayment on sale-leaseback of vehicles	—	(873)
Cash used in operating lease facility transactions	—	(1,319)
Proceeds from common stock issuance	—	152

Net cash used in financing activities	(71,882)	(11,590)

Net increase in cash and cash equivalents	29,849	44,735
Cash and cash equivalents at beginning of period	71,693	6,176

Cash and cash equivalents at end of period	$101,542	$50,911

Supplemental schedule of non-cash investing and financing activities:
Changes due to the consolidation of operating lease facilities:
Additions to property, plant and equipment	$—	$614,800

Increase in debt	$—	$707,200

Noncurrent liability assumed	$—	$15,200

Elimination of deferred gain	$—	$107,600

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

1. Basis of Presentation

        These consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Universal Compression Holdings, Inc. (the "Company") Annual Report on Form 10-K for the year ended March 31, 2003. That report contains a more comprehensive summary of the Company's major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three-month and nine-month periods ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004.

Earnings per share

        Net income per share, basic and diluted, is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per share."

        The dilutive effect of stock options outstanding for the three and nine months ended December 31, 2003, was 402,000 shares and 287,000 shares, respectively. The dilutive effect of stock options outstanding for the three and nine months ended December 31, 2002, was 191,000 shares and 218,000 shares, respectively. For the three and nine months ended December 31, 2003, outstanding stock options of 0.9 million and 1.0 million shares, respectively, were excluded from the computation of diluted earnings per share as the options' exercise prices were greater than the average market price of the common stock for such periods. For the three and nine months ended December 31, 2002, outstanding stock options of 2.2 million shares were excluded from the computation of diluted earnings per share as the options' exercise prices were greater than the average market price of the common stock for such periods.

Properties and Equipment

        In fiscal year 2003, the Company performed a study to evaluate the estimated useful lives used for book depreciation purposes for its compressor fleet. This equipment study evaluated the compressor units based upon equipment type, key components and industry experience of the actual useful life in the field. Based upon the findings of the study, the estimated useful lives of the majority of the existing compressor units were extended to 25 years from 15 years. In addition, a portion of the units remained at 15 years or less and a portion of the units were extended to 30 years. The change in useful lives was effective January 1, 2003. Had the Company depreciated all compression equipment recorded and consolidated in the Company's balance sheet as of December 31, 2003 using depreciable lives of 15 years instead of the extended estimated depreciable lives, depreciation expense would have been higher by approximately $5.7 million and $17.1 million for the three and nine months ended December 31, 2003, respectively. Further, net income would have decreased by approximately $3.5 million and $10.5 million for the three and nine months ended December 31, 2003, respectively, and earnings per diluted share would have decreased by approximately $0.11 and $0.33 for the three and nine months ended December 30, 2003, respectively.

Reclassifications

        Certain reclassifications have been made to the prior year amounts to conform to the current year classification.

Stock Options

        In electing to follow Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" for expense recognition purposes, the Company is obligated to provide the expanded disclosures required under SFAS No. 123, "Accounting for Stock Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123" for stock-based compensation granted in 1998 and thereafter. In addition, if materially different from reported results, the Company is obligated to disclose pro forma net income and earnings per share had compensation expense relating to the three months and nine months ended December 31, 2003 and 2002 grants been measured under the fair value recognition provisions of SFAS No. 123.

        No options were granted during the quarter ended December 31, 2003. The weighted-average fair value at date of grant for options granted during the nine months ended December 31, 2003 was $12.01. The weighted-average fair value at date of grant for options granted during the three months and nine months ended December 31, 2002 was $9.78. Fair values were estimated using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Expected life in years	8	8	8	8
Interest rate	3.80%	3.50%	3.80%	3.50%
Volatility	43.81%	48.85%	43.81%	48.85%
Dividend yield	0.00%	0.00%	0.00%	0.00%

        The following table summarizes results as if the Company had recorded compensation expense under the provisions of SFAS No. 123 for the three months and nine months ended December 31, 2003 and 2002 (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Additional compensation expense, net of tax	$1,162	$1,461	$3,473	$4,383
Net income:
As reported	$11,733	$8,583	$19,063	$26,593
Pro forma	$10,571	$7,122	$15,590	$22,210
Basic earnings per share:
As reported	$0.38	$0.28	$0.62	$0.87
Pro forma	$0.34	$0.23	$0.51	$0.72
Diluted earnings per share:
As reported	$0.38	$0.28	$0.61	$0.86
Pro forma	$0.34	$0.23	$0.50	$0.72

2. Recent Accounting Pronouncements

        In January 2003, the Emerging Issues Task Force (EITF) issued No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This EITF establishes the criteria for recognizing revenue in arrangements when several items are bundled into one agreement. EITF 00-21 does not allow revenue recognition unless the fair value of the undelivered element(s) is available and the element has stand-alone value to the customer. EITF 00-21 also provides guidance on allocating the total contract revenue to the individual elements based upon the available fair value of each deliverable. The implementation of this pronouncement did not have a material impact on the Company's consolidated statements of operations, cash flows or financial position.

        In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The Company adopted SFAS No. 149 on a prospective basis at its effective date on July 1, 2003. SFAS No. 149 did not have a material impact on the Company's consolidated statements of operations, cash flows or financial position.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of this statement beginning on January 1, 2004. The Company does not believe that SFAS No. 150 will have any impact on its consolidated statements of operations, cash flows or financial position.

3. Inventories, Net

        Inventories, net consisted of the following (in thousands):

	December 31, 2003	March 31, 2003
Raw materials	$62,393	$73,827
Work-in-progress	39,260	22,516
Finished goods	3,413	5,457

Total inventories	105,066	101,800
Reserve	(14,112)	(10,468)

Inventories, net	$90,954	$91,332

4. Long-Term Debt

        As of December 31, 2003, the Company had approximately $877.4 million in outstanding long-term debt obligations consisting primarily of $532.2 million outstanding under the seven-year term senior secured notes operating lease facility, consisting of 8 7/8% senior notes due 2008 and term loan due 2008, $175.0 million outstanding of 7 1/4% senior notes due 2010, and $167.1 million outstanding under the asset-backed securitization lease facility (the "ABS lease facility").

        In May 2003, Universal Compression, Inc. ("Universal"), our wholly-owned subsidiary, commenced a tender offer to purchase any and all of the remaining outstanding $229.8 million aggregate principal amount of its 9 7/8% senior discount notes due 2008 at a price equal to 104.938% of the principal amount, plus a premium of 0.412%, for notes tendered prior to the early expiration date for the tender offer. Of these notes, $169.2 million were tendered on or before the early tender date, and Universal purchased those notes on May 27, 2003. On that date, Universal called for redemption the remaining $60.6 million of its 9 7/8% senior discount notes due 2008 at 104.938% of the principal amount in accordance with the terms of the indenture relating to the notes. This redemption price was 0.412% less than the total consideration offered pursuant to the tender offer for notes tendered on or before the early tender date. During June 2003, the remaining $60.6 million of this debt was redeemed or repurchased. Due to this early extinguishment of debt, the Company recognized expenses of $14.4 million in the first quarter of fiscal year 2004 resulting primarily from the redemption and tender premiums of $12.0 million, write-off of unamortized debt issuance costs of $1.9 million and $0.5 million of other costs.

        Also in May 2003, Universal issued $175.0 million of its 7 1/4% senior notes due 2010 in a private placement. The net proceeds from the sale, together with other available funds, were used to purchase the outstanding 9 7/8% senior discount notes due 2008 as discussed above. Universal exchanged the private notes for publicly-traded notes in the second quarter of fiscal 2004.

        Maturities of long-term debt as of December 31, 2003 are as follows (in thousands):

2004	$8,231
2005	16,207
2006	16,234
2007	16,255
2008	548,461
Thereafter	280,256

Total debt	$885,644

5. Accounting for Interest Rate Swaps

        In accordance with SFAS No. 133, all derivative instruments must be recognized on the balance sheet at fair value, and changes in such fair values are recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings.

        As of December 31, 2003, the Company had interest rate swaps to convert variable interest payments related to the $175.0 million under the ABS lease facility to fixed interest payments. These swaps terminate in February 2013 and have a weighted average fixed rate of 5.5% and total notional amount of $175.0 million. As of December 31, 2002, the lessor related to the ABS lease facility became a consolidated entity and the swaps were included in the Company's consolidated financial statements. In accordance with SFAS No. 133, the Company's Balance Sheet at December 31, 2003 includes a $11.2 million noncurrent liability related to the derivative instrument.

        The swaps, which the Company has designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values were recognized in other comprehensive income or loss. Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to exactly offset changes in expected cash flows due to fluctuations in the variable rate and, therefore, the Company currently does not expect any ineffectiveness.

        The counterparty to the Company's interest rate swap agreements is a major international financial institution. The Company monitors the credit quality of this financial institution and does not expect non-performance by it.

6. Comprehensive Income

        Comprehensive income consisted of the following (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Net income	$11,733	$8,583	$19,063	$26,593
Other comprehensive income:
Interest rate swap gain	2,769	—	3,112	—
Cumulative translation adjustment	1,589	5,380	10,822	(5,561)

Comprehensive income	$16,091	$13,963	$32,997	$21,032

        For the three and nine months ended December 31, 2003 and December 31, 2002, the change in cumulative translation adjustment is primarily related to the translation of the balance sheets for the Company's Canada and Argentina subsidiaries.

7. Industry Segments

        The Company has four principal business segments: Domestic Contract Compression, International Contract Compression, Fabrication and Aftermarket Services. The domestic contract compression segment provides natural gas compression to customers in the United States. The international contract compression segment provides natural gas compression to international customers, including Canada. The fabrication segment provides services related to the design, engineering and assembly of natural gas and air compressors for sale to third parties in addition to those that the Company uses in its contract compression fleet. The aftermarket services segment sells parts and components and provides maintenance to customers who own compression equipment and customers who utilize equipment from the Company's competitors. Fabrication and aftermarket services revenue presented in the table below include only sales to third parties.

        The Company's reportable segments are strategic business units that offer distinct products and services. They are managed separately since each business segment requires different marketing strategies due to customer specifications. The Company evaluates the performance of its reportable segments based on segment gross profit. Gross profit is defined as total revenue less direct costs. The Company has no material sales between segments and, accordingly, there is no inter-segment revenue to be reported.

        The following table presents unaudited revenue and gross profit by business segment for the three-month and the nine-month periods ended December 31, 2003 and 2002 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Revenue:
Domestic contract compression	$71,067	$67,065	$209,983	$197,678
International contract compression	20,789	16,156	61,193	50,077
Fabrication	42,092	50,258	121,030	127,797
Aftermarket services	36,219	31,105	105,872	95,078

Total	$170,167	$164,584	$498,078	$470,630

Gross Profit:
Domestic contract compression	$45,994	$42,870	$133,321	$126,503
International contract compression	15,808	12,703	47,202	40,015
Fabrication	3,612	4,682	9,381	12,293
Aftermarket services	7,166	6,496	22,790	20,476

Total	$72,580	$66,751	$212,694	$199,287

        No one customer accounted for more than 10% of total revenue for any of the periods presented.

        The table below presents unaudited revenue and gross profit by geographic location for the three-month and the nine-month periods ended December 31, 2003 and 2002 (in thousands). The basis of attributing revenue and gross profit to specific geographic locations is primarily based upon the geographic location of the sale, service or where the assets are utilized.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Revenue:
United States	$121,253	$110,697	$361,731	$342,253
Canada	25,190	17,347	62,416	49,138
Latin America	16,643	17,132	52,030	48,845
Asia Pacific	7,081	19,408	21,901	30,394

Total	$170,167	$164,584	$498,078	$470,630

Gross Profit:
United States	$54,540	$49,308	$156,791	$147,334
Canada	3,576	3,285	11,707	11,426
Latin America	12,138	9,925	36,646	31,018
Asia Pacific	2,326	4,233	7,550	9,509

Total	$72,580	$66,751	$212,694	$199,287

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

9. Facility Consolidation Costs

        On April 28, 2003, the Company announced the transfer of substantially all of its fabrication activities based in Tulsa, Oklahoma to its existing facility in Houston, Texas. Engineering, production and related support functions were consolidated with Houston-based functions. The consolidation of the engineering and production functions is expected to improve process controls and enhance product quality to realize greater efficiency and profitability. The Company did not incur additional costs related to this consolidation during the three months ended December 31, 2003 and the Company does not expect to incur additional facility consolidation costs during the two-year period ending September 30, 2005. Total costs related to the facility consolidation were $1.8 million during the nine months ended December 31, 2003 and are shown separately as facility consolidation costs in the consolidated statements of operations. The costs incurred were related to the fabrication segment. See below for further details of the costs incurred (in thousands):

Nine Months Ended December 31, 2003
Severance and personnel costs	$1,131
Relocation costs	289
Other costs	401

Total facility consolidation costs	$1,821

UNIVERSAL COMPRESSION, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	December 31, 2003	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$101,542	$71,693
Accounts receivable, net of allowance for bad debts of $6,291 and $8,146 as of December 31, 2003 and March 31, 2003, respectively	102,840	77,565
Current portion of notes receivable	895	2,722
Inventories, net of reserve for obsolescence of $14,112 and $10,468 as of December 31, 2003 and March 31, 2003, respectively	90,954	91,332
Current deferred tax asset	10,890	10,890
Other	11,156	7,108

Total current assets	318,277	261,310
Contract compression equipment	1,340,023	1,316,214
Other property	113,040	106,496
Accumulated depreciation and amortization	(198,732)	(145,916)

Net property, plant and equipment	1,254,331	1,276,794
Goodwill	390,030	387,480
Notes receivable	1,524	2,555
Other non-current assets	26,273	25,367

Total assets	$1,990,435	$1,953,506

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable, trade	$52,481	$43,210
Accrued liabilities	39,325	32,513
Unearned revenue	44,974	13,272
Accrued interest	17,966	9,934
Current portion of long-term debt and capital lease obligations	10,592	4,322

Total current liabilities	165,338	103,251
Capital lease obligations	1,257	3,180
Long-term debt	877,413	937,653
Non-current deferred tax liability	153,591	153,166
Derivative financial instrument used for hedging purposes	11,150	15,404
Other liabilities	1,886	1,349

Total liabilities	1,210,635	1,214,003
Commitments and contingencies (Note 8)
Stockholder's equity:
Common stock	49	49
Additional paid-in capital	717,649	710,349
Other comprehensive loss	(35,010)	(48,944)
Retained earnings	97,112	78,049

Total stockholder's equity	779,800	739,503

Total liabilities and stockholder's equity	$1,990,435	$1,953,506

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Revenue:
Domestic contract compression	$71,067	$67,065	$209,983	$197,678
International contract compression	20,789	16,156	61,193	50,077
Fabrication	42,092	50,258	121,030	127,797
Aftermarket services	36,219	31,105	105,872	95,078

Total revenue	170,167	164,584	498,078	470,630
Costs and expenses:
Domestic contract compression—direct costs	25,073	24,195	76,662	71,175
International contract compression—direct costs	4,981	3,453	13,991	10,062
Fabrication—direct costs	38,480	45,576	111,649	115,504
Aftermarket services—direct costs	29,053	24,609	83,082	74,602
Depreciation and amortization	21,504	15,726	63,411	44,087
Selling, general and administrative	16,101	16,923	49,351	50,406
Operating lease	—	15,239	—	46,069
Interest expense	17,994	5,671	55,870	16,174
Debt extinguishment costs	—	—	14,397	—
Foreign currency (gain) loss	(466)	(353)	(631)	615
Other (income) loss, net	(1,630)	(411)	(2,525)	(1,301)
Facility consolidation costs	—	—	1,821	—

Total costs and expenses	151,090	150,628	467,078	427,393

Income before income taxes	19,077	13,956	31,000	43,237
Income tax expense	7,344	5,373	11,937	16,644

Net income	$11,733	$8,583	$19,063	$26,593

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended December 31,
	2003	2002
Cash flows from operating activities:
Net income	$19,063	$26,593
Adjustments to reconcile net income to cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	63,411	44,087
Loss on early extinguishment of debt	14,397	—
Gain on asset sales	(1,877)	(698)
Amortization of debt issuance costs	3,215	2,581
Accretion of discount notes	—	15,892
Deferred taxes provision	4,796	16,565
(Increase) decrease in receivables	(24,908)	19,832
Decrease in inventories	3,467	5,247
Increase in accounts payable	8,915	3,051
Increase (decrease) in accrued liabilities	8,675	(2,114)
Increase in unearned revenue	31,702	1,277
Increase in accrued interest	8,032	9,010
Other	(260)	6,666

Net cash provided by operating activities	138,628	147,989

Cash flows from investing activities:
Additions to property, plant and equipment	(68,471)	(99,148)
Proceeds from sale of property, plant and equipment	32,335	9,172
Cash paid for acquisitions	(761)	(1,536)

Net cash used in investing activities	(36,897)	(91,512)

Cash flows from financing activities:
Principal repayments of long-term debt	(229,750)	(5,818)
Proceeds from issuance of debt	175,000	—
Debt extinguishment premium and costs	(12,492)	—
Debt issuance costs	(4,640)	(3,732)
Cash used in operating lease facility transactions	—	(1,319)
Net repayment on sale-leaseback of vehicles	—	(873)

Net cash used in financing activities	(71,882)	(11,742)

Net increase in cash and cash equivalents	29,849	44,735
Cash and cash equivalents at beginning of period	71,693	6,176

Cash and cash equivalents at end of period	$101,542	$50,911

Supplemental schedule of non-cash investing and financing activities:
Changes due to the consolidation of operating lease facilities:
Additions to property, plant and equipment	$—	$614,800

Increase in debt	$—	$707,200

Noncurrent liability assumed	$—	$15,200

Elimination of deferred gain	$—	$107,600

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

1. Basis of Presentation

        These consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Universal Compression, Inc. ("Universal") Annual Report on Form 10-K for the year ended March 31, 2003. That report contains a more comprehensive summary of Universal's major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of Universal and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three-month and nine-month periods ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004.

Properties and Equipment

        In fiscal year 2003, Universal performed a study to evaluate the estimated useful lives used for book depreciation purposes for its compressor fleet. This equipment study evaluated the compressor units based upon equipment type, key components and industry experience of the actual useful life in the field. Based upon the findings of the study, the estimated useful lives of the majority of the existing compressor units were extended to 25 years from 15 years. In addition, a portion of the units remained at 15 years or less and a portion of the units were extended to 30 years. The change in useful lives was effective January 1, 2003. Had Universal depreciated all compression equipment recorded and consolidated in the balance sheet as of December 31, 2003 using depreciable lives of 15 years instead of the extended estimated depreciable lives, depreciation expense would have been higher by approximately $5.7 million and $17.1 million for the three and nine months ended December 31, 2003, respectively. Further, net income would have decreased by approximately $3.5 million and $10.5 million for the three and nine months ended December 31, 2003, respectively.

Reclassifications

        Certain reclassifications have been made to the prior year amounts to conform to the current year classification.

2. Recent Accounting Pronouncements

        In January 2003, the Emerging Issues Task Force (EITF) issued No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This EITF establishes the criteria for recognizing revenue in arrangements when several items are bundled into one agreement. EITF 00-21 does not allow revenue recognition unless the fair value of the undelivered element(s) is available and the element has stand-alone value to the customer. EITF 00-21 also provides guidance on allocating the total contract revenue to the individual elements based upon the available fair value of each deliverable. The implementation of this pronouncement did not have a material impact on Universal's consolidated statements of operations, cash flows or financial position.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after

June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. Universal adopted SFAS No. 149 on a prospective basis at its effective date on July 1, 2003. SFAS No. 149 did not have a material impact on Universal's consolidated statements of operations, cash flows or financial position.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of this statement beginning on January 1, 2004. Universal does not believe that SFAS No. 150 will have any impact on its consolidated statements of operations, cash flows or financial position.

3. Inventories, Net

        Inventories, net consisted of the following (in thousands):

	December 31, 2003	March 31, 2003
Raw materials	$62,393	$73,827
Work-in-progress	39,260	22,516
Finished goods	3,413	5,457

Total inventories	105,066	101,800
Reserve	(14,112)	(10,468)

Inventories, net	$90,954	$91,332

4. Long-Term Debt

        As of December 31, 2003, Universal had approximately $877.4 million in outstanding long-term debt obligations consisting primarily of $532.2 million outstanding under the seven-year term senior secured notes operating lease facility, consisting of 8 7/8% senior notes due 2008, and term loan due 2008, $175.0 million outstanding of 7 1/4% senior notes due 2010, and $167.1 million outstanding under the asset-backed securitization lease facility (the "ABS lease facility").

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

        Also in May 2003, Universal issued $175.0 million of its 7 1/4% senior notes due 2010 in a private placement. The net proceeds from the sale, together with other available funds, were used to purchase the outstanding 9 7/8% senior discount notes due 2008 as discussed above. Universal exchanged the private notes for publicly-traded notes in the second quarter of fiscal 2004.

        Maturities of long-term debt as of December 31, 2003 are as follows (in thousands):

2004	$8,231
2005	16,207
2006	16,234
2007	16,255
2008	548,461
Thereafter	280,256

Total debt	$885,644

5. Accounting for Interest Rate Swaps

        In accordance with SFAS No. 133, all derivative instruments must be recognized on the balance sheet at fair value, and changes in such fair values are recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings.

        As of December 31, 2003, Universal had interest rate swaps to convert variable interest payments related to the $175.0 million under the ABS lease facility to fixed interest payments. These swaps terminate in February 2013 and have a weighted average fixed rate of 5.5% and total notional amount of $175.0 million. As of December 31, 2002, the lessor related to the ABS lease facility became a consolidated entity and the swaps were included in Universal's consolidated financial statements. In accordance with SFAS No. 133, Universal's Balance Sheet at December 31, 2003 includes a $11.2 million noncurrent liability related to the derivative instrument.

        The swaps, which Universal has designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values were recognized in other comprehensive income or loss. Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to exactly offset changes in expected cash flows due to fluctuations in the variable rate and, therefore, Universal currently does not expect any ineffectiveness.

        The counterparty to Universal's interest rate swap agreements is a major international financial institution. Universal monitors the credit quality of this financial institution and does not expect non-performance by it.

6. Comprehensive Income

        Comprehensive income consisted of the following (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Net income	$11,733	$8,583	$19,063	$26,593
Other comprehensive income:
Interest rate swap gain	2,769	—	3,112	—
Cumulative translation adjustment	1,589	5,380	10,822	(5,561)

Comprehensive income	$16,091	$13,963	$32,997	$21,032

        For the three and nine months ended December 31, 2003 and December 31, 2002, the change in cumulative translation adjustment is primarily related to the translation of the balance sheets for Universal's Canada and Argentina subsidiaries.

7. Industry Segments

        Universal has four principal business segments: Domestic Contract Compression, International Contract Compression, Fabrication and Aftermarket Services. The domestic contract compression segment provides natural gas compression to customers in the United States. The international contract compression segment provides natural gas compression to international customers, including Canada. The fabrication segment provides services related to the design, engineering and assembly of natural gas and air compressors for sale to third parties in addition to those that Universal uses in its contract compression fleet. The aftermarket services segment sells parts and components and provides maintenance to customers who own compression equipment and customers who utilize equipment from Universal's competitors. Fabrication and aftermarket services revenue presented in the table below include only sales to third parties.

        Universal's reportable segments are strategic business units that offer distinct products and services. They are managed separately since each business segment requires different marketing strategies due to customer specifications. Universal evaluates the performance of its reportable segments based on segment gross profit. Gross profit is defined as total revenue less direct costs. Universal has no material sales between segments and, accordingly, there is no inter-segment revenue to be reported.

        The following table presents unaudited revenue and gross profit by business segment for the three-month and the nine-month periods ended December 31, 2003 and 2002 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Revenue:
Domestic contract compression	$71,067	$67,065	$209,983	$197,678
International contract compression	20,789	16,156	61,193	50,077
Fabrication	42,092	50,258	121,030	127,797
Aftermarket services	36,219	31,105	105,872	95,078

Total	$170,167	$164,584	$498,078	$470,630

Gross Profit:
Domestic contract compression	$45,994	$42,870	$133,321	$126,503
International contract compression	15,808	12,703	47,202	40,015
Fabrication	3,612	4,682	9,381	12,293
Aftermarket services	7,166	6,496	22,790	20,476

Total	$72,580	$66,751	$212,694	$199,287

        No one customer accounted for more than 10% of total revenue for any of the periods presented.

        The table below presents unaudited revenue and gross profit by geographic location for the three-month and the nine-month periods ended December 31, 2003 and 2002 (in thousands). The basis of attributing revenue and gross profit to specific geographic locations is primarily based upon the geographic location of the sale, service or where the assets are utilized.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Revenue:
United States	$121,253	$110,697	$361,731	$342,253
Canada	25,190	17,347	62,416	49,138
Latin America	16,643	17,132	52,030	48,845
Asia Pacific	7,081	19,408	21,901	30,394

Total	$170,167	$164,584	$498,078	$470,630

Gross Margin:
United States	$54,540	$49,308	$156,791	$147,334
Canada	3,576	3,285	11,707	11,426
Latin America	12,138	9,925	36,646	31,018
Asia Pacific	2,326	4,233	7,550	9,509

Total	$72,580	$66,751	$212,694	$199,287

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

9. Facility Consolidation Costs

        On April 28, 2003, Universal announced the transfer of substantially all of its fabrication activities based in Tulsa, Oklahoma to its existing facility in Houston, Texas. Engineering, production and related support functions were consolidated with Houston-based functions. The consolidation of the engineering and production functions is expected to improve process controls and enhance product quality to realize greater efficiency and profitability. Universal did not incur additional costs related to this consolidation during the three months ended December 31, 2003 and Universal does not expect to incur additional facility consolidation costs during the two-year period ending September 30, 2005. Total costs related to the facility consolidation were $1.8 million during the nine months ended December 31, 2003 and are shown separately as facility consolidation costs in the consolidated statements of operations. The costs incurred were related to the fabrication segment. See below for further details of the costs incurred (in thousands):

Nine Months Ended December 31, 2003
Severance and personnel costs	$1,131
Relocation costs	289
Other costs	401

Total facility consolidation costs	$1,821

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The terms "our," "Company," "we" and "us" when used in this report refer to Universal Compression Holdings, Inc. and its subsidiaries, including Universal Compression, Inc., as a combined entity, and its predecessors, except where it is made clear that such term means only the parent company. The term "Universal" refers to Universal Compression, Inc. and its subsidiaries, as a combined entity.

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

  •
  anticipated cost savings, future revenue, gross profits, EBITDA, as adjusted and other financial or operational measures related to our business and our primary business segments;

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

General

        The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements, and the notes thereto, appearing elsewhere in this report, as well as the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended March 31, 2003. See "Item 1. Financial Statements—footnote 1, Basis of Presentation" in this report.

UNIVERSAL COMPRESSION HOLDINGS, INC.

Financial Highlights

        Net income for the three months ended December 31, 2003 was higher by $3.2 million, or 36.7%, than net income for the prior year period. Net income for the nine months ended December 31, 2003 was lower by $7.5 million, or 28.3%, than net income for the prior year period. Significant items for the three-and nine-month periods follow:

  •
  Higher Revenue. Compared to the prior year periods, total revenue was higher by $5.6 million, or 3.4%, for the three months ended December 31, 2003, and by $27.4 million, or 5.8%, for the nine months ended December 31, 2003. The increase in revenue for both the three-and the nine-month periods was due to higher revenue in domestic contract compression, international contract compression and aftermarket services, partially offset by lower revenue for the fabrication segment.

  •
  Lower Combined Operating Lease and Interest Expense. Compared to the prior year periods, on a combined basis, these items were lower by $2.9 million, or 13.9%, for the three months ended December 31, 2003, and by $6.4 million, or 10.2%, for the nine months ended December 31, 2003, primarily as a result of the Company's refinancing of $175.0 million of long-term debt in May 2003, which both reduced the amount of the Company's long-term debt outstanding and lowered the interest rate on that debt.

  •
  Gains from Sales Due to Customer Purchase Option Exercises. Other income of $1.6 million for the three months ended December 31, 2003, and of $2.5 million for the nine months ended December 31, 2003, was primarily comprised of gains from the sale of contract compression equipment due to customers exercising purchase options.

  •
  Higher Depreciation and Amortization Expense. Partially offsetting the Company's higher revenue, depreciation and amortization expense, compared to the prior year periods, was higher by

    $5.8 million, or 36.7%, for the three months ended December 31, 2003, and by $19.3 million, or 43.8%, for the nine months ended December 31, 2003, due primarily to the inclusion of additional compression equipment on the Company's balance sheet as of December 31, 2002.

  •
  Debt Extinguishment Costs. Further offsetting the Company's higher revenue, the nine-month results include debt extinguishment costs of $14.4 million as a result of the Company's May 2003 refinancing activity.

Operating Highlights

        The higher revenue for the three- and nine-month periods is attributable to increased industry activity and customer demand, which resulted in higher utilization in both of the domestic and international contract compression fleets and increased sales in the aftermarket services business. The following table summarizes total available horsepower, average contracted horsepower, horsepower utilization percentages and fabrication backlog.

	Three Months Ended			Nine Months Ended
	December 31, 2003	September 30, 2003	December 31, 2002	December 31, 2003	December 31, 2002
	(horsepower in thousands)			(horsepower in thousands)
Total Available Horsepower (at period end):
Domestic contract compression	1,900	1,936	1,960	1,900	1,960
International contract compression	401	410	374	401	374

Total	2,301	2,346	2,334	2,301	2,334

Average Contracted Horsepower:
Domestic contract compression	1,661	1,662	1,625	1,652	1,593
International contract compression	363	364	319	356	309

Total	2,024	2,026	1,944	2,008	1,902

Horsepower Utilization:
Spot (at period end)	87.0%	86.9%	83.6%	87.0%	83.6%
Average	86.9%	85.9%	83.4%	85.6%	83.4%
	December 31, 2003	September 30, 2003	December 31, 2002
	(in millions)
Fabrication Backlog	$91.6	$100.5	$56.3

        Domestic average contracted horsepower increased by 2.4% for the quarter ended December 31, 2003 compared to the prior year quarter and by 3.7% for the nine months ended December 31, 2003 compared to the same prior year period. International average contracted horsepower increased by 13.8% for the quarter ended December 31, 2003 compared to the prior year quarter and by 15.2% for the nine months ended December 31, 2003 compared to the same prior year period. These increases were primarily attributable to higher customer demand.

        The decrease in total horsepower for the quarter ended December 31, 2003 from September 30, 2003 was primarily attributable to the sale of units totaling approximately 27,000 horsepower domestically and 11,000 horsepower internationally to customers exercising purchase options on the compression equipment.

        The backlog of fabrication projects at February 9, 2004 was approximately $96.6 million. A majority of the backlog is expected to be completed within a 180-day period.

Financial Results of Operations

  Three months ended December 31, 2003 compared to three months ended December 31, 2002

        The following table summarizes the results of operations:

	Three Months Ended December 31,
	2003	2002
	(dollars in thousands)
Revenue:
Domestic contract compression	$71,067	$67,065
% of revenue	41.8%	40.7%
International contract compression	$20,789	$16,156
% of revenue	12.2%	9.8%
Fabrication	$42,092	$50,258
% of revenue	24.7%	30.5%
Aftermarket services	$36,219	$31,105
% of revenue	21.3%	18.9%

Total Revenue	$170,167	$164,584
Gross Profit:
Domestic contract compression	$45,994	$42,870
International contract compression	15,808	12,703
Fabrication	3,612	4,682
Aftermarket services	7,166	6,496

Total Gross Profit	$72,580	$66,751
Gross Margin:
Domestic contract compression	64.7%	63.9%
International contract compression	76.0%	78.6%
Fabrication	8.6%	9.3%
Aftermarket services	19.8%	20.9%

Total Gross Margin	42.7%	40.6%
Expenses:
Depreciation and amortization	$21,504	$15,726
Selling, general and administrative	16,101	16,923
Operating lease expense	—	15,239
Interest expense	17,994	5,671
Foreign currency (gain) loss	(466)	(353)
Other (income) loss, net	(1,630)	(411)
Income tax expense	7,344	5,373

Net income	$11,733	$8,583

        Revenue.    Domestic contract compression revenue for the quarter ended December 31, 2003 increased by $4.0 million, or 6.0%, compared to the prior year quarter due primarily to price increases and improved utilization, as discussed above, both of which contributed equally to the increase. International contract compression revenue for the quarter ended December 31, 2003 increased by $4.6 million, or 28.7%, compared to the prior year quarter primarily as a result of additional compression business in Brazil and Argentina. Revenue from aftermarket services for the quarter ended December 31, 2003 increased by $5.1 million, or 16.4%, compared to the prior year quarter. The increase was due primarily to increased customer demand in the United States and Canada.

        Revenue from fabrication for the quarter ended December 31, 2003 decreased by $8.2 million, or 16.2%, compared to the prior year quarter. Most of this decrease was due to large projects for customers in the Asia Pacific region in the prior period. Revenue from fabrication fluctuates quarter to quarter due to the timing of receipt of orders placed by customers and due to the timing of recognition of revenue, which generally occurs at time of shipment.

        EBITDA, as adjusted.    The following table reconciles EBITDA, as adjusted, to net income:

	Three Months Ended December 31,
	2003	2002
	(in thousands)
EBITDA, as adjusted	$58,109	$50,239
Depreciation and amortization	(21,504)	(15,726)
Operating lease expense	—	(15,239)
Interest expense	(17,994)	(5,671)
Foreign currency gain	466	353
Facility consolidation costs	—	—
Income tax expense	(7,344)	(5,373)

Net income	$11,733	$8,583

        EBITDA, as adjusted, for the quarter ended December 31, 2003 increased $7.9 million, or 15.7%, compared to the prior year quarter primarily due to the increases in revenue for contract compression discussed above and an increase in other income of $1.2 million largely resulting from gains related to customers exercising purchase options on compression equipment.

        EBITDA, as adjusted, is defined as net income plus income taxes, interest expense (including debt extinguishment costs), operating lease expense, management fees, depreciation and amortization, foreign currency gains or losses, excluding non-recurring items (including facility consolidation costs) and extraordinary gains or losses. Beginning with the quarter ended September 30, 2002, the Company changed its definition of EBITDA, as adjusted, to exclude foreign currency gains or losses. All periods prior to September 30, 2002 have been recalculated from amounts previously disclosed by the Company to be consistent with this new definition of EBITDA, as adjusted.

        EBITDA, as adjusted, represents a measure upon which management assesses financial performance and as such we believe that the generally accepted accounting principle ("GAAP") financial measure most directly comparable to it is net income or net loss. In calculating EBITDA, as adjusted, we exclude from net income or net loss the financial items that we believe have less significance to the day-to-day operation of our business and on-going profitability. EBITDA, as adjusted, is used by our management as a supplemental financial measure to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliations, we believe provides a more complete understanding of the financial performance of our core operations than the GAAP results alone. We also regularly communicate our EBITDA, as adjusted, to the public because it is one of the financial measures commonly used by our investor base and analysts that cover our industry and company to evaluate our performance and relative valuation. We understand that analysts and investors regularly rely on non-GAAP financial measures, such as EBITDA, as adjusted, to provide a financial measure by which to compare a company's assessment of its operating performance and valuation against that of other companies in the same industry. We believe disclosure of this non-GAAP measure provides useful information to investors because, when viewed with our GAAP results and accompanying reconciliations, it provides a more complete understanding of our core operations than GAAP results alone. This is the case because this non-GAAP financial measure excludes from earnings financial and other items that have less bearing on operating performance.

        EBITDA, as adjusted, has certain material limitations associated with its use as compared to net income. These limitations are primarily due to the measure's exclusion of certain amounts, including interest expense, income tax expense, depreciation and amortization, and other costs, each of which amounts are material to the Company's consolidated results of operations. Further, the measure has a limitation in that it is not a measure of liquidity or of cash flows because it excludes interest payments and changes in working capital accounts. Management compensates for these limitations by using it as a supplemental measure to other GAAP results to provide a more complete understanding of our core operations without considering financial and other items that have less bearing on operating performance.

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

        Those items that are excluded from net income to calculate EBITDA, as adjusted, are useful and significant to an investor and therefore are disclosed on the face of the consolidated statement of operations. One of these items, as noted in the reconciliation above, is facility consolidation costs. We do not expect to have similar costs to recur within the two-year period ending September 30, 2005.

        Depreciation and Amortization.    Depreciation and amortization for the quarter ended December 31, 2003 increased by $5.8 million, or 36.7%, compared to the prior year quarter due primarily to the inclusion of additional compression equipment on the balance sheet as of December 31, 2002 as a result of the consolidation of the operating lease facilities and due to the recording of depreciation related to capital additions. Depreciation expense related to such equipment began January 1, 2003. The increases in depreciation expense were partially offset by the change in estimated useful lives of the compressor fleet discussed below.

        In fiscal year 2003, we performed a study to evaluate the estimated useful lives used for book depreciation purposes for our compressor fleet. This equipment study evaluated the compressor units based upon equipment type, key components and industry experience of the actual useful life in the field. Based upon the findings of the study, the estimated useful lives of the majority of our existing compressor units were extended to 25 years from 15 years. In addition, a portion of the units remained at the previous 15 years or less and a portion of the units were extended to 30 years. The change in useful lives was effective January 1, 2003.

        Combined Operating Lease Expense and Interest Expense.    Taking into account the effect of the consolidation of the lease facilities on December 31, 2002, the combined operating lease expense and interest expense, for the quarter ended December 31, 2003 decreased by $2.9 million, or 13.9%. This decrease is primarily attributable to May 2003 refinancing activities, which reduced outstanding long-term debt by approximately $55.0 million and lowered the interest rate on $175.0 million of indebtedness.

        Operating Lease Expense.    As a result of the consolidation of the lease facilities, there was no operating lease expense related to the operating lease facilities during the quarter ended December 31, 2003 compared to $15.2 million for the prior year quarter. The operating lease expense related to the operating lease facilities has been recognized as interest expense subsequent to the consolidation of the lease facilities on December 31, 2002.

        Interest Expense.    Interest expense for the quarter ended December 31, 2003 increased by $12.3 million compared to the prior year quarter. This increase is primarily due to the consolidation of the operating lease facilities as of December 31, 2002, which resulted in the classification of operating lease expense related to the operating lease facilities as interest expense subsequent to December 31, 2002.

        Other Income, Net.    Other income, net of other expenses, of $1.6 million is primarily comprised of gains from the sale of domestic contract compression equipment due to customers exercising purchase options.

Nine months ended December 31, 2003 compared to nine months ended December 31, 2002

        The following table summarizes the results of operations:

	Nine Months Ended December 31,
	2003	2002
	(dollars in thousands)
Revenue:
Domestic contract compression	$209,983	$197,678
% of revenue	42.1%	42.0%
International contract compression	$61,193	$50,077
% of revenue	12.3%	10.6%
Fabrication	$121,030	$127,797
% of revenue	24.3%	27.1%
Aftermarket services	$105,872	$95,078
% of revenue	21.3%	20.2%

Total Revenue	$498,078	$470,630
Gross Profit:
Domestic contract compression	$133,321	$126,503
International contract compression	47,202	40,015
Fabrication	9,381	12,293
Aftermarket services	22,790	20,476

Total Gross Profit	$212,694	$199,287
Gross Margin:
Domestic contract compression	63.5%	64.0%
International contract compression	77.1%	79.9%
Fabrication	7.8%	9.6%
Aftermarket services	21.5%	21.5%

Total Gross Margin	42.7%	42.3%
Expenses:
Depreciation and amortization	$63,411	$44,087
Selling, general and administrative	49,351	50,406
Operating lease expense	—	46,069
Interest expense	55,870	16,174
Foreign currency (gain) loss	(631)	615
Other (income) loss, net	(2,525)	(1,301)
Debt extinguishment costs	14,397	—
Facility consolidation costs	1,821	—
Income tax expense	11,937	16,644

Net income	$19,063	$26,593

        Revenue.    Domestic contract compression revenue for the nine months ended December 31, 2003 increased by $12.3 million, or 6.2%, compared to the same period in the prior year due primarily to improved utilization, which contributed approximately $7.0 million to the revenue increase, and to price increases which contributed approximately $5.0 million to the revenue increase. International contract compression revenue for the nine months ended increased by $11.1 million, or 22.2%, compared to the same period in the prior year primarily as a result of additional compression business in Brazil and Argentina, in addition to the expansion of the international contract compression fleet in Asia Pacific. Revenue from aftermarket services for the nine months ended December 31, 2003 increased by

$10.8 million or 11.4% compared to the same period in the prior year. The increase was due primarily to increased customer demand in the United States and Canada.

        Revenue from fabrication for the nine months ended December 31, 2003 decreased by $6.8 million, or 5.3%, compared to the same period in the prior year. Most of this decrease was due to large projects for customers in the Asia Pacific region in the prior period. Revenue from fabrication fluctuates quarter to quarter due to the timing of receipt of orders placed by customers and due to the timing of recognition of revenue, which generally occurs at time of shipment.

        Gross Profit.    The changes to gross profit were primarily attributable to revenue variances discussed above for the international contract compression and aftermarket services segments. The increase in domestic contract compression gross profit was attributable to higher revenue as discussed above, partially offset by a $2.2 million increase in operating costs in the second fiscal quarter related to the reactivation of idle contract compression units. Fabrication gross profit decreased due to a decrease in revenue and higher costs in the first fiscal quarter primarily as a result of cost overruns related to several highly customized fabrication projects and an increase in warranty expense related to the consolidation of the Tulsa facility.

        EBITDA, as adjusted.    The following table reconciles EBITDA, as adjusted, to net income:

	Nine Months Ended December 31,
	2003	2002
	(in thousands)
EBITDA, as adjusted	$165,868	$150,182
Depreciation and amortization	(63,411)	(44,087)
Operating lease expense	—	(46,069)
Interest expense	(55,870)	(16,174)
Debt extinguishment costs	(14,397)	—
Foreign currency gain (loss)	631	(615)
Facility consolidation costs	(1,821)	—
Income tax expense	(11,937)	(16,644)

Net income	$19,063	$26,593

        EBITDA, as adjusted, for the nine months ended December 31, 2003 increased $15.7 million, or 10.4%, compared to the same period in the prior year primarily due to the increases in gross profit for the contract compression business segments discussed above and an increase in other income of $1.2 million largely resulting from gains related to customers exercising purchase options on compressor equipment. EBITDA, as adjusted, is defined and discussed under "Financial Results of Operations—Three months ended December 31, 2003 compared to three months ended December 31, 2002."

        Depreciation and Amortization.    Depreciation and amortization for the nine months ended December 31, 2003 increased by $19.3 million, or 43.8%, compared to the same period in the prior year due primarily to the inclusion of additional compression equipment on the balance sheet as of December 31, 2002 as a result of the consolidation of the operating lease facilities and due to the recording of depreciation related to capital additions. Depreciation expense related to such equipment began January 1, 2003. The increases in depreciation expense were partially offset by the change in estimated useful lives of the compressor fleet discussed below.

        In fiscal year 2003, we performed a study to evaluate the estimated useful lives used for book depreciation purposes for our compressor fleet. This equipment study evaluated the compressor units based upon equipment type, key components and industry experience of the actual useful life in the field. Based upon the findings of the study, the estimated useful lives of the majority of our existing compressor units were extended to 25 years from 15 years. In addition, a portion of the units remained at the previous 15 years or less and a portion of the units were extended to 30 years. The change in useful lives was effective January 1, 2003.

        Combined Operating Lease Expense and Interest Expense.    Taking into account the effect of the consolidation of the lease facilities on December 31, 2002, the combined operating lease expense and interest expense, for the nine months ended December 31, 2003 decreased by $6.4 million, or 10.2%. This decrease is primarily attributable to May 2003 refinancing activities, which reduced outstanding long-term debt by approximately $55.0 million and lowered the interest rate on $175.0 million of indebtedness.

        Operating Lease Expense.    As a result of the consolidation of the lease facilities, there was no operating lease expense related to the operating lease facilities during the nine months ended December 31, 2003 compared to $46.1 million for the same period in the prior year. The operating lease expense related to the operating lease facilities has been recognized as interest expense subsequent to the consolidation of the lease facilities on December 31, 2002.

        Interest Expense.    Interest expense for the nine months ended December 31, 2003 increased by $39.7 million compared to the same period in the prior year. This increase is primarily due to the consolidation of the operating lease facilities as of December 31, 2002, which resulted in the classification of operating lease expense related to the operating lease facilities as interest expense subsequent to December 31, 2002.

        Other Income, Net.    Other income, net of other expenses, of $2.5 million is primarily comprised of gains from the sale of domestic contract compression equipment due to customers exercising purchase options.

        Debt Extinguishment Costs.    Debt extinguishment costs were $14.4 million in the first nine months of the 2004 fiscal year due to the early extinguishment of Universal's outstanding $229.8 million 9 7/8% senior discount notes due 2008. The net proceeds from the offering by Universal of new 7 1/4% senior notes due 2010 and available funds were used to pay for the extinguishment of the 9 7/8% senior discount notes due 2008. Due to the early extinguishment of debt, a charge of $14.4 million was recognized resulting from the redemption and tender premiums of $12.0 million, write-off of unamortized debt issuance costs of $1.9 million and $0.5 million of other costs.

        Facility Consolidation Costs.    Facility consolidation costs related to the transfer of the Tulsa, Oklahoma fabrication operations to the Houston fabrication facility were $1.8 million during the nine months ended December 31, 2003. These costs were primarily for severance, personnel costs and relocation costs. The Company does not expect to incur additional facility consolidation costs during the two-year period ending September 30, 2005.

Liquidity and Capital Resources

        Our primary uses of cash are operating expenditures, capital expenditures and long-term debt repayments.

        Operations.    Net cash provided by operating activities exceeded net cash used in investing and financing activities by $29.8 million and $44.7 million for the nine months ended December 31, 2003 and 2002, respectively. Based on current market conditions, we expect that net cash provided by operating activities will continue to be sufficient to finance our operating expenditures, capital expenditures and debt repayments through the 2004 calendar year. Working capital, net of cash, was $51.4 million and $86.8 million at December 31, 2003 and March 31, 2003, respectively. We do not expect working capital to remain at the relatively low level of December 31, 2003 because the change was primarily attributable to an increase in our unearned revenue from customer payments on progress billings related to several large fabrication projects.

        Capital expenditures.    Capital expenditures for the nine months ended December 31, 2003 were $68.5 million consisting of $39.9 million for fleet additions, $20.5 million for compressor overhauls, $4.1 million for service trucks and $4.0 million for machinery, equipment, information technology equipment and other items. We expect capital expenditures to be approximately $90.0 to $100.0 million for the fiscal year ending March 31, 2004, including approximately $30.0 million for compression fleet maintenance capital. Historically, we have financed capital expenditures with net cash provided by operations and financing activities.

        If we were to make significant additional acquisitions for cash, we might need to obtain additional debt or equity financing.

        Long-term debt.    As of December 31, 2003, we had approximately $877.4 million in outstanding long-term debt obligations consisting primarily of $532.2 million outstanding under the seven-year term senior secured notes operating lease facility, $175.0 million outstanding of 7 1/4% senior notes due 2010, and $167.4 million outstanding under the asset-backed securitization lease facility (the "ABS lease facility"). The maturities of this debt are shown below. We expect to pay these principal payments through cash generated by operations and debt refinancing activity.

2004	$8,231
2005	16,207
2006	16,234
2007	16,255
2008	548,461
Thereafter	280,256

Total debt	$885,644

        Availability.    As of February 9, 2004, after giving effect to outstanding letters of credit under our financing documents, we had an aggregate unused credit availability of approximately $138.7 million from our revolving credit facility and our ABS lease facility.

        Refinancing activity.    In May 2003, Universal commenced a tender offer to purchase any and all of the remaining outstanding $229.8 million aggregate principal amount of its 9 7/8% senior discount notes due 2008 at a price equal to 104.938% of the principal amount, plus a premium of 0.412%, for notes tendered prior to the early expiration date for the tender offer. Of these notes, $169.2 million were tendered on or before the early tender date, and Universal purchased those notes on May 27, 2003. On that date, Universal called for redemption the remaining $60.6 million of its 9 7/8% senior discount notes due 2008 at 104.938% of the principal amount in accordance with the terms of the indenture relating to the notes. This redemption price was 0.412% less than the total consideration offered pursuant to the tender offer for notes tendered on or before the early tender date. During June 2003, the remaining $60.6 million of this debt was redeemed or repurchased.

        Also in May 2003, Universal issued $175.0 million of its 7 1/4% senior notes due 2010 in a private placement. The net proceeds from the sale, together with other available funds, were used to purchase the outstanding 9 7/8% senior discount notes due 2008 as discussed above. Universal exchanged the private notes for publicly-traded notes during the second quarter of fiscal 2004.

UNIVERSAL COMPRESSION, INC.

  Nine months ended December 31, 2003 compared to nine months ended December 31, 2002

        The following table summarizes the results of operations:

	Nine Months Ended December 31,
	2003	2002
	(dollars in thousands)
Revenue:
Domestic contract compression	$209,983	$197,678
% of revenue	42.1%	42.0%
International contract compression	$61,193	$50,077
% of revenue	12.3%	10.6%
Fabrication	$121,030	$127,797
% of revenue	24.3%	27.1%
Aftermarket services	$105,872	$95,078
% of revenue	21.3%	20.2%

Total Revenue	$498,078	$470,630
Gross Profit:
Domestic contract compression	$133,321	$126,503
International contract compression	47,202	40,015
Fabrication	9,381	12,293
Aftermarket services	22,790	20,476

Total Gross Profit	$212,694	$199,287
Gross Margin:
Domestic contract compression	63.5%	64.0%
International contract compression	77.1%	79.9%
Fabrication	7.8%	9.6%
Aftermarket services	21.5%	21.5%

Total Gross Margin	42.7%	42.3%
Expenses:
Depreciation and amortization	$63,411	$44,087
Selling, general and administrative	49,351	50,406
Operating lease expense	—	46,069
Interest expense	55,870	16,174
Foreign currency (gain) loss	(631)	615
Other (income) loss, net	(2,525)	(1,301)
Debt extinguishment costs	14,397	—
Facility consolidation costs	1,821	—
Income tax expense	11,937	16,644

Net income	$19,063	$26,593

        Revenue.    Domestic contract compression revenue for the nine months ended December 31, 2003 increased by $12.3 million, or 6.2%, compared to the same period in the prior year due primarily to improved utilization, which contributed approximately $7.0 million to the revenue increase, and to price increases which contributed approximately $5.0 million to the revenue increase. International contract compression revenue for the nine months ended increased by $11.1 million, or 22.2%, compared to the same period in the prior year primarily as a result of additional compression business in Brazil and Argentina, in addition to the expansion of the international contract compression fleet in Asia Pacific. Revenue from aftermarket services for the nine months ended December 31, 2003 increased by $10.8 million or 11.4% compared to the same period in the prior year. The increase was due primarily to increased customer demand in the United States and Canada.

        Revenue from fabrication for the nine months ended December 31, 2003 decreased by $6.8 million, or 5.3%, compared to the same period in the prior year. Most of this decrease was due to large projects for customers in the Asia Pacific region in the prior period. Revenue from fabrication fluctuates quarter to quarter due to the timing of receipt of orders placed by customers and due to the timing of recognition of revenue, which generally occurs at time of shipment.

        Gross Profit.    The changes to gross profit were primarily attributable to revenue variances discussed above for the international contract compression and aftermarket services segments. The increase in domestic contract compression gross profit was attributable to higher revenue as discussed above, partially offset by a $2.2 million increase in operating costs in the second fiscal quarter related to the reactivation of idle contract compression units. Fabrication gross profit decreased due to a decrease in revenue and higher costs in the first fiscal quarter primarily as a result of cost overruns related to several highly customized fabrication projects and an increase in warranty expense related to the consolidation of the Tulsa facility.

        EBITDA, as adjusted.    The following table reconciles EBITDA, as adjusted, to net income:

	Nine Months Ended December 31,
	2003	2002
	(in thousands)
EBITDA, as adjusted	$165,868	$150,182
Depreciation and amortization	(63,411)	(44,087)
Operating lease expense	—	(46,069)
Interest expense	(55,870)	(16,174)
Debt extinguishment costs	(14,397)	—
Foreign currency gain (loss)	631	(615)
Facility consolidation costs	(1,821)	—
Income tax expense	(11,937)	(16,644)

Net income	$19,063	$26,593

        EBITDA, as adjusted, for the nine months ended December 31, 2003 increased $15.7 million, or 10.4%, compared to the same period in the prior year primarily due to the increases in gross profit for the contract compression business segments discussed above and an increase in other income of $1.2 million largely resulting from gains related to customers exercising purchase options on compressor equipment. EBITDA, as adjusted, is defined and discussed under "Financial Results of Operations—Three months ended December 31, 2003 compared to three months ended December 31, 2002."

        Depreciation and Amortization.    Depreciation and amortization for the nine months ended December 31, 2003 increased by $19.3 million, or 43.8%, compared to the same period in the prior year due primarily to the inclusion of additional compression equipment on the balance sheet as of December 31, 2002 as a result of the consolidation of the operating lease facilities and due to the recording of depreciation related to capital additions. Depreciation expense related to such equipment began January 1, 2003. The increases in depreciation expense were partially offset by the change in estimated useful lives of the compressor fleet discussed below.

        In fiscal year 2003, Universal performed a study to evaluate the estimated useful lives used for book depreciation purposes for the compressor fleet. This equipment study evaluated the compressor units based upon equipment type, key components and industry experience of the actual useful life in the field. Based upon the findings of the study, the estimated useful lives of the majority of the existing compressor units were extended to 25 years from 15 years. In addition, a portion of the units remained at the previous 15 years or less and a portion of the units were extended to 30 years. The change in useful lives was effective January 1, 2003.

        Combined Operating Lease Expense and Interest Expense.    Taking into account the effect of the consolidation of the lease facilities on December 31, 2002, the combined operating lease expense and interest expense, for the nine months ended December 31, 2003, decreased by $6.4 million, or 10.2%. This decrease is primarily attributable to May 2003 refinancing activities, which reduced outstanding long-term debt by approximately $55.0 million and lowered the interest rate on $175.0 million of indebtedness.

        Operating Lease Expense.    As a result of the consolidation of the lease facilities, there was no operating lease expense related to the operating lease facilities during the nine months ended December 31, 2003 compared to $46.1 million for the same period in the prior year. The operating lease expense related to the operating lease facilities has been recognized as interest expense subsequent to the consolidation of the lease facilities on December 31, 2002.

        Interest Expense.    Interest expense for the nine months ended December 31, 2003 increased by $39.7 million compared to the same period in the prior year. This increase is primarily due to the consolidation of the operating lease facilities as of December 31, 2002, which resulted in the classification of operating lease expense related to the operating lease facilities as interest expense subsequent to December 31, 2002.

        Other Income, Net.    Other income, net of other expenses, of $2.5 million is primarily comprised of gains from the sale of domestic contract compression equipment due to customers exercising purchase options.

        Debt Extinguishment Costs.    Debt extinguishment costs were $14.4 million in the first nine months of the 2004 fiscal year due to the early extinguishment of Universal's outstanding $229.8 million 9 7/8% senior discount notes due 2008. The net proceeds from the offering by Universal of new 7 1/4% senior notes due 2010 and available funds were used to pay for the extinguishment of the 9 7/8% senior discount notes due 2008. Due to the early extinguishment of debt, a charge of $14.4 million was recognized resulting from the redemption and tender premiums of $12.0 million, write-off of unamortized debt issuance costs of $1.9 million and $0.5 million of other costs.

        Facility Consolidation Costs.    Facility consolidation costs related to the transfer of the Tulsa, Oklahoma fabrication operations to the Houston fabrication facility were $1.8 million during the nine months ended December 31, 2003. These costs were primarily for severance, personnel costs and relocation costs. Universal does not expect to incur additional facility consolidation costs during the two-year period ending September 30, 2005.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to some market risk due to the floating or variable interest rates under our financing arrangements. A portion of the interest and lease payments under our financing arrangements are based on a floating rate (a base rate or LIBOR, at our option, in the case of our revolving credit facility, and LIBOR, in the case of our consolidated lease facilities) plus an applicable margin. In the case of our revolving credit facility, the margin is a variable amount from 1.5% to 2.5% based on a leverage ratio. In the case of the consolidated lease facility, the margin is a fixed 3.25%. The one-month LIBOR at February 9, 2004 was 1.1%. A 1.0% increase in interest rates would result in an approximate $822,000 annual increase in our interest expense. As of December 31, 2003, approximately $82.2 million of our outstanding indebtedness and other obligations bore interest at floating rates.

        We hold interest rate swaps related to the ABS lease facility. At December 31, 2003, the fair market value of these interest rate swaps was a liability of approximately $11.2 million, which was recorded as a noncurrent liability. The interest rate swaps terminate in February 2013. The weighted average fixed rate of these swaps is 5.5%.

        To minimize any significant foreign currency credit risk, we generally contractually require that payment by our customers be made in U.S. dollars. If payment is not made in U.S. dollars, we generally utilize the exchange rate into U.S. dollars on the payment date or balance payments in local currency against local expenses.

ITEM 4. Controls and Procedures

        As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), Company management, including the Chief Executive Officer and Chief Financial Officer of the Company and of Universal, evaluated as of the end of the period covered by this report, the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this report, were effective for the purpose of ensuring that material information required to be in this report is made known to Company management, including the Chief Executive Officer and Chief Financial Officer, by others on a timely basis. As required by Exchange Act Rule 13a-15(d) and Rule 15d-15(d), Company management, including the Chief Executive Officer and Chief Financial Officer of the Company and of Universal, also evaluated whether any change in the Company's internal control over financial reporting that occurred during the quarter covered by this report has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

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

ITEM 6. Exhibits and Reports on Form 8-K

(a)
Exhibits.

Exhibit No.	Description
4.1	Amendment Number 1 to Indenture, dated December 18, 2003, between BRL Universal Compression Funding I 2002, L.P., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, with respect to the ABS operating lease facility.
31.1	Certification of the Chief Executive Officer of Universal Compression Holdings, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer of Universal Compression Holdings, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
31.3	Certification of the Chief Executive Officer of Universal Compression, Inc. pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.
31.4	Certification of the Chief Financial Officer of Universal Compression, Inc. pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.
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
(b)
Reports on Form 8-K.

  On October 23, 2003, the Company filed a Current Report on Form 8-K reporting the issuance of a press release announcing earnings for the quarter ended September 30, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

UNIVERSAL COMPRESSION HOLDINGS, INC.
Date: February 12, 2004	By:	/s/ J. MICHAEL ANDERSON J. Michael Anderson, Senior Vice President and Chief Financial Officer (Principal Financial Officer)
	By:	/s/ DENNIS S. BALDWIN Dennis S. Baldwin, Controller (Principal Accounting Officer)
UNIVERSAL COMPRESSION, INC.
	By:	/s/ J. MICHAEL ANDERSON J. Michael Anderson, Senior Vice President and Chief Financial Officer (Principal Financial Officer)
	By:	/s/ DENNIS S. BALDWIN Dennis S. Baldwin, Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
4.1	Amendment Number 1 to Indenture, dated December 18, 2003, between BRL Universal Compression Funding I 2002, L.P., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, with respect to the ABS operating lease facility.
31.1	Certification of the Chief Executive Officer of Universal Compression Holdings, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer of Universal Compression Holdings, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
31.3	Certification of the Chief Executive Officer of Universal Compression, Inc. pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.
31.4	Certification of the Chief Financial Officer of Universal Compression, Inc. pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.
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

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. Financial Statements
UNIVERSAL COMPRESSION HOLDINGS, INC. CONSOLIDATED BALANCE SHEETS (In thousands) (unaudited)
UNIVERSAL COMPRESSION HOLDINGS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (unaudited)
UNIVERSAL COMPRESSION HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (unaudited)
UNIVERSAL COMPRESSION HOLDINGS, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2003
UNIVERSAL COMPRESSION, INC. CONSOLIDATED BALANCE SHEETS (In thousands) (unaudited)
UNIVERSAL COMPRESSION, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands) (unaudited)
UNIVERSAL COMPRESSION, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (unaudited)
UNIVERSAL COMPRESSION, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2003
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
UNIVERSAL COMPRESSION HOLDINGS, INC.
UNIVERSAL COMPRESSION, INC.
  ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
  ITEM 4. Controls and Procedures
PART II. OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 2. Changes in Securities and Use of Proceeds
  ITEM 3. Defaults Upon Senior Securities
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 5. Other Information
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX