Form 10-Q
period 2004-09-30
UNIVERSAL COMPRESSION HOLDINGS INC; UNIVERSAL COMPRESSION INC
filed 2004-11-05
CIK 1057234, 1057233

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2004
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

        As of October 28, 2004, there were 31,521,338 shares of Universal Compression Holdings, Inc.'s common stock, $0.01 par value, outstanding and 4,910 shares of Universal Compression, Inc.'s common stock, $10.00 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

UNIVERSAL COMPRESSION HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	September 30, 2004	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$28,719	$121,189
Accounts receivable, net of allowance for bad debts of $3,644 and $3,189 as of September 30, 2004 and March 31, 2004, respectively	96,405	79,587
Current portion of notes receivable	297	709
Inventories, net of reserve for obsolescence of $12,968 and $12,041 as of September 30, 2004 and March 31, 2004, respectively	93,334	89,968
Current deferred tax asset	5,819	5,819
Other	8,976	13,938

Total current assets	233,550	311,210
Contract compression equipment	1,382,063	1,344,218
Other property	133,027	117,128
Accumulated depreciation and amortization	(257,603)	(216,569)

Net property, plant and equipment	1,257,487	1,244,777
Goodwill	392,431	390,371
Notes receivable	723	444
Other non-current assets	23,326	25,649

Total assets	$1,907,517	$1,972,451

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$49,801	$44,948
Accrued liabilities	35,869	40,765
Unearned revenue	16,998	25,596
Accrued interest	9,918	10,933
Current portion of long-term debt and capital lease obligations	8,386	14,369

Total current liabilities	120,972	136,611
Capital lease obligations	483	997
Long-term debt	784,097	869,076
Non-current deferred tax liability	158,708	149,554
Derivative financial instrument used for hedging purposes	6,412	14,423
Other liabilities	4,241	2,555

Total liabilities	1,074,913	1,173,216
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock	315	313
Treasury stock	(11)	(11)
Additional paid-in capital	739,127	734,124
Deferred compensation	(2,518)	(1,256)
Other comprehensive loss	(29,693)	(35,344)
Retained earnings	125,384	101,409

Total stockholders' equity	832,604	799,235

Total liabilities and stockholders' equity	$1,907,517	$1,972,451

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Domestic contract compression	$73,178	$69,716	$144,151	$138,915
International contract compression	22,872	20,720	45,617	40,404
Fabrication	57,772	49,678	115,135	78,938
Aftermarket services	38,062	35,568	71,854	69,653

Total revenue	191,884	175,682	376,757	327,910
Costs and expenses:
Domestic contract compression—direct costs	26,798	26,965	53,062	51,589
International contract compression—direct costs	5,412	4,812	10,324	9,011
Fabrication—direct costs	51,772	44,113	105,108	73,169
Aftermarket services—direct costs	30,204	27,880	56,817	54,029
Depreciation and amortization	23,123	20,915	45,796	41,905
Selling, general and administrative	18,245	17,324	36,460	33,250
Interest expense, net	16,154	17,960	32,972	37,876
Debt extinguishment costs	—	—	475	14,397
Gain on termination of interest rate swaps	—	—	(3,197)	—
Foreign currency (gain) loss	882	884	524	(165)
Other (income) loss, net	(56)	(714)	361	(895)
Facility consolidation costs	—	417	—	1,821

Total costs and expenses	172,534	160,556	338,702	315,987

Income before income taxes	19,350	15,126	38,055	11,923
Income tax expense	7,160	5,823	14,080	4,592

Net income	$12,190	$9,303	$23,975	$7,331

Weighted average common and common equivalent shares outstanding:
Basic	31,336	30,797	31,291	30,778
Diluted	32,045	31,108	31,981	31,072
Earnings per share—Basic	$0.39	$0.30	$0.77	$0.24

Earnings per share—Diluted	$0.38	$0.30	$0.75	$0.24

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$23,975	$7,331
Adjustments to reconcile net income to cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	45,796	41,905
Non-cash gain from interest rate swap settlement	(3,197)	—
Loss on early extinguishment of debt	475	14,397
Gain (loss) on asset sales	303	(598)
Amortization of debt issuance costs	2,139	2,144
Amortization of deferred compensation	434	312
Deferred taxes provision	8,904	292
Increase in receivables	(16,199)	(14,826)
(Increase) decrease in inventories	(474)	3,206
Increase in accounts payables	4,373	1,116
Increase (decrease) in accrued liabilities	(2,126)	2,208
Increase (decrease) in unearned revenue	(8,598)	9,247
Increase (decrease) in accrued interest	(1,015)	719
Other	(90)	1,160

Net cash provided by operating activities	54,700	69,063

Cash flows from investing activities:
Additions to property, plant and equipment	(59,585)	(37,318)
Proceeds from sale of property, plant and equipment	4,659	12,252
Cash paid for acquisitions	(3,099)	(761)

Net cash used in investing activities	(58,025)	(25,827)

Cash flows from financing activities:
Principal repayments of long-term debt	(99,238)	(229,750)
Borrowings under revolving credit facility	12,000	—
Proceeds from issuance of debt	—	175,000
Debt extinguishment premium and costs	(400)	(12,492)
Interest rate swap settlement	(3,067)	—
Debt issuance costs	—	(4,640)
Proceeds from common stock issuance	2,537	—
Payments on capital lease agreements	(1,294)	—

Net cash used in financing activities	(89,462)	(71,882)

Effect of exchange rate changes on cash and cash equivalents	317	589
Net decrease in cash and cash equivalents	(92,787)	(28,646)
Cash and cash equivalents at beginning of period	121,189	71,693

Cash and cash equivalents at end of period	$28,719	$43,636

See accompanying notes to unaudited consolidated financial statements.

5

UNIVERSAL COMPRESSION HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

1.     Basis of Presentation

        These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Universal Compression Holdings, Inc. (the "Company") Annual Report on Form 10-K for the year ended March 31, 2004. That report contains a more comprehensive summary of the Company's major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three-month and six-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005.

Earnings per share

        Net income per share, basic and diluted, is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per share."

        The dilutive effect of stock options outstanding for the three and six months ended September 30, 2004 was 709,000 shares and 690,000 shares, respectively. The dilutive effect of stock options outstanding for the three and six months ended September 30, 2003, was 311,000 shares and 294,000 shares, respectively. For the three and six months ended September 30, 2004, outstanding stock options of 367,000 and 368,000 shares, respectively, were excluded from the computation of diluted earnings per share as the options' exercise prices were greater than the average market price of the common stock for such periods. For the three and six months ended September 30, 2003, outstanding stock options of 2.1 million shares were excluded from the computation of diluted earnings per share as the options' exercise prices were greater than the average market price of the common stock for such periods.

Reclassifications

        Certain reclassifications have been made to the prior year amounts to conform to the current year classification.

Stock Options

        In electing to follow Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," for expense recognition purposes, the Company is obligated to provide the expanded disclosures required under SFAS No. 123, "Accounting for Stock Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123," for stock-based compensation granted in 1998 and thereafter. In addition, if materially different from reported results, the Company is obligated to disclose pro forma net income and earnings per share had compensation expense relating to the three months and six months ended September 30, 2004 and September 30, 2003 grants been measured under the fair value recognition provisions of SFAS No. 123.

        No options were granted during the three months ended September 30, 2004 and 2003. The weighted-average fair value at date of grant for options granted during the six months ended September 30, 2004 was $14.91. The weighted-average fair value at date of grant for options granted during the six months ended September 30, 2003 was $12.01. Fair values were estimated using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Expected life in years	7	8	7	8
Interest rate	4.11%	3.70%	4.11%	3.70%
Volatility	41.80%	48.51%	41.80%	48.51%
Dividend yield	0.00%	0.00%	0.00%	0.00%

        The following table summarizes results as if the Company had recorded compensation expense under the provisions of SFAS No. 123 for the three months and six months ended September 30, 2004 and 2003 (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$12,190	$9,303	$23,975	$7,331
Additional compensation expense, net of tax	$586	$899	$1,171	$1,798

Pro forma net income	$11,604	$8,404	$22,804	$5,533
Basic earnings per share:
As reported	$0.39	$0.30	$0.77	$0.24
Pro forma	$0.37	$0.27	$0.73	$0.18
Diluted earnings per share:
As reported	$0.38	$0.30	$0.75	$0.24
Pro forma	$0.36	$0.27	$0.71	$0.18

2.     Inventories, Net

        Inventories, net consisted of the following (in thousands):

	September 30, 2004	March 31, 2004
Raw materials	$61,115	$60,064
Work-in-progress	41,632	37,510
Finished goods	3,555	4,435

Total inventories	106,302	102,009
Reserve	(12,968)	(12,041)

Inventories, net	$93,334	$89,968

3.     Long-Term Debt

        As of September 30, 2004, the Company had approximately $791.6 million in outstanding debt obligations consisting primarily of $522.2 million outstanding under the seven-year term senior secured notes operating lease facility, consisting of 8 7/8% senior notes due 2008 and a term loan due 2008, $173.5 million outstanding under the 7 1/4% senior notes due 2010, and $95.0 million outstanding under the asset-backed securitization lease facility (the "ABS lease facility").

        In the first quarter of fiscal 2004, Universal Compression, Inc. ("Universal"), our wholly-owned subsidiary, purchased or redeemed all of the outstanding $229.8 million aggregate principal amount of its 9 7/8% senior discount notes due 2008. Due to the early extinguishment of this debt, the Company recognized expenses of $14.4 million in the first quarter of fiscal year 2004 resulting primarily from the redemption and tender premiums of $12.0 million, write-off of unamortized debt issuance costs of $1.9 million and $0.5 million of other costs.

        In April 2004 Universal repurchased $5.0 million of our 8 7/8% senior notes due 2008. In June 2004, the Company paid $80.0 million to reduce the amount outstanding under the ABS lease facility.

        Maturities of long-term debt as of September 30, 2004 are as follows (in thousands):

2005	$7,456
2006	29,592
2007	29,607
2008	551,000
2009	140
Thereafter	173,759

Total debt	$791,554

4.     Accounting for Interest Rate Swaps

        In accordance with SFAS No. 133, as amended by SFAS Nos. 137 and 138 (collectively referred to as SFAS No. 133), all derivative instruments must be recognized on the balance sheet at fair value, and changes in such fair values are recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings.

        In June 2004, the Company reduced the notional amount of interest rate swaps that convert variable interest payments under the ABS lease facility to fixed interest payments in connection with a debt repayment of $80.0 million. In accordance with SFAS No. 133, the Company recorded a gain of $3.2 million to earnings that had previously been recorded in other comprehensive income as a result of the reduction in the notional amount of such interest rate swaps. As of September 30, 2004, the Company had interest rate swaps with a notional amount of $88.1 million related to the $95.0 million outstanding under the ABS lease facility. The swaps terminate in February 2013 and have a weighted average fixed rate of 5.2%. In accordance with SFAS No. 133, the Company's balance sheet at September 30, 2004 includes a $4.9 million noncurrent liability related to the interest rate swaps. The swaps, which the Company has designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values were recognized in other comprehensive income or loss. Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to exactly offset changes in expected cash flows due to fluctuations in the variable rate and, therefore, the Company currently does not expect any ineffectiveness.

        In March 2004, the Company entered into interest rate swap agreements to hedge $100.0 million of the Company's $175.0 million 7 1/4% senior notes due 2010. The swaps are used to hedge the change in fair value of the debt and, in effect, convert the fixed interest payment to a variable interest payment based on the six-month LIBOR rate. The swaps are accounted for in accordance with SFAS No. 133 and, as such, are recorded at fair value on the balance sheet. The Company's balance sheet at September 30, 2004 includes a $1.5 million noncurrent liability related to the interest rate swaps. The change in the debt's fair value is also recorded with the offset being recorded to income. The swaps, which the Company has designated as fair value hedging instruments, meet the specific hedge criteria and any changes in their fair values were recognized in income. For the quarter ended September 30, 2004, the change in the debt's fair value and the change in the swaps' fair value exactly offset and did not impact net income. Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to exactly offset changes in fair values due to fluctuations in the variable rate and, therefore, the Company currently does not expect any ineffectiveness.

        The counter parties to the Company's interest rate swap agreements are major international financial institutions. The Company monitors the credit quality of these financial institutions and does not expect non-performance by them.

5.     Comprehensive Income

        Comprehensive income consisted of the following (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net income	$12,190	$9,303	$23,975	$7,331
Other comprehensive income:
Interest rate swap gain (loss)	(1,852)	4,348	2,677	343
Cumulative translation adjustment	6,669	(1,956)	2,974	9,233

Comprehensive income	$17,007	$11,695	$29,626	$16,907

        For the three and six months ended September 30, 2004 and September 30, 2003, the change in cumulative translation adjustment is primarily related to the translation of the balance sheets for the Company's Canada and Argentina subsidiaries.

6.     Industry Segments

        The Company has four principal business segments: domestic contract compression, international contract compression, fabrication and aftermarket services. The domestic contract compression segment provides natural gas compression to customers in the United States. The international contract compression segment provides natural gas compression to international customers. The fabrication segment provides services related to the design, engineering and assembly of natural gas and air compressors for sale to third parties and for use in the Company's contract compression fleet as well as construction of turn-key installation projects. The aftermarket services segment sells parts and components and provides maintenance to customers who own compression equipment and customers who utilize equipment from the Company's competitors. Fabrication revenue presented in the table below includes only sales to third parties.

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

        The following table presents unaudited revenue and gross profit by business segment for the three-month and the six-month periods ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Domestic contract compression	$73,178	$69,716	$144,151	$138,915
International contract compression	22,872	20,720	45,617	40,404
Fabrication	57,772	49,678	115,135	78,938
Aftermarket services	38,062	35,568	71,854	69,653

Total	$191,884	$175,682	$376,757	$327,910

Gross Profit:
Domestic contract compression	$46,380	$42,751	$91,089	$87,326
International contract compression	17,460	15,908	35,293	31,393
Fabrication	6,000	5,565	10,027	5,769
Aftermarket services	7,858	7,688	15,037	15,624

Total	$77,698	$71,912	$151,446	$140,112

        No one customer accounted for more than 10% of total revenue for any of the periods presented.

        The table below presents unaudited revenue and gross profit by geographic location for the three-month and the six-month periods ended September 30, 2004 and 2003 (in thousands). The basis of attributing revenue and gross profit to specific geographic locations is primarily based upon the geographic location of the sale, service or where the assets are utilized.

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Revenue:
United States	$138,586	$124,508	$265,677	$240,476
Canada	21,922	22,129	40,979	37,226
Latin America	21,616	18,096	43,712	35,388
Asia Pacific	9,760	10,949	26,389	14,820

Total	$191,884	$175,682	$376,757	$327,910

Gross Profit:
United States	$55,612	$51,503	$107,684	$102,251
Canada	4,827	4,685	9,416	8,131
Latin America	13,941	12,601	28,009	24,507
Asia Pacific	3,318	3,123	6,337	5,223

Total	$77,698	$71,912	$151,446	$140,112

7.     Commitments and Contingencies

        In the ordinary course of business, the Company is involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the Company's consolidated financial position, operating results or cash flows.

        Except as noted in footnote 11 in the Form 10-K for the year ended March 31, 2004, the Company has no other commitments or contingent liabilities, which, in the judgment of management, would result in losses that would materially affect the Company's consolidated financial position, operating results or cash flows.

8.     Facility Consolidation Costs

        On April 28, 2003, the Company announced the transfer of substantially all of its fabrication activities based in Tulsa, Oklahoma to its existing facility in Houston, Texas. Engineering, production and related support functions were consolidated with Houston-based functions. The Company did not incur additional costs related to this consolidation during the three and six months ended September 30, 2004 and the Company does not expect to incur additional facility consolidation costs during the two-year period ending September 30, 2005. Total costs related to the facility consolidation were $0.4 and $1.8 million during the three and six months ended September 30, 2003 and are shown separately as facility consolidation costs in the consolidated statements of operations. The costs incurred were related to the fabrication segment. See below for further details of the costs incurred (in thousands):

	Three Months Ended September 30, 2003	Six Months Ended September 30, 2003
Severance and personnel costs	$197	$1,131
Relocation costs	40	289
Other costs	180	401

Total facility consolidation costs	$417	$1,821

9.     Subsequent Event

        On October 26, 2004, the Company announced that Universal Compression Canada, Limited Partnership, a subsidiary of the Company, had an agreement in principle to purchase the contract compression fleet of Hanover Canada Corporation, a subsidiary of Hanover Compressor Company. On November 2, 2004, we completed the acquisition for $56.9 million, which was funded by $50.0 million in borrowings under our revolving credit facility and $6.9 million in cash.

UNIVERSAL COMPRESSION, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	September 30, 2004	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$28,719	$121,189
Accounts receivable, net of allowance for bad debts of $3,644 and $3,189 as of September 30, 2004 and March 31, 2004, respectively	96,405	79,587
Current portion of notes receivable	297	709
Inventories, net of reserve for obsolescence of $12,968 and $12,041 as of September 30, 2004 and March 31, 2004, respectively	93,334	89,968
Current deferred tax asset	5,819	5,819
Other	8,976	13,938

Total current assets	233,550	311,210
Contract compression equipment	1,382,063	1,344,218
Other property	133,027	117,128
Accumulated depreciation and amortization	(257,603)	(216,569)

Net property, plant and equipment	1,257,487	1,244,777
Goodwill	392,431	390,371
Notes receivable	723	444
Other non-current assets	23,326	25,649

Total assets	$1,907,517	$1,972,451

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable, trade	$49,801	$44,948
Accrued liabilities	35,869	40,765
Unearned revenue	16,998	25,596
Accrued interest	9,918	10,933
Current portion of long-term debt and capital lease obligations	8,386	14,369

Total current liabilities	120,972	136,611
Capital lease obligations	483	997
Long-term debt	784,097	869,076
Non-current deferred tax liability	158,708	149,554
Derivative financial instrument used for hedging purposes	6,412	14,423
Other liabilities	4,241	2,555

Total liabilities	1,074,913	1,173,216
Commitments and contingencies (Note 7)
Stockholder's equity:
Common stock	49	49
Additional paid-in capital	729,437	725,694
Other comprehensive loss	(29,693)	(35,344)
Retained earnings	132,811	108,836

Total stockholder's equity	832,604	799,235

Total liabilities and stockholder's equity	$1,907,517	$1,972,451

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Domestic contract compression	$73,178	$69,716	$144,151	$138,915
International contract compression	22,872	20,720	45,617	40,404
Fabrication	57,772	49,678	115,135	78,938
Aftermarket services	38,062	35,568	71,854	69,653

Total revenue	191,884	175,682	376,757	327,910
Costs and expenses:
Domestic contract compression—direct costs	26,798	26,965	53,062	51,589
International contract compression—direct costs	5,412	4,812	10,324	9,011
Fabrication—direct costs	51,772	44,113	105,108	73,169
Aftermarket services—direct costs	30,204	27,880	56,817	54,029
Depreciation and amortization	23,123	20,915	45,796	41,905
Selling, general and administrative	18,245	17,324	36,460	33,250
Interest expense, net	16,154	17,960	32,972	37,876
Debt extinguishment costs	—	—	475	14,397
Gain on termination of interest rate swaps	—	—	(3,197)	—
Foreign currency (gain) loss	882	884	524	(165)
Other (income) loss, net	(56)	(714)	361	(895)
Facility consolidation costs	—	417	—	1,821

Total costs and expenses	172,534	160,556	338,702	315,987

Income before income taxes	19,350	15,126	38,055	11,923
Income tax expense	7,160	5,823	14,080	4,592

Net income	$12,190	$9,303	$23,975	$7,331

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$23,975	$7,331
Adjustments to reconcile net income to cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	45,796	41,905
Non-cash gain from interest rate swap settlement	(3,197)	—
Loss on early extinguishment of debt	475	14,397
Gain (loss) on asset sales	303	(598)
Amortization of debt issuance costs	2,139	2,144
Deferred taxes provision	8,904	292
Increase in receivables	(16,199)	(14,826)
(Increase) decrease in inventories	(474)	3,206
Increase in accounts payable	4,373	1,116
Increase (decrease) in accrued liabilities	(1,692)	2,520
Increase (decrease) in unearned revenue	(8,598)	9,247
Increase (decrease) in accrued interest	(1,015)	719
Other	(90)	1,610

Net cash provided by operating activities	54,700	69,063

Cash flows from investing activities:
Additions to property, plant and equipment	(59,585)	(37,318)
Proceeds from sale of property, plant and equipment	4,659	12,252
Cash paid for acquisitions	(3,099)	(761)

Net cash used in investing activities	(58,025)	(25,827)

Cash flows from financing activities:
Principal repayments of long-term debt	(99,238)	(229,750)
Borrowings under revolving credit facility	12,000	—
Proceeds from issuance of debt	—	175,000
Debt extinguishment premium and costs	(400)	(12,492)
Interest rate swap settlement	(3,067)	—
Debt issuance costs	—	(4,640)
Investment in subsidiary by parent	2,537	—
Payments on capital lease agreements	(1,294)	—

Net cash used in financing activities	(89,462)	(71,882)

Effect of exchange rate changes on cash and cash equivalents	317	589
Net decrease in cash and cash equivalents	(92,787)	(28,646)
Cash and cash equivalents at beginning of period	121,189	71,693

Cash and cash equivalents at end of period	$28,719	$43,636

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

1.     Basis of Presentation

        These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Universal Compression, Inc. ("Universal") Annual Report on Form 10-K for the year ended March 31, 2004. That report contains a more comprehensive summary of Universal's major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of Universal and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three-month and six-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005.

Reclassifications

        Certain reclassifications have been made to the prior year amounts to conform to the current year classification.

2.     Inventories, Net

        Inventories, net consisted of the following (in thousands):

	September 30, 2004	March 31, 2004
Raw materials	$61,115	$60,064
Work-in-progress	41,632	37,510
Finished goods	3,555	4,435

Total inventories	106,302	102,009
Reserve	(12,968)	(12,041)

Inventories, net	$93,334	$89,968

3.     Long-Term Debt

        As of September 30, 2004, Universal had approximately $791.6 million in outstanding debt obligations consisting primarily of $522.2 million outstanding under the seven-year term senior secured notes operating lease facility, consisting of 8 7/8% senior notes due 2008 and term loan due 2008, $173.5 million outstanding of 7 1/4% senior notes due 2010, and $95.0 million outstanding under the asset-backed securitization lease facility (the "ABS lease facility").

        In the first quarter of fiscal 2004, Universal purchased or redeemed all of the outstanding $229.8 million aggregate principal amount of its 9 7/8% senior discount notes due 2008. Due to the early extinguishment of this debt, Universal recognized expenses of $14.4 million in the first quarter of fiscal year 2004 resulting primarily from the redemption and tender premiums of $12.0 million, write-off of unamortized debt issuance costs of $1.9 million and $0.5 million of other costs.

        In April 2004 Universal repurchased $5.0 million of our 8 7/8% senior notes due 2008. In June 2004, Universal paid $80.0 million to reduce the amount outstanding under the ABS lease facility.

        Maturities of long-term debt as of September 30, 2004 are as follows (in thousands):

2005	$7,456
2006	29,592
2007	29,607
2008	551,000
2009	140
Thereafter	173,759

Total debt	$791,554

4.     Accounting for Interest Rate Swaps

        In accordance with SFAS No. 133, as amended by SFAS Nos. 137 and 138 (collectively referred to as SFAS No. 133), all derivative instruments must be recognized on the balance sheet at fair value, and changes in such fair values are recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings.

        In June 2004, Universal reduced the notional amount of interest rate swaps that convert variable interest payments under the ABS lease facility to fixed interest payments in connection with a debt repayment of $80.0 million. In accordance with SFAS No. 133, Universal recorded a gain of $3.2 million to earnings that had previously been recorded in other comprehensive income as a result of the reduction in the notional amount of such interest rate swaps. As of September 30, 2004, Universal had interest rate swaps with a notional amount of $88.1 million related to the $95.0 million outstanding under the ABS lease facility. The swaps terminate in February 2013 and have a weighted average fixed rate of 5.2%. In accordance with SFAS No. 133, Universal's balance sheet at September 30, 2004 includes a $4.9 million noncurrent liability related to the interest rate swap. The swaps, which Universal has designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values were recognized in other comprehensive income or loss. Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to exactly offset changes in expected cash flows due to fluctuations in the variable rate and, therefore, Universal currently does not expect any ineffectiveness.

        In March 2004, Universal entered into interest rate swap agreements to hedge $100.0 million of our $175.0 million 7 1/4% senior notes due 2010. The swaps are used to hedge the change in fair value of the debt and, in effect, convert the fixed interest payment to a variable interest payment based on the six-month LIBOR rate. The swaps are accounted for in accordance with SFAS No. 133 and, as such, are recorded at fair value on the balance sheet. Universal's balance sheet at September 30, 2004 includes a $1.5 million noncurrent liability related to the interest rate swaps. The change in the debt's fair value is also recorded with the offset being recorded to income. The swaps, which Universal has designated as fair value hedging instruments, meet the specific hedge criteria and any changes in their fair values were recognized in income. For the quarter ended September 30, 2004, the change in the debt's fair value and the change in the swaps' fair value exactly offset and did not impact net income. Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to exactly offset changes in fair values due to fluctuations in the variable rate and, therefore, Universal currently does not expect any ineffectiveness.

        The counterparties to Universal's interest rate swap agreements are major international financial institutions. Universal monitors the credit quality of these financial institutions and does not expect non-performance by them.

5.     Comprehensive Income

        Comprehensive income consisted of the following (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net income	$12,190	$9,303	$23,975	$7,331
Other comprehensive income:
Interest rate swap gain	(1,852)	4,348	2,677	343
Cumulative translation adjustment	6,669	(1,956)	2,974	9,233

Comprehensive income	$17,007	$11,695	$29,626	$16,907

        For the three and six months ended September 30, 2004 and September 30, 2003, the change in cumulative translation adjustment is primarily related to the translation of the balance sheets for Universal's Canada and Argentina subsidiaries.

6.     Industry Segments

        Universal has four principal business segments: domestic contract compression, international contract compression, fabrication and aftermarket services. The domestic contract compression segment provides natural gas compression to customers in the United States. The international contract compression segment provides natural gas compression to international customers. The fabrication segment provides services related to the design, engineering and assembly of natural gas and air compressors for sale to third parties and for use in Universal's contract compression fleet as well as construction of turn-key installation projects. The aftermarket services segment sells parts and components and provides maintenance to customers who own compression equipment and customers who utilize equipment from Universal's competitors. Fabrication revenue presented in the table below includes only sales to third parties.

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

        The following table presents unaudited revenue and gross profit by business segment for the three-month and the six-month periods ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Domestic contract compression	$73,178	$69,716	$144,151	$138,915
International contract compression	22,872	20,720	45,617	40,404
Fabrication	57,772	49,678	115,135	78,938
Aftermarket services	38,062	35,568	71,854	69,653

Total	$191,884	$175,682	$376,757	$327,910

Gross Profit:
Domestic contract compression	$46,380	$42,751	$91,089	$87,326
International contract compression	17,460	15,908	35,293	31,393
Fabrication	6,000	5,565	10,027	5,769
Aftermarket services	7,858	7,688	15,037	15,624

Total	$77,698	$71,912	$151,446	$140,112

        No one customer accounted for more than 10% of total revenue for any of the periods presented.

        The table below presents unaudited revenue and gross profit by geographic location for the three-month and the six-month periods ended September 30, 2004 and 2003 (in thousands). The basis of attributing revenue and gross profit to specific geographic locations is primarily based upon the geographic location of the sale, service or where the assets are utilized.

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Revenue:
United States	$138,586	$124,508	$265,677	$240,476
Canada	21,922	22,129	40,979	37,226
Latin America	21,616	18,096	43,712	35,388
Asia Pacific	9,760	10,949	26,389	14,820

Total	$191,884	$175,682	$376,757	$327,910

Gross Margin:
United States	$55,612	$51,503	$107,684	$102,251
Canada	4,827	4,685	9,416	8,131
Latin America	13,941	12,601	28,009	24,507
Asia Pacific	3,318	3,123	6,337	5,223

Total	$77,698	$71,912	$151,446	$140,112

7.     Commitments and Contingencies

        In the ordinary course of business, Universal is involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on Universal's consolidated financial position, operating results or cash flows.

        Except as noted in footnote 10 in the Form 10-K for the year ended March 31, 2004, Universal has no other commitments or contingent liabilities, which, in the judgment of management, would result in losses that would materially affect Universal's consolidated financial position, operating results or cash flows.

8.     Facility Consolidation Costs

        On April 28, 2003, Universal announced the transfer of substantially all of its fabrication activities based in Tulsa, Oklahoma to its existing facility in Houston, Texas. Engineering, production and related support functions were consolidated with Houston-based functions. Universal did not incur additional costs related to this consolidation during the three and six months ended September 30, 2004 and Universal does not expect to incur additional facility consolidation costs during the two-year period ending September 30, 2005. Total costs related to the facility consolidation were $0.4 and $1.8 million during the three and six months ended September 30, 2003 and are shown separately as facility consolidation costs in the consolidated statements of operations. The costs incurred were related to the fabrication segment. See below for further details of the costs incurred (in thousands):

	Three Months Ended September 30, 2003	Six Months Ended September 30, 2003
Severance and personnel costs	$197	$1,131
Relocation costs	40	289
Other costs	180	401

Total facility consolidation costs	$417	$1,821

9.     Subsequent Event

        On October 26, 2004, the Company announced that Universal Compression Canada, Limited Partnership, a subsidiary of the Company, had an agreement in principle to purchase the contract compression fleet of Hanover Canada Corporation, a subsidiary of Hanover Compressor Company. On November 2, 2004, we completed the acquisition for $56.9 million, which was funded by $50.0 million in borrowings under our revolving credit facility and $6.9 million in cash.

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

        Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. The risks related to our business described in our Annual Report on Form 10-K for the year ended March 31, 2004 under "Risk Factors" and elsewhere in this report could cause our actual results to differ from those described in, or otherwise projected or implied by, the forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

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

General

        The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements, and the notes thereto, appearing elsewhere in this report, as well as the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended March 31, 2004. See "Item 1. Financial Statements—footnote 1, Basis of Presentation" in this report.

UNIVERSAL COMPRESSION HOLDINGS, INC.

Overview

        Generally, our overall business activity and revenue increase as the demand for natural gas compression services increases. In the United States, increases in compression demand are driven by growth in the production of natural gas and by declining reservoir pressure in maturing natural gas producing fields. In international markets, increases in compression demand are driven by similar factors as in the United States as well as growth in natural gas industry infrastructure, environmental and other governmental initiatives encouraging the production and consumption of natural gas and growth in the worldwide transportation of natural gas. The demand for compression services is also driven by general increases in the demand for energy fuel stocks, including natural gas, which is generally driven by economic growth. In addition, the outsourcing of compression needs is driven by the expectation of our customers for improved operating efficiency, increased flexibility to replace compressors as field requirements change and reduced capital requirements.

Industry Conditions

        General industry conditions improved in our second quarter of fiscal 2005, as evidenced by increased industry activity and customer demand for our contract compression services. Demand remained strong for our fabrication and aftermarket services.

Financial Highlights

        Net income for the three months ended September 30, 2004 was higher by $2.9 million, or 31.0%, than net income for the prior year period. Net income for the six months ended September 30, 2004 was higher by $16.6 million than net income for the prior year period. Significant items for the three and six month periods follow:

  •
  Higher Revenue.    Compared to the prior year periods, total revenue was higher by $16.2 million, or 9.2%, for the three months ended September 30, 2004, and by $48.8 million, or 14.9%, for the six months ended September 30, 2004. The increase in revenue for both the three- and the six-month periods was due to higher revenue in all business segments led by the fabrication and domestic contract compression segments.

  •
  Lower Interest Expense.    Compared to the prior year periods, interest expense was lower by $1.8 million, or 10.1%, for the three months ended September 30, 2004, and by $4.9 million, or 13.0%, for the six months ended September 30, 2004. The decreases in interest expense resulted primarily from the Company's $80.0 million reduction in the amount outstanding under the asset-backed securitization lease facility (the "ABS lease facility") in June 2004, the lowering of interest rates resulting from entering into interest rate swap agreements in March 2004 to convert fixed interest payments to variable interest payments on $100.0 million of our $175.0 million of 7 1/4% senior notes due 2010 and the refinancing of $175.0 million of long-term debt in May 2003, which both reduced the amount of the Company's long-term debt outstanding and lowered the interest rate on that debt.

  •
  Gain on termination of interest rate swaps.    Included within net income for the six months ended September 30, 2004 is a $3.2 million gain on the termination of interest rate swaps related to the repayment of debt in June 2004.

  •
  Debt extinguishment and facility consolidation costs.    The prior year six-month period included $14.4 million of debt extinguishment costs as a result of the Company's May 2003 refinancing activity and $1.8 million of facility consolidation costs related to the transfer of substantially all of the Tulsa, Oklahoma fabrication operations to the Houston fabrication facility.

Operating Highlights

        The higher revenue for the three- and six-month periods is attributable to increased industry activity and customer demand, which resulted in higher overall utilization of our contract compression fleet and increased sales in the fabrication and aftermarket services businesses. The following table summarizes total available horsepower, average contracted horsepower, horsepower utilization percentages and fabrication backlog.

	Three Months Ended			Six Months Ended
	September 30, 2004	March 31, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(Horsepower in thousands)			(Horsepower in thousands)
Total Available Horsepower (at period end):
Domestic contract compression	1,896	1,904	1,936	1,896	1,936
International contract compression	437	417	410	437	410

Total	2,333	2,321	2,346	2,333	2,346

Average Contracted Horsepower:
Domestic contract compression	1,665	1,630	1,662	1,646	1,649
International contract compression	401	372	364	394	353

Total	2,066	2,002	2,026	2,040	2,002

Horsepower Utilization:
Spot (at period end)	89.8%	86.1%	86.9%	89.8%	86.9%
Average	88.9%	86.4%	85.9%	87.8%	85.1%
	September 30, 2004	March 31, 2004	September 30, 2003
	(In millions)
Fabrication Backlog	$65.7	$88.2	$100.5

        Domestic average contracted horsepower remained consistent for the three months and six months ended September 30, 2004 compared to the same prior year periods. International average contracted horsepower increased by 10.2% for the three months ended September 30, 2004 compared to the prior year quarter and by 11.6% for the six months ended September 30, 2004 compared to the same prior year period. These increases were primarily attributable to higher customer demand.

        The decrease in domestic available horsepower for the three months ended September 30, 2004 from September 30, 2003 was primarily attributable to the sale of units to customers exercising purchase options partially offset by additions to the fleet. The increase in international horsepower was primarily attributable to horsepower that was added in Latin America.

        Fabrication backlog fluctuates quarter to quarter due to the timing of receipt of orders placed by customers and the timing of recognition of revenue. The backlog of fabrication projects at October 26, 2004 was approximately $70.5 million. A majority of the backlog is expected to be completed within a 180-day period.

Financial Results of Operations

  Three months ended September 30, 2004 compared to three months ended September 30, 2003

        The following table summarizes the results of operations:

	Three Months Ended September 30,
	2004	2003
	(Dollars in thousands)
Revenue:
Domestic contract compression	$73,178	$69,716
% of revenue	38.2%	39.7%
International contract compression	$22,872	$20,720
% of revenue	11.9%	11.8%
Fabrication	$57,772	$49,678
% of revenue	30.1%	28.3%
Aftermarket services	$38,062	$35,568
% of revenue	19.8%	20.2%

Total Revenue	$191,884	$175,682
Gross Profit:
Domestic contract compression	$46,380	$42,751
International contract compression	17,460	15,908
Fabrication	6,000	5,565
Aftermarket services	7,858	7,688

Total Gross Profit	$77,698	$71,912
Gross Margin:
Domestic contract compression	63.4%	61.3%
International contract compression	76.3%	76.8%
Fabrication	10.4%	11.2%
Aftermarket services	20.6%	21.6%

Total Gross Margin	40.5%	40.9%
Expenses:
Depreciation and amortization	$23,123	$20,915
Selling, general and administrative	18,245	17,324
Interest expense, net	16,154	17,960
Foreign currency loss	882	884
Other income, net	(56)	(714)
Facility consolidation costs	—	417
Income tax expense	7,160	5,823

Net income	$12,190	$9,303

        Revenue.    Domestic contract compression revenue increased due primarily to higher average contract prices in the three months ended September 30, 2004. International contract compression revenue increased primarily as a result of additional compression business in Argentina and additional revenue from a project in Brazil, which contributed to increases of $0.9 million and $0.6 million, respectively. Fabrication revenue increased due to large projects for customers in the United States, resulting in increased revenues for the region of $9.6 million compared to the three months ended September 30, 2003. This increased revenue contribution was partially offset by decreased fabrication revenue in other regions. Fabrication backlog fluctuates quarter to quarter due to the timing of receipt of orders placed by customers and the timing of revenue recognition. Aftermarket services revenue was higher due primarily to increases within the United States ($1.0 million), Canada ($0.8 million) and Latin America ($0.6 million).

        Gross Profit.    The changes to gross profit (defined as total revenues less direct costs) for the three months ended September 30, 2004 compared to the prior year period were primarily attributable to revenue increases discussed above for domestic and international contract compression. The increase in domestic contract compression gross profit was also partially attributable to improved margins compared to the prior year period, which experienced margin deterioration primarily as a result of increased operating costs related to the reactivation of idle contract compression units.

        Depreciation and Amortization.    The increase in depreciation and amortization expense for the three months ended September 30, 2004 compared to the prior year primarily resulted from the start of operations of a project in Brazil and other capital additions.

        Selling, General, and Administrative Expenses.    The increase in selling, general and administrative expenses for the three months ended September 30, 2004 relates to the increased expenses resulting from increased operating activity within the Latin America and Asia Pacific regions of $0.5 million and $0.5 million, respectively. Selling, general and administrative expenses represented 10% of total revenue for both periods.

        EBITDA, as adjusted.    EBITDA, as adjusted, for the three months ended September 30, 2004 was $59.5 million compared to $55.3 million for the prior year period. The increase in EBITDA of 7.6% from the prior year is primarily attributable to the revenue increases discussed above. EBITDA, as adjusted, is defined, discussed and reconciled to net income on page 28 of this report, within Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Interest Expense, Net.    Interest expense decreased $1.3 million as a result of the $80.0 million reduction of the ABS lease facility and decreased $0.5 million due to the lower interest rate resulting from entering into interest rate swap agreements on $100.0 million of our $175.0 million 7 1/4% senior notes due 2010.

Six months ended September 30, 2004 compared to six months ended September 30, 2003

        The following table summarizes the results of operations:

	Six Months Ended September 30,
	2004	2003
	(Dollars in thousands)
Revenue:
Domestic contract compression	$144,151	$138,915
% of revenue	38.3%	42.4%
International contract compression	$45,617	$40,404
% of revenue	12.1%	12.3%
Fabrication	$115,135	$78,938
% of revenue	30.5%	24.1%
Aftermarket services	$71,854	$69,653
% of revenue	19.1%	21.2%

Total Revenue	$376,757	$327,910
Gross Profit:
Domestic contract compression	$91,089	$87,326
International contract compression	35,293	31,393
Fabrication	10,027	5,769
Aftermarket services	15,037	15,624

Total Gross Profit	$151,446	$140,112
Gross Margin:
Domestic contract compression	63.2%	62.9%
International contract compression	77.4%	77.7%
Fabrication	8.7%	7.3%
Aftermarket services	20.9%	22.4%

Total Gross Margin	40.2%	42.7%
Expenses:
Depreciation and amortization	$45,796	$41,905
Selling, general and administrative	36,460	33,250
Interest expense, net	32,972	37,876
Foreign currency (gain) loss	524	(165)
Other (income) loss, net	361	(895)
Debt extinguishment costs	475	14,397
Gain on termination of interest rate swaps	(3,197)	—
Facility consolidation costs	—	1,821
Income tax expense	14,080	4,592

Net income	$23,975	$7,331

        Revenue.    Domestic contract compression revenue increased due primarily to higher average contract prices in the six months ended September 30, 2004. International contract compression revenue increased primarily as a result of additional compression business in Argentina and additional revenue from a project in Brazil, which contributed to increases of $2.3 million and $2.0 million, respectively. Fabrication revenue increased due to large projects for customers in the United States, Asia Pacific, Latin America and Canadian regions, which contributed increases of $20.4 million, $10.6 million, $3.3 million and $1.9 million, respectively, compared to the six months ended September 30, 2003. Fabrication backlog fluctuates quarter to quarter due to the timing of receipt of orders placed by customers and the timing of revenue recognition. Aftermarket services revenue was higher primarily due to increases within the Canada region ($1.2 million), Latin America region ($0.7 million) and Asia Pacific region ($0.7 million).

        Gross Profit.    The changes to gross profit (defined as total revenues less direct costs) for the six months ended September 30, 2004 compared to the prior year period were primarily attributable to revenue increases discussed above for domestic contract compression, international contract compression and fabrication. The increase in fabrication gross profit was also partially attributable to improved margins compared to the prior year, which experienced margin deterioration primarily as a result of cost overruns related to several highly customized fabrication projects.

        Depreciation and Amortization.    The increase in depreciation and amortization expense for the six months ended September 30, 2004 compared to the prior year primarily resulted from the start of operations of a project in Brazil and other capital additions.

        Selling, General, and Administrative Expenses.    The increase in selling, general and administrative expenses for the six months ended September 30, 2004 relates to the increased expenses resulting from increased operating activity within the Latin America and Asia Pacific regions of $1.6 million and $1.3 million, respectively. Selling, general and administrative expenses represented 10% of total revenues for both periods.

        EBITDA, as adjusted.    EBITDA, as adjusted, for the six months ended September 30, 2004 was $114.6 million compared to $107.8 million for the prior year period. The increase in EBITDA of 6.4% from the prior year period is primarily attributable to the revenue increases discussed above for domestic contract compression, international contract compression and fabrication. EBITDA, as adjusted, is defined, discussed and reconciled to net income on page 28 of this report, within Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Interest Expense, Net.    Interest expense decreased $1.3 million as a result of the $80.0 million reduction of the ABS lease facility and decreased $2.1 million due to the lower interest rate resulting from entering into interest rate swap agreements on $100.0 million of our $175.0 million 7 1/4% senior notes due 2010.

        Debt Extinguishment Costs.    Debt extinguishment costs incurred during the six months ended September 30, 2003 were primarily due to the early extinguishment in May 2003 of Universal's outstanding $229.8 million 9 7/8% senior discount notes due 2008. The net proceeds from the offering by Universal of new 7 1/4% senior discount notes due 2010 and available funds were used to pay for the extinguishment of the 9 7/8% senior discount notes due 2008. As a result of the early extinguishment of debt, a charge of $14.4 million was recognized in the prior year resulting from the redemption and tender premiums of $12.0 million, write-off of unamortized debt issuance costs of $1.9 million and $0.5 million of other costs. For the six months ended September 30, 2004, debt extinguishment costs of $0.5 million resulted from the buyback of $5.0 million of our 8 7/8% senior notes due 2008.

        Gain on Termination of Interest Rate Swaps.    A $3.2 million gain on the termination of interest rate swaps was recognized for the six months ended September 30, 2004. This gain was the result of reducing the notional amount of interest rate swaps by $84.8 million on our ABS lease facility in connection with a principal reduction of $80.0 million in June 2004.

        Facility Consolidation Costs.    Facility consolidation costs incurred during the six months ended September 30, 2003 were $1.8 million. These costs related to the transfer of the Tulsa, Oklahoma fabrication operations to the Houston fabrication facility and were primarily for severance, personnel costs and relocation costs.

        Income Tax Expense.    The increase in income tax expense for the six months ended September 30, 2004 primarily relates to increased income before taxes as compared to the six months ended September 30, 2003 due to items mentioned above.

Liquidity and Capital Resources

        Our primary sources of cash are operating activities and financing activities. Our primary uses of cash are operating expenditures, capital expenditures and long-term debt repayments. The following table summarizes our sources and uses of cash for the six-month periods ended September 30, 2003 and 2004, and our cash and working capital as of the end of such periods:

	Six Months Ended September 30,
	2004	2003
	(In thousands)
Net cash provided by (used in):
Operating activities	$54,700	$69,063
Investing activities	$(58,025)	$(25,827)
Financing activities	$(89,462)	$(71,882)

	As of September 30,
	2004	2003
	(In thousands)
Cash	$28,719	$43,636
Working capital, net of cash	$83,859	$80,014

        Overview.    Net cash used in investing and financing activities exceeded net cash provided by operating activities by $92.8 million for the six months ended September 30, 2004 primarily as a result of $87.2 million in net debt prepayments during the period and $59.6 million of capital expenditures, as discussed below. For the six months ended September 30, 2003, net cash used in investing and financing activities exceeded net cash provided by operating activities by $28.6 million primarily as a result of our debt refinancing in May 2003, which reduced outstanding debt by approximately $55.0 million.

        Operations.    Net cash provided by operating activities decreased $14.4 million, or 21%, for the six months ended September 30, 2004 compared to the prior year period primarily as a result of changes in working capital including a decrease in unearned revenue of $17.8 million related to progress billings activity for the fabrication segment.

        Capital Expenditures.    Capital expenditures for the six months ended September 30, 2004 were $59.6 million consisting of $32.2 million for fleet additions, $18.6 million for compressor overhauls, $2.9 million for service trucks and $5.9 million for machinery, equipment, information technology equipment and other items. Based on current market conditions, we expect to continue to invest in fleet additions, compressor overhauls and maintenance and other capital requirements. We expect capital expenditures to be approximately $135 million to $145 million for the fiscal year ending March 31, 2005, including approximately $35 million for compression fleet maintenance capital.

        Long-term Debt.    As of September 30, 2004, we had approximately $791.6 million in outstanding debt obligations consisting primarily of $522.2 million outstanding under the seven-year term senior secured notes operating lease facility, consisting of 8 7/8% senior notes due 2008 and a term loan due 2008, $173.5 million outstanding of 7 1/4% senior notes due 2010, and $95.0 million outstanding under the ABS lease facility.

        The maturities of this debt are shown below. We expect to pay these principal payments through cash generated by operations and debt refinancing activity.

(In thousands)
2005	$7,456
2006	29,592
2007	29,607
2008	551,000
2009	140
Thereafter	173,759

Total debt	$791,554

        Historically, we have financed capital expenditures with net cash provided by operations and financing activities. Based on current market conditions, we expect that net cash provided by operating activities will be sufficient to finance our operating expenditures, capital expenditures and scheduled debt repayments through the 2005 fiscal year. To the extent that net cash provided by operating activities is not sufficient to finance our operating expenditures, capital expenditures and scheduled debt repayments through the 2005 fiscal year, we may borrow additional funds under our revolving credit facility or ABS lease facility or we may obtain additional debt or equity financing.

        Recent Acquisition.    On November 2, 2004, we completed the acquisition of the contract compression fleet of Hanover Canada Corporation, a subsidiary of Hanover Compressor Company, for $56.9 million. The acquisition was funded by $50.0 million in borrowings under our revolving credit facility and $6.9 million in cash.

        Availability.    As of September 30, 2004, after giving effect to $24.9 million of outstanding letters of credit under our financing documents, we had an aggregate unused credit availability of approximately $205.1 million under our revolving credit facility and ABS lease facility. As of November 2, 2004, after giving effect to $24.7 million of outstanding letters of credit under our financing documents and additional borrowings to fund the acquisition of the contract compression fleet of Hanover Canada Corporation, we had an aggregate unused credit availability of approximately $155.3 million under our revolving credit facility and ABS lease facility.

        Recent Refinancing Activity.    During the three months ended March 31, 2004 we repurchased $5.0 million of our 8 7/8% senior notes due February 2008. In April 2004 we repurchased an additional $5.0 million of our 8 7/8% senior notes due 2008 and will continue to look at opportunistic repurchases, subject to market conditions. In June 2004, the Company paid $80.0 million to reduce the principal amount outstanding under the ABS lease facility.

UNIVERSAL COMPRESSION, INC.

Six months ended September 30, 2004 compared to six months ended September 30, 2003

        The following table summarizes the results of operations:

	Six Months Ended September 30,
	2004	2003
	(Dollars in thousands)
Revenue:
Domestic contract compression	$144,151	$138,915
% of revenue	38.3%	42.4%
International contract compression	$45,617	$40,404
% of revenue	12.1%	12.3%
Fabrication	$115,135	$78,938
% of revenue	30.5%	24.1%
Aftermarket services	$71,854	$69,653
% of revenue	19.1%	21.2%

Total Revenue	$376,757	$327,910
Gross Profit:
Domestic contract compression	$91,089	$87,326
International contract compression	35,293	31,393
Fabrication	10,027	5,769
Aftermarket services	15,037	15,624

Total Gross Profit	$151,446	$140,112
Gross Margin:
Domestic contract compression	63.2%	62.9%
International contract compression	77.4%	77.7%
Fabrication	8.7%	7.3%
Aftermarket services	20.9%	22.4%

Total Gross Margin	40.2%	42.7%
Expenses:
Depreciation and amortization	$45,796	$41,905
Selling, general and administrative	36,460	33,250
Interest expense, net	32,972	37,876
Foreign currency (gain) loss	524	(165)
Other (income) loss, net	361	(895)
Debt extinguishment costs	475	14,397
Gain on termination of interest rate swaps	(3,197)	—
Facility consolidation costs	—	1,821
Income tax expense	14,080	4,592

Net income	$23,975	$7,331

        Revenue.    Domestic contract compression revenue increased due primarily to higher average contract prices in the six months ended September 30, 2004. International contract compression revenue increased primarily as a result of additional compression business in Argentina and additional revenue from a project in Brazil, which contributed to increases of $2.3 million and $2.0 million, respectively. Fabrication revenue increased due to large projects for customers in the United States, Asia Pacific, Latin America and Canadian regions, which contributed increases of $20.4 million, $10.6 million, $3.3 million and $1.9 million, respectively, compared to the six months ended

September 30, 2003. Fabrication backlog fluctuates quarter to quarter due to the timing of receipt of orders placed by customers and the timing of revenue recognition. Aftermarket services revenue was higher primarily due to increases within the Canada region ($1.2 million), Latin America region ($0.7 million) and Asia Pacific region ($0.7 million).

        Gross Profit.    The changes to gross profit (defined as total revenues less direct costs) for the six months ended September 30, 2004 compared to the prior year period were primarily attributable to revenue increases discussed above for domestic contract compression, international contract compression and fabrication. The increase in fabrication gross profit was also partially attributable to improved margins compared to the prior year, which experienced margin deterioration primarily as a result of cost overruns related to several highly customized fabrication projects.

        Depreciation and Amortization.    The increase in depreciation and amortization expense for the six months ended September 30, 2004 compared to the prior year primarily resulted from the start of operations of a project in Brazil and other capital additions.

        Selling, General, and Administrative Expenses.    The increase in selling, general and administrative expenses for the six months ended September 30, 2004 relates to the increased expenses resulting from increased operating activity within the Latin America and Asia Pacific regions of $1.6 million and $1.3 million, respectively. Selling, general and administrative expenses represented 10% of total revenues for both periods.

        EBITDA, as adjusted.    EBITDA, as adjusted, for the six months ended September 30, 2004 was $114.6 million compared to $107.8 million for the prior year period. The increase in EBITDA of 6.4% from the prior year period is primarily attributable to the revenue increases discussed above for domestic contract compression, international contract compression and fabrication. EBITDA, as adjusted, is defined, discussed and reconciled to net income on page 28 of this report, within Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Interest Expense, Net.    Interest expense decreased $1.3 million as a result of the $80.0 million reduction of the ABS lease facility and decreased $2.1 million due to the lower interest rate resulting from entering into interest rate swap agreements on $100.0 million of our $175.0 million 7 1/4% senior notes due 2010.

        Debt Extinguishment Costs.    Debt extinguishment costs incurred during the six months ended September 30, 2003 were primarily due to the early extinguishment in May 2003 of Universal's outstanding $229.8 million 9 7/8% senior discount notes due 2008. The net proceeds from the offering by Universal of new 7 1/4% senior discount notes due 2010 and available funds were used to pay for the extinguishment of the 9 7/8% senior discount notes due 2008. As a result of the early extinguishment of debt, a charge of $14.4 million was recognized in the prior year resulting from the redemption and tender premiums of $12.0 million, write-off of unamortized debt issuance costs of $1.9 million and $0.5 million of other costs. For the six months ended September 30, 2004, debt extinguishment costs of $0.5 million resulted from the buyback of $5.0 million of our 8 7/8% senior notes due 2008.

        Gain on Termination of Interest Rate Swaps.    A $3.2 million gain on the termination of interest rate swaps was recognized for the six months ended September 30, 2004. This gain was the result of reducing the notional amount of interest rate swaps by $84.8 million on our ABS lease facility in connection with a principal reduction of $80.0 million in June 2004.

        Facility Consolidation Costs.    Facility consolidation costs incurred during the six months ended September 30, 2003 were $1.8 million. These costs related to the transfer of the Tulsa, Oklahoma fabrication operations to the Houston fabrication facility and were primarily for severance, personnel costs and relocation costs.

        Income Tax Expense.    The increase in income tax expense for the six months ended September 30, 2004 primarily relates to increased income before taxes as compared to the six months ended September 30, 2003 due to items mentioned above.

THE COMPANY'S DEFINITION, RECONCILIATION
AND USE OF EBITDA, AS ADJUSTED

        EBITDA, as adjusted, is defined as net income plus income taxes, interest expense (including debt extinguishment costs and gain on the termination of interest rate swaps), operating lease expense, depreciation and amortization, foreign currency gains or losses, excluding non-recurring items (including facility consolidation costs) and extraordinary gains or losses.

        EBITDA, as adjusted, represents a measure upon which management assesses performance and, as such, we believe that the generally accepted accounting principle ("GAAP") measure most directly comparable to it is net income or net loss. The following table reconciles our EBITDA, as adjusted, to net income:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
EBITDA, as adjusted	$59,509	$55,302	$114,625	$107,757
Depreciation and amortization	(23,123)	(20,915)	(45,796)	(41,905)
Interest expense	(16,154)	(17,960)	(32,972)	(37,876)
Debt extinguishment costs	—	—	(475)	(14,397)
Gain on termination of interest rate swaps	—	—	3,197	—
Foreign currency gain (loss)	(882)	(884)	(524)	165
Facility consolidation costs	—	(417)	—	(1,821)
Income tax expense	(7,160)	(5,823)	(14,080)	(4,592)

Net income	$12,190	$9,303	$23,975	$7,331

        Management believes disclosure of EBITDA, as adjusted, a non-GAAP measure, provides useful information to investors because, when viewed with our GAAP results and accompanying reconciliations, it provides a more complete understanding of our performance than GAAP results alone. Management uses EBITDA, as adjusted, as a supplemental measure to review current period operating performance, a comparability measure, a performance measure for period to period comparisons and a valuation measure.

        Use of EBITDA, as adjusted, by itself and without consideration of other measures, is not an adequate measure of the Company's performance because this measure excludes certain material items. Further, the measure has a limitation in that many users of financial statements believe that EBITDA is a measure of liquidity or of cash flows. We do not use EBITDA, as adjusted, in this way because it excludes interest payments and changes in working capital accounts and therefore we urge the readers of our financial statements to not use the measure in this way either. Management compensates for these limitations by using EBITDA, as adjusted, as a supplemental measure to other GAAP results to provide a more complete understanding of our performance without considering financial and other items that have less bearing on operating performance. The measure has a limitation, as it does not consider the amount of required reinvestment to maintain similar going forward results. Management mitigates this limitation by reviewing and disclosing the Company's capital and maintenance capital expenditures on a regular basis as yet another supplemental tool to evaluate the Company.

        EBITDA, as adjusted, is not a measure of financial performance under GAAP and should not be considered an alternative to operating income or net income as an indicator of our operating performance or to net cash provided by operating activities as a measure of our liquidity.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to some market risk due to the floating or variable interest rates under our financing arrangements. Some of the interest and lease payments under our financing arrangements are based on a floating rate plus an applicable margin. The variable interest rate under our revolving credit facility, which had no amounts outstanding as of September 30, 2004, is based upon either a base rate or LIBOR, at our option, and the applicable margin is a variable amount from 1.5% to 2.5% based on a leverage ratio. The variable interest rate under our $82.2 million term loan is based upon the one-month LIBOR rate and the applicable margin is a fixed 3.25%. The one-month LIBOR rate at October 28, 2004 was 2.0%. The variable interest rate applicable to $100 million of our 7 1/4% senior notes due 2010 pursuant to an interest rate swap is based upon the six-month LIBOR rate plus the applicable margin of 3.2%. The six-month LIBOR rate at October 28, 2004 was 2.2%. As of September 30, 2004, approximately $182.2 million of our outstanding indebtedness and other obligations bore interest at floating rates and a 1.0% increase in interest rates would result in an approximate $1.8 million annual increase in our interest expense.

        We hold interest rate swaps related to the ABS operating lease facility. At September 30, 2004, the fair market value of these interest rate swaps was a liability of approximately $4.9 million, which was recorded as a noncurrent liability. The interest rate swaps terminate in February 2013. The weighted average fixed rate of these swaps is 5.2%.

        To minimize any significant foreign currency credit risk, we generally contractually require that payment by our customers be made in U.S. dollars. If payment is not made in U.S. dollars, we generally utilize the exchange rate into U.S. dollars on the payment date and balance payments in local currency against local expenses.

ITEM 4. Controls and Procedures

        As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), Company management, including the Chief Executive Officer and Chief Financial Officer of the Company and of Universal, evaluated as of the end of the period covered by this report, the effectiveness of their disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company and Universal concluded that their disclosure controls and procedures, as of the end of the period covered by this report, were effective for the purpose of ensuring that material information required to be in this report is made known to management, including the Chief Executive Officer and Chief Financial Officer, by others on a timely basis. As required by Exchange Act Rule 13a-15(d) and Rule 15d-15(d), management, including the Chief Executive Officer and Chief Financial Officer of the Company and of Universal, also evaluated whether any change in their internal control over financial reporting that occurred during the quarter covered by this report has materially affected, or is reasonably likely to materially affect, their internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

        None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

        None.

ITEM 3. Defaults Upon Senior Securities

        None.

ITEM 4. Submission of Matters to a Vote of Security Holders

        On July 23, 2004, we held our Annual Meeting of Stockholders. The matters voted upon at the meeting and the results of those votes were as follows:

  1.
  Re-election of three Class A members of the Board of Directors for a term expiring at our 2007 Annual Meeting of Stockholders:

	Votes For	Votes Withheld
Thomas C. Case	27,078,799	2,338,538
Janet F. Clark	27,078,799	2,338,538
Uriel E. Dutton	26,659,700	2,757,637
  2.
  Approval of an amendment to the Incentive Stock Option Plan to increase by 1,000,000 the number of shares of Company common stock available for grant under the plan from 5,012,421 shares to 6,012,421 shares and to delete reference to a former major stockholder:

For	Against	Abstain	Broker Non-Vote
22,062,434	5,442,524	717,249	1,195,130
  3.
  Approval of an amendment to the Restricted Stock Plan to increase by 1,000,000 the number of shares of Company common stock available for grant under the plan from 350,000 shares to 1,350,000 shares and to enlarge the group of employees who are eligible to receive awards of stock under the plan:

For	Against	Abstain	Broker Non-Vote
22,647,950	4,855,773	718,484	1,195,130
  4.
  Ratification of the appointment of Deloitte & Touche LLP to serve as the Company's Independent Auditors for the fiscal year ending March 31, 2005.

For	Against	Abstain	Broker Non-Vote
28,992,684	419,662	4,991	0

ITEM 5. Other Information

        The Audit Committee has approved certain non-audit services to be performed by our independent auditors, none of which would be prohibited services under the Sarbanes-Oxley Act of 2002.

ITEM 6. Exhibits and Reports on Form 8-K

(a)
Exhibits.

Exhibit No.	Description
10.1	Amended and Restated Senior Secured Revolving Credit Agreement dated as of October 25, 2004 among Universal Compression, Inc. and Universal Compression (Ontario) Ltd., as borrowers, Wachovia Bank, National Association, as US Administrative Agent, Congress Financial Corporation (Canada), as Canadian Administrative Agent, Bank One, N.A., as Syndication Agent and the lenders signatory thereto.
10.2
Amended and Restated Security Agreement (Pledge and Assignment) dated as of October 25, 2004 by and among Universal Compression Services, LLC, Universal Compression International, Inc., Enterra Compression Investment Company, Universal Compression Canadian Holdings, Inc. and Wachovia Bank, National Association, as Administrative Agent.
10.3
First Amendment to Guarantee and Collateral Agreement made by Universal Compression Holdings, Inc. and Universal Compression, Inc. in favor of Wachovia Bank, National Association, as Administrative Agent, dated as of October 25, 2004.
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
(b)
Reports on Form 8-K.

        On July 27, 2004, the Company filed a Current Report on Form 8-K reporting the issuance of a press release announcing earnings for the quarter ended June 30, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

UNIVERSAL COMPRESSION HOLDINGS, INC.
Date: November 5, 2004	By:	/s/ J. MICHAEL ANDERSON J. Michael Anderson, Senior Vice President and Chief Financial Officer (Principal Financial Officer)
	By:	/s/ DENNIS S. BALDWIN Dennis S. Baldwin, Controller (Principal Accounting Officer)
UNIVERSAL COMPRESSION, INC.
	By:	/s/ J. MICHAEL ANDERSON J. Michael Anderson, Senior Vice President and Chief Financial Officer (Principal Financial Officer)
	By:	/s/ DENNIS S. BALDWIN Dennis S. Baldwin, Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amended and Restated Senior Secured Revolving Credit Agreement dated as of October 25, 2004 among Universal Compression, Inc. and Universal Compression (Ontario) Ltd., as borrowers, Wachovia Bank, National Association, as US Administrative Agent, Congress Financial Corporation (Canada), as Canadian Administrative Agent, Bank One, N.A., as Syndication Agent and the lenders signatory thereto.
10.2
Amended and Restated Security Agreement (Pledge and Assignment) dated as of October 25, 2004 by and among Universal Compression Services, LLC, Universal Compression International, Inc., Enterra Compression Investment Company, Universal Compression Canadian Holdings, Inc. and Wachovia Bank, National Association, as Administrative Agent.
10.3
First Amendment to Guarantee and Collateral Agreement made by Universal Compression Holdings, Inc. and Universal Compression, Inc. in favor of Wachovia Bank, National Association, as Administrative Agent, dated as of October 25, 2004.
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

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. Financial Statements
UNIVERSAL COMPRESSION HOLDINGS, INC. CONSOLIDATED BALANCE SHEETS (In thousands) (unaudited)
UNIVERSAL COMPRESSION HOLDINGS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (unaudited)
UNIVERSAL COMPRESSION HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (unaudited)
UNIVERSAL COMPRESSION HOLDINGS, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004
UNIVERSAL COMPRESSION, INC. CONSOLIDATED BALANCE SHEETS (In thousands) (unaudited)
UNIVERSAL COMPRESSION, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands) (unaudited)
UNIVERSAL COMPRESSION, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (unaudited)
UNIVERSAL COMPRESSION, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2004
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
UNIVERSAL COMPRESSION HOLDINGS, INC.
UNIVERSAL COMPRESSION, INC.
THE COMPANY'S DEFINITION, RECONCILIATION AND USE OF EBITDA, AS ADJUSTED
  ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
  ITEM 4. Controls and Procedures
PART II. OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
  ITEM 3. Defaults Upon Senior Securities
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 5. Other Information
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX