Form 10-Q
period 2005-09-30
UNIVERSAL COMPRESSION HOLDINGS INC; UNIVERSAL COMPRESSION INC
filed 2005-11-03
CIK 1057234, 1057233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Numbers:	001-15843
333-48279

UNIVERSAL COMPRESSION HOLDINGS, INC.
UNIVERSAL COMPRESSION, INC.

(Exact name of registrants as specified in their charters)

DELAWARE	13-3989167
TEXAS	74-1282680
(States or Other Jurisdictions of	(I.R.S. Employer Identification Nos.)
Incorporation or Organization)

4444 BRITTMOORE ROAD
HOUSTON, TEXAS	77041
(Address of Principal Executive Offices)	(Zip Code)

(713) 335-7000

(Registrants’ telephone number, including area code)

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

                    Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

UNIVERSAL COMPRESSION, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

As of November 1, 2005, there were 32,252,732 shares of Universal Compression Holdings, Inc.’s common stock, $0.01 par value, outstanding and 4,910 shares of Universal Compression, Inc.’s common stock, $10.00 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNIVERSAL COMPRESSION HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	September 30, 2005	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$26,979	$38,723
Restricted cash	4,801	—
Accounts receivable, net of allowance for bad debts of $3,614 and $2,747 as of September 30, 2005 and March 31, 2005, respectively	103,089	116,270
Current portion of notes receivable	101	129
Inventories, net of reserve for obsolescence of $11,823 and $10,981 as of September 30, 2005 and March 31, 2005, respectively	106,242	95,394
Deferred income taxes	6,138	6,138
Other	12,572	13,206
Total current assets	259,922	269,860
Contract compression equipment	1,538,797	1,485,637
Other property	163,625	141,114
Accumulated depreciation and amortization	(351,960)	(300,968)
Net property, plant and equipment	1,350,462	1,325,783
Goodwill	402,881	401,278
Notes receivable	1,090	1,038
Other assets	26,126	24,799
Total assets	$2,040,481	$2,022,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$44,199	$57,942
Accrued liabilities	42,684	37,862
Unearned revenue	31,686	32,201
Accrued interest	5,908	5,619
Current portion of long-term debt and capital lease obligations	25,200	20,400
Total current liabilities	149,677	154,024
Capital lease obligations	305	347
Long-term debt	793,141	837,349
Deferred income taxes	176,051	158,017
Derivative financial instruments used for hedging purposes	5,486	6,283
Other liabilities	7,216	5,066
Total liabilities	1,131,876	1,161,086
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	323	320
Treasury stock	(11)	(11)
Additional paid-in capital	757,903	751,898
Deferred compensation	(6,611)	(7,438)
Accumulated other comprehensive loss	(13,833)	(18,116)
Retained earnings	170,834	135,019
Total stockholders’ equity	908,605	861,672
Total liabilities and stockholders’ equity	$2,040,481	$2,022,758

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Domestic contract compression	$81,964	$73,178	$161,636	$144,151
International contract compression	31,076	22,872	61,376	45,617
Fabrication	28,193	57,772	84,029	115,135
Aftermarket services	39,895	38,062	81,771	71,854
Total revenue	181,128	191,884	388,812	376,757
Costs and expenses:
Domestic contract compression—direct costs	29,849	26,798	57,625	53,062
International contract compression—direct costs	8,087	5,412	15,994	10,324
Fabrication—direct costs	24,769	51,772	77,741	105,108
Aftermarket services—direct costs	31,782	30,204	64,829	56,817
Depreciation and amortization	26,439	23,123	52,072	45,796
Selling, general and administrative	21,012	18,245	41,450	36,460
Interest expense, net	13,034	16,154	25,494	32,972
Debt extinguishment costs	—	—	—	475
Gain on termination of interest rate swaps	—	—	—	(3,197)
Foreign currency (gain) loss	(610)	882	(1,447)	524
Other (income) loss, net	(524)	(56)	(172)	361
Total costs and expenses	153,838	172,534	333,586	338,702
Income before income taxes	27,290	19,350	55,226	38,055
Income tax expense	9,611	7,160	19,411	14,080
Net income	$17,679	$12,190	$35,815	$23,975

Weighted average common and common equivalent shares outstanding:
Basic	31,902	31,336	31,853	31,291
Diluted	32,836	32,045	32,749	31,981

Earnings per share—Basic	$0.55	$0.39	$1.12	$0.77
Earnings per share—Diluted	$0.54	$0.38	$1.09	$0.75

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$35,815	$23,975
Adjustments to reconcile net income to cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	52,072	45,796
Non-cash gain from interest rate swap settlement	—	(3,197)
Loss on early extinguishment of debt	—	475
(Gain) loss on asset sales	(169)	303
Amortization of debt issuance costs	1,151	2,139
Amortization of deferred compensation	938	434
Deferred taxes provision	15,221	8,904
(Increase) decrease in receivables	14,341	(16,199)
Increase in inventories	(10,848)	(474)
Increase (decrease) in accounts payables	(13,743)	4,373
Increase (decrease) in accrued liabilities	5,144	(2,126)
Decrease in unearned revenue	(515)	(8,598)
Increase (decrease) in accrued interest	289	(1,015)
Decrease in other current assets and liabilities, net	1,036	3,514
Other	(913)	(3,604)
Net cash provided by operating activities	99,819	54,700
Cash flows from investing activities:
Additions to property, plant and equipment	(80,528)	(59,585)
Proceeds from sale of property, plant and equipment	8,276	4,659
Increase in restricted cash	(4,801)	—
Cash paid for acquisitions, net of cash acquired	—	(3,099)
Net cash used in investing activities	(77,053)	(58,025)
Cash flows from financing activities:
Principal repayments of long-term debt	(40,040)	(99,238)
Borrowings under revolving credit facility	—	12,000
Debt extinguishment premium and costs	—	(400)
Interest rate swap settlement	—	(3,067)
Proceeds from common stock issuance	5,087	2,537
Payments on capital lease agreements	(407)	(1,294)
Net cash used in financing activities	(35,360)	(89,462)
Effect of exchange rate changes on cash and cash equivalents	850	317
Net decrease in cash and cash equivalents	(11,744)	(92,470)
Cash and cash equivalents at beginning of period	38,723	121,189
Cash and cash equivalents at end of period	$26,979	$28,719

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	September 30, 2005	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$26,979	$38,723
Restricted cash	4,801	—
Accounts receivable, net of allowance for bad debts of $3,614 and $2,747 as of September 30, 2005 and March 31, 2005, respectively	103,089	116,270
Current portion of notes receivable	101	129
Inventories, net of reserve for obsolescence of $11,823 and $10,981 as of September 30, 2005 and March 31, 2005, respectively	106,242	95,394
Deferred income taxes	6,138	6,138
Other	12,572	13,206
Total current assets	259,922	269,860
Contract compression equipment	1,538,797	1,485,637
Other property	163,625	141,114
Accumulated depreciation and amortization	(351,960)	(300,968)
Net property, plant and equipment	1,350,462	1,325,783
Goodwill	402,881	401,278
Notes receivable	1,090	1,038
Other assets	26,126	24,799
Total assets	$2,040,481	$2,022,758

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable, trade	$44,199	$57,942
Accrued liabilities	42,684	37,862
Unearned revenue	31,686	32,201
Accrued interest	5,908	5,619
Current portion of long-term debt and capital lease obligations	25,200	20,400
Total current liabilities	149,677	154,024
Capital lease obligations	305	347
Long-term debt	793,141	837,349
Deferred income taxes	176,051	158,017
Derivative financial instruments used for hedging purposes	5,486	6,283
Other liabilities	7,216	5,066
Total liabilities	1,131,876	1,161,086
Commitments and contingencies (Note 8)
Stockholder’s equity:
Common stock	49	49
Additional paid-in capital	744,128	737,293
Accumulated other comprehensive loss	(13,833)	(18,116)
Retained earnings	178,261	142,446
Total stockholder’s equity	908,605	861,672
Total liabilities and stockholder’s equity	$2,040,481	$2,022,758

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Domestic contract compression	$81,964	$73,178	$161,636	$144,151
International contract compression	31,076	22,872	61,376	45,617
Fabrication	28,193	57,772	84,029	115,135
Aftermarket services	39,895	38,062	81,771	71,854
Total revenue	181,128	191,884	388,812	376,757
Costs and expenses:
Domestic contract compression—direct costs	29,849	26,798	57,625	53,062
International contract compression—direct costs	8,087	5,412	15,994	10,324
Fabrication—direct costs	24,769	51,772	77,741	105,108
Aftermarket services—direct costs	31,782	30,204	64,829	56,817
Depreciation and amortization	26,439	23,123	52,072	45,796
Selling, general and administrative	21,012	18,245	41,450	36,460
Interest expense, net	13,034	16,154	25,494	32,972
Debt extinguishment costs	—	—	—	475
Gain on termination of interest rate swaps	—	—	—	(3,197)
Foreign currency (gain) loss	(610)	882	(1,447)	524
Other (income) loss, net	(524)	(56)	(172)	361
Total costs and expenses	153,838	172,534	333,586	338,702
Income before income taxes	27,290	19,350	55,226	38,055
Income tax expense	9,611	7,160	19,411	14,080

Net income	$17,679	$12,190	$35,815	$23,975

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$35,815	$23,975
Adjustments to reconcile net income to cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	52,072	45,796
Non-cash gain from interest rate swap settlement	—	(3,197)
Loss on early extinguishment of debt	—	475
(Gain) loss on asset sales	(169)	303
Amortization of debt issuance costs	1,151	2,139
Amortization of deferred compensation	938	434
Deferred taxes provision	15,221	8,904
(Increase) decrease in receivables	14,341	(16,199)
Increase in inventories	(10,848)	(474)
Increase (decrease) in accounts payable	(13,743)	4,373
Increase (decrease) in accrued liabilities	5,144	(2,126)
Decrease in unearned revenue	(515)	(8,598)
Increase (decrease) in accrued interest	289	(1,015)
Decrease in other current assets and liabilities, net	1,036	3,514
Other	(913)	(3,604)
Net cash provided by operating activities	99,819	54,700
Cash flows from investing activities:
Additions to property, plant and equipment	(80,528)	(59,585)
Proceeds from sale of property, plant and equipment	8,276	4,659
Increase in restricted cash	(4,801)	—
Cash paid for acquisitions, net of cash acquired	—	(3,099)
Net cash used in investing activities	(77,053)	(58,025)
Cash flows from financing activities:
Principal repayments of long-term debt	(40,040)	(99,238)
Borrowings under revolving credit facility	—	12,000
Debt extinguishment premium and costs	—	(400)
Interest rate swap settlement	—	(3,067)
Capital contributions from stockholder	5,087	2,537
Payments on capital lease agreements	(407)	(1,294)
Net cash used in financing activities	(35,360)	(89,462)
Effect of exchange rate changes on cash and cash equivalents	850	317
Net decrease in cash and cash equivalents	(11,744)	(92,470)
Cash and cash equivalents at beginning of period	38,723	121,189
Cash and cash equivalents at end of period	$26,979	$28,719

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.

UNIVERSAL COMPRESSION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

1.     Basis of Presentation

These notes apply to the unaudited consolidated financial statements of both Universal Compression Holdings, Inc. (“Holdings”) and Universal Compression, Inc. (“Universal”). The term “Company” will be used if a statement is applicable to both Holdings and Universal; the term “Holdings” will be used if a statement refers only to Universal Compression Holdings, Inc.; and the term “Universal” will be used if a statement refers to only Universal Compression, Inc.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005. That report contains a more comprehensive summary of the Company’s major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three-month and six-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006.

Earnings per share

Net income per share, basic and diluted, is calculated for Holdings in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.”

The only potentially dilutive securities issued by Holdings are stock options and unvested restricted stock grants, neither of which would impact the calculation of net income for dilutive earnings per share purposes.

The dilutive effect of stock options and unvested restricted stock grants outstanding for the three and six months ended September 30, 2005 was 934,000 shares and 896,000 shares, respectively.  The dilutive effect of stock options and unvested restricted stock grants outstanding for the three and six months ended September 30, 2004, was 709,000 shares and 690,000 shares, respectively.  For the three and six months ended September 30, 2005, outstanding stock options of 2,000 and 194,000 shares, respectively, were excluded from the computation of diluted earnings per share as the options’ exercise prices were greater than the average market price of the common stock for such periods.  For the three and six months ended September 30, 2004, outstanding stock options of 367,000 and 368,000 shares, respectively, were excluded from the computation of diluted earnings per share as the options’ exercise prices were greater than the average market price of the common stock for such periods.

Reclassifications

Certain reclassifications have been made to the prior period amounts to conform to the current period classification.

Stock Options

In electing to follow Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” for expense recognition purposes, the Company is obligated to provide the expanded disclosures required under SFAS No. 123, “Accounting for Stock Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123,” for stock-based compensation granted in 1998 and thereafter. In addition, if materially different from reported results, the Company is obligated to disclose pro forma net income and earnings per share had compensation expense relating to the three months and six months ended September 30, 2005 and September 30, 2004 grants been measured under the fair value recognition provisions of SFAS No. 123.

The following table summarizes results as if the Company had recorded compensation expense under the provisions of SFAS No. 123 for the three months and six months ended September 30, 2005 and 2004 (earnings per share information is for Holdings only) (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$17,679	$12,190	$35,815	$23,975
Add: Stock-based compensation for restricted stock awards included in reported net income, net of tax	285	146	609	273
Deduct: Stock-based compensation determined under the fair value method, net of tax	(1,033)	(732)	(2,105)	(1,444)
Pro forma net income	$16,931	$11,604	$34,319	$22,804
Basic earnings per share:
As reported	$0.55	$0.39	$1.12	$0.77
Pro forma	$0.53	$0.37	$1.08	$0.73
Diluted earnings per share:
As reported	$0.54	$0.38	$1.09	$0.75
Pro forma	$0.52	$0.36	$1.05	$0.71

2.  Recent Accounting Pronouncements

                In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs - an amendment of ARB 43, Chapter 4.”  SFAS No. 151 provides clarification that abnormal amounts of idle facility expense, freight, handling costs and wasted material be recognized as current period charges. In addition, SFAS No. 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The implementation of SFAS No. 151 is not expected to have a material impact on the Company’s financial statements.

                In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.”  This statement is a revision to SFAS No. 123 and supercedes APB Opinion No. 25.  This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.  This statement will be effective for the Company beginning in fiscal year 2007.  See Note 1 for the pro forma impact that the adoption of SFAS No. 123R would have on the Company’s results of operations.

                In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29,” to address the measurement of exchanges of nonmonetary assets.  SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  This statement was adopted by the Company beginning July 1, 2005.  The adoption of this statement had no impact on the Company’s previously issued financial statements and is not expected to have a material impact on future financial statements.

                In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, concerning the Tax Deduction on Qualified Production Activities provided for by the American Jobs Creation Act of 2004.” The American Jobs Creation Act provides for a tax deduction from income of qualified domestic production activities. FSP No. 109-1 provides for the treatment of the deduction as a “special deduction” as described in SFAS No. 109. Based upon the Company’s analysis of FSP No. 109-1, the Company does not expect to benefit from this special deduction for several more years and as such, this deduction will have no effect on existing deferred tax assets or liabilities.

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004,” which provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Act on a company’s income tax expense and deferred tax liability. FSP No. 109-2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company has no current plans to repatriate foreign earnings under the provisions in the Act. Any such repatriation under the Act must occur by December 31, 2005. Accordingly, the Company’s financial statements are not expected to be impacted by FSP No. 109-2.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” This statement clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. The provisions of FIN 47 are effective January 1, 2006.  The Company does not expect the adoption of this Interpretation will have a material effect on its financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS No. 154 is not expected to have a material impact on the Company’s financial statements.

3.  Inventories, Net

Inventories, net consisted of the following (in thousands):

	September 30, 2005	March 31, 2005

Raw materials	$66,282	$62,599
Work-in-progress	50,047	40,560
Finished goods	1,736	3,216
Total inventories	118,065	106,375
Reserve	(11,823)	(10,981)
Inventories, net	$106,242	$95,394

4.  Long-Term Debt

                  As of September 30, 2005, the Company had approximately $818.2 million in outstanding debt obligations consisting of $398.0 million outstanding under the seven-year term loan, $171.5 million outstanding under the 7 1/4 % senior notes, $200.0 million outstanding under the asset-backed securitization lease facility (the “ABS Facility”) and $48.7 million outstanding under the revolving credit facility.

  In September 2005, the Company entered into an amendment to its senior secured credit agreement (the “Amendment”).  Prior to entering into the Amendment, the senior secured credit agreement consisted of a seven-year term loan and a five-year $250.0 million revolving credit facility. The Amendment provides, among other things, that the interest rate applicable to the Company’s seven-year term loan is reduced by 0.25%, resulting in a rate of LIBOR plus 1.50%.   The borrowing capacity under the revolving credit facility was reduced by $75.0 million to $175.0 million. In addition, under the terms of the Amendment, in October 2005, $75.0 million of the Company’s outstanding revolving credit facility balance was funded to the seven-year term loan.  The additional $75.0 million of seven-year term loan will amortize over the remaining term of the original seven-year term loan.  Additionally, the Amendment increases the Company’s ability to enter into future unsecured indebtedness from $125.0 million to $200.0 million and reduces the collateral ratio required from 1.25 to 1.0 downward to 1.15 to 1.0.  The Amendment also modifies the total leverage ratio required for a redemption of Holding’s stock up to $100.0 million from 3.5 to 1.0 upward to 4.0 to 1.0.  Finally, the Amendment provides, at the Company’s option, with the prior approval of the administrative agent and subject to other stated requirements, for one or more future increases of the revolving credit facility up to a maximum of $250.0 million.

Maturities of long-term debt for the twelve months ended September 30 of the periods indicated are as follows (in thousands):

2006	$25,099
2007	25,099
2008	25,099
2009	25,099
2010	245,339
Thereafter	472,505
Total debt	$818,239

5.  Accounting for Interest Rate Swaps

                In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, all derivative instruments must be recognized on the balance sheet at fair value, and changes in such fair values are recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings.

                 In June 2004, the Company reduced the notional amount of the interest rate swap agreement that converts variable interest payments under the ABS Facility to fixed interest payments in connection with a debt repayment of $80.0 million.  In accordance with SFAS No. 133, the Company recorded a gain of $3.2 million to earnings that had previously been recorded in other comprehensive income as a result of the reduction in the notional amount of such interest rate swap agreement.  As of September 30, 2005, the Company had an interest rate swap agreement with a notional amount of $79.7 million related to the $200.0 million outstanding under the ABS Facility. The interest rate swap agreement terminates in February 2013 and has a fixed rate of 5.21%, resulting in a net effective fixed interest rate of 6.48% (5.21% plus the 1.27% margin applicable under the ABS Facility).  In accordance with SFAS No. 133, the Company’s balance sheet at September 30, 2005 includes a $2.1 million derivative liability related to the interest rate swap agreement.

                In January 2005, the Company entered into interest rate swap agreements to convert variable interest payments related to $300 million of the seven-year term loan to fixed interest payments. These interest rate swap agreements terminate in March 2010 and have a weighted average fixed rate of 4.02%, resulting in a net effective fixed interest rate of 5.52% (4.02% plus the 1.50% margin applicable under the amended senior secured credit facility).  In accordance with SFAS No. 133, the Company’s balance sheet at September 30, 2005 includes a $4.4 million derivative asset related to these interest rate swap agreements.

                These interest rate swap agreements, which the Company has designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values were recognized in accumulated other comprehensive income or loss. Because the terms of the hedged items and the interest rate swap agreements substantially coincide, the hedges are expected to exactly offset changes in expected cash flows due to fluctuations in the variable rate and, therefore, the Company currently does not expect any ineffectiveness.

                The Company has entered into interest rate swap agreements to hedge $100.0 million of its 7 1/4% senior notes.  The interest rate swap agreements are used to hedge the change in fair value of the debt and, in effect, convert the fixed interest payment to a variable interest payment based on the six-month LIBOR rate.  The swaps are accounted for in accordance with SFAS No. 133 and, as such, are recorded at fair value on the balance sheet.  The Company’s balance sheet at September 30, 2005 includes a $3.4 million derivative liability related to these interest rate swap agreements.  The change in the debt’s fair value is also recorded, with the offset being recorded to income.  The interest rate swap agreements, which the Company has designated as fair value hedging instruments, meet the specific hedge criteria and any changes in their fair values were recognized in income. For the three and six months ended September 30, 2005, the change in the debt’s fair value and the change in the interest rate swap agreements’ fair value exactly offset and did not impact net income.  Because the terms of the hedged item and the interest rate swap agreements substantially coincide, the hedge is expected to exactly offset changes in fair values due to fluctuations in the variable rate and, therefore, the Company currently does not expect any ineffectiveness.

The counterparties to the Company’s interest rate swap agreements are major international financial institutions. The Company monitors the credit quality of these financial institutions and does not expect non-performance by them.

6.  Comprehensive Income

Comprehensive income consisted of the following (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net income	$17,679	$12,190	$35,815	$23,975
Other comprehensive income, net of tax:
Interest rate swap gain (loss)	3,963	(1,852)	(2,483)	2,677
Cumulative translation adjustment	6,185	6,669	6,766	2,974
Comprehensive income	$27,827	$17,007	$40,098	$29,626

                 For the three and six months ended September 30, 2005, the change in cumulative translation adjustment is primarily related to the translation of the balance sheets for the Company’s Canada and Brazil subsidiaries.  For the three and six months ended

September 30, 2004, the change in cumulative translation adjustment is primarily related to the translation of the balance sheets for the Company’s Canada and Argentina subsidiaries.

7.  Industry Segments

    The Company has four principal business segments:  domestic contract compression, international contract compression, fabrication and aftermarket services.  The domestic contract compression segment provides natural gas compression to customers in the United States. The international contract compression segment provides natural gas compression to international customers, including those in Canada. The fabrication segment provides services related to the design, engineering and assembly of natural gas compressors for sale to third parties in addition to those that the Company uses in its contract compression fleet, as well as construction of installation projects. The aftermarket services segment sells parts and components and provides maintenance and operations services to customers who own their compression equipment or use equipment provided by other companies.  Revenue presented in the table below includes only sales to third parties.

                The Company’s reportable segments are strategic business units that offer distinct products and services. They are managed separately since each business segment requires different marketing strategies due to customer specifications. The Company evaluates the performance of its reportable segments based on segment gross profit.  Gross profit is defined as total revenue less direct costs.  The segment gross profit measure used by management for evaluation purposes excludes inter-segment transactions and, accordingly, there is no inter-segment revenue to be reported.

The following table presents unaudited revenue and gross profit by business segment (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Domestic contract compression	$81,964	$73,178	$161,636	$144,151
International contract compression	31,076	22,872	61,376	45,617
Fabrication	28,193	57,772	84,029	115,135
Aftermarket services	39,895	38,062	81,771	71,854
Total	$181,128	$191,884	$388,812	$376,757
Gross Profit:
Domestic contract compression	$52,115	$46,380	$104,011	$91,089
International contract compression	22,989	17,460	45,382	35,293
Fabrication	3,424	6,000	6,288	10,027
Aftermarket services	8,113	7,858	16,942	15,037
Total	$86,641	$77,698	$172,623	$151,446

                 No one customer accounted for more than 10% of total revenue for any of the periods presented.

          The table below presents unaudited revenue and gross profit by geographic location (in thousands).  The basis of attributing revenue and gross profit to specific geographic locations is primarily based upon the geographic location of the sale, service or where the assets are utilized.

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Revenue:
United States	$128,001	$138,586	$268,523	$265,677
Canada	21,360	21,922	40,998	40,979
Latin America	25,573	21,616	63,274	43,712
Asia Pacific	6,194	9,760	16,017	26,389
Total	$181,128	$191,884	$388,812	$376,757
Gross Profit:
United States	$60,073	$55,612	$119,387	$107,684
Canada	6,235	4,827	12,878	9,416
Latin America	16,900	13,941	33,329	28,009
Asia Pacific	3,433	3,318	7,029	6,337
Total	$86,641	$77,698	$172,623	$151,446

8.  Commitments and Contingencies

                In the ordinary course of business, the Company is involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the Company’s financial position, operating results or cash flows.

                In December 1999, Weatherford Global sold the assets and properties of its Gemini compressor business in Corpus Christi, Texas to GE Packaged Power, L.P., (“GEPP”). As part of that sale, Weatherford Global entered into an agreement to purchase from GEPP $38.0 million of compressor components over five years and $3.0 million of parts over three years, and GEPP agreed to provide compressors to Weatherford Global during that time period at negotiated prices. The Company assumed this obligation in connection with our acquisition of Weatherford Global in February 2001. As of September 30, 2005, approximately $26.7 million of components and approximately $18.5 million of parts have been purchased from GEPP. As a result of GEPP product performance issues, we have been unable to satisfy and have not satisfied in full our purchase commitment in respect of components under this agreement with GEPP.  The unsatisfied portion of the purchase commitment is approximately $11.3 million.  GEPP could assert its right to enforce this obligation, but has not indicated any intention to do so at this time.  However, if GEPP should seek to enforce this obligation, we believe we have valid defenses and counter claims and would aggressively defend against such enforcement and pursue such counter claims.

                In the quarter ended September 30, 2005, our operations were impacted by the two major hurricanes that entered the Gulf of Mexico (Hurricanes Katrina and Rita).  Of our 2.5 million horsepower worldwide contract compression fleet, 394 units totaling 212,000 horsepower were located in the paths taken by these hurricanes.  To date, the Company has discovered that eight units totaling approximately 5,200 horsepower have been lost due to the hurricanes, but it is reasonable to expect that the Company will find that additional units were lost or damaged once our on-going inspection process is completed.  The Company’s southern Louisiana-area aftermarket services locations suffered what is currently estimated to be minimal damage.  The Company will continue to assess the impact of Hurricanes Katrina and Rita on its operations as additional information becomes available.

The Company maintains insurance coverage of up to $50 million for windstorm, property and flood damage.  The deductible for windstorm damage under the Company’s insurance coverage is $1 million per named storm.  In addition, most of our contract compression contracts with customers provide that the customer is responsible for loss of or damage to equipment caused by windstorms and floods and require the customer to maintain physical loss insurance for the replacement cost of the equipment.  Of the eight units known to be lost at this time, the customers are responsible for maintaining the physical loss insurance.  There are a total of twelve units, of the 394 units in the hurricanes path, on which the Company is responsible for carrying the physical loss insurance that have incurred some damage (nine units with a net book value of $0.9 million) or that we have been unable to access to determine if any damage has occurred (three units with a net book value of $0.4 million).  We are unable at this time to estimate the cost of repairing these units.  The Company currently believes that the impact of these hurricanes will not have a material adverse impact on its results of operations, financial condition or cash flows.  However, the Company’s investigation of the scope of loss or damage to its contract compression fleet that was located in the path of the hurricanes is not complete.

                The Company has no other commitments or contingent liabilities, which, in the judgment of management, would result in losses that would materially affect its consolidated financial position, operating results or cash flows.

9.  Subsequent Events

On October 28, 2005, the Company completed the planned restructuring of the ABS Facility and added a $25.0 million revolving warehouse facility, increasing the total borrowing capacity to $225.0 million (the “2005 ABS Facility”). The issuer of the 2005 ABS Facility notes is UCO Compression 2005 LLC, a wholly-owned subsidiary of the Company.  The notes will amortize based on the revenues of the secured assets, which is expected to be based on a fourteen-year amortization.  Under the 2005 ABS Facility, the outstanding balance is subject to a variable interest rate based on one-month LIBOR plus 0.74%. The agreement requires 90% of the outstanding balance to be subject to interest rate swap agreements within 30 days after the closing of the transaction.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

                The terms “our,” “Company,” “we” and “us” when used in this report refer to Universal Compression Holdings, Inc. (“Holdings”) and Universal Compression, Inc. (“Universal”).

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

                This report contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report are forward-looking statements, including, without limitation, statements regarding future financial position, business strategy, proposed acquisitions, budgets, litigation, projected costs and plans and objectives of management for future operations. You can identify many of these statements by looking for words such as “believes,” “expects,” “will,” “intends,” “projects,” “anticipates,” “estimates,” “continues” or similar words or the negative thereof.

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

                                                •                                          anticipated cost savings, future revenue, gross profits, EBITDA, as adjusted, and other financial or operational measures related to our business and our primary business segments; and

                                                •                                          plans and objectives of our management for our future operations.

                Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. These forward looking statements are also affected by the risk factors and forward looking statements described in our Annual Report on Form 10-K for the year ended March 31, 2005 and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website and through the SEC’s Electronic Data Gathering and Retrieval System (“EDGAR”) at http://www.sec.gov. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

                                                •                                          conditions in the oil and gas industry, including a sustained decrease in the level of supply or demand for natural gas and the impact of the price of natural gas;

                                                •                                          the ability of our competitors to capture market share and our ability to retain or increase our market share;

                                                •                                          changes in political or economic conditions in key operating markets, including international markets;

                                                •                                          changes in safety and environmental regulations pertaining to the production and transportation of natural gas;

                                                •                                          introduction of competing technologies by us or by other companies;

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

                                                •                                          liability claims related to the use of our products and services;

                                                •                                          our ability to implement and effect price increases for our products and services;

                                                •                                          our ability to manage the rising costs and availability of components and materials from our vendors;

                                                •                                          changes in our strategic direction;

                                                •                                          changes in laws or regulatory conditions in the U.S. and other countries in which we operate;

                                                •                                          our ability to timely, properly and cost-effectively implement our enterprise resource planning (“ERP”) system; and

                                                •                                          our ability to accurately make estimates and assumptions that affect the amounts reported in the financial statements and related disclosures.

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

General

                The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements, and the notes thereto, appearing elsewhere in this report, as well as the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

Overview

General

                We provide a full range of natural gas compression services, including sales, operations, maintenance and fabrication services and products to the natural gas industry, both domestically and internationally.  Through our contract compression business, and our fleet as of September 30, 2005 of approximately 7,100 compressor units comprising approximately 2.5 million horsepower, we provide natural gas compression to domestic and international customers. Through our equipment fabrication business we design, engineer and assemble natural gas compressors for sale to third parties and for use in our contract compression fleet. Through our aftermarket services business, we sell parts and components and provide maintenance and operations services to customers who own their compression equipment or use equipment provided by other companies. These services and products are essential to the natural gas industry as gas must be compressed to be delivered from the wellhead to end-users and, sometimes in the case of declining reservoir pressure, in order for gas to be produced from the wellhead itself.  Our customers consist primarily of domestic and international oil and gas companies, international state-owned oil and gas companies and natural gas producers, processors, gatherers and pipelines.

 Generally, our overall business activity and revenue increase as the demand for natural gas increases.  In the United States, increases in the demand for compression services and products are driven by growth in the production of natural gas, by declining reservoir pressure in maturing natural gas producing fields and, more recently, by increased demand for compression equipment for growing non-conventional natural gas production from places such as coal bed methane, tight sands and shale gas.  In international markets, increases in the demand for compression services and products are driven by growth in natural gas industry infrastructure, environmental initiatives encouraging the production and consumption of natural gas and the growth in the worldwide transportation and use of natural gas.  The demand for compression services is also driven by general increases in the demand for energy fuel stocks, including natural gas, which is generally driven by economic growth, and by increases in the outsourcing of compression needs.

Industry Conditions and Trends

                Generally, the worldwide natural gas industry continued to exhibit strength during our second fiscal quarter, as evidenced by higher natural gas prices, an active natural gas production and exploration market and continued strong demand for our compression services and products.

Company Performance Trends and Fiscal Year 2006 Outlook

We continue to expect strong demand in the contract compression segment to support an average utilization rate in the 90% range.  We continue to experience increasing direct costs in this segment and have continued to implement price increases to our customers when feasible.  Domestic contract compression gross margin is expected to stay within its historical mid-60% range and we expect our international contract compression gross margin to remain in the mid-70% range.  Additionally, we continue to selectively add new large-horsepower units to our contract compression fleet to meet customer requirements in both domestic and international markets.

Although aftermarket service revenues were impacted by the two major hurricanes that recently entered the Gulf of Mexico (Hurricanes Katrina and Rita), we are optimistic that aftermarket service activities in the affected areas will improve in the third quarter as general access improves and our customers resume more normal activity levels.  Customer demand is expected to support continued revenue growth in this segment.  We expect aftermarket services gross margin to remain within its historical range of low-20%.

We continue to expect solid customer demand in our fabrication segment, however, segment revenue is likely to be lower and gross margins higher in fiscal year 2006 than in fiscal year 2005 as we continue to implement our process improvements, maintain greater pricing discipline and focus on more standard compression packages.  The fabrication segment experienced $3.1 million in warranty and start-up expenses during this fiscal year related to packages shipped in fiscal year 2005.  We believe we have resolved or appropriately reserved for those issues and do not expect to incur a similar magnitude of costs in the future, primarily as a result of the process improvements and other changes referred to above.  Excluding these warranty and start-up expenses, gross margins will likely be higher in fiscal year 2006 than in fiscal year 2005.

We are investing in key initiatives to help support the future growth of our company.  These initiatives include an increased marketing and business development commitment targeted at aftermarket services and international expansion, and the implementation of our new company-wide ERP system.

Challenges and Uncertainties

                As mentioned above and described in more detail in “Item 1. Financial Statements — footnote 8, Commitments and Contingencies” in this report, in the quarter ended September 30, 2005, our operations were impacted by Hurricanes Katrina and Rita.  We currently believe that the impact of these hurricanes will not have a material adverse impact on our results of operations, financial condition or cash flows.  However, our investigation of the scope of loss or damage to our contract compression fleet that was located in the path of the hurricanes is not complete.

                Market conditions in the natural gas industry, competition in the natural gas compression industry and the risks inherent in our on-going international expansion continue to represent key challenges and uncertainties.  Additionally, the implementation of our ERP system is anticipated to have a continuing impact on our selling, general and administrative expenses until implementation is completed, which we now anticipate will be in fiscal year 2007.  We expect to see these higher ERP-related expense levels through the remainder of fiscal year 2006, but believe they will moderate as we move into fiscal year 2007.  Moreover, implementation problems, if encountered, could negatively impact our business by disrupting our operations.  Although we currently have no reason to believe that any such significant implementation problems will occur, there are inherent limitations in our ability to predict and plan for these risks and estimate the magnitude of their impact.  Consequently, it is possible that the occurrence of a significant implementation problem could be material to our business operations.

Financial Highlights

Some of the more significant financial items for the three and six months ended September 30, 2005, as compared to the prior year periods, which are discussed below in “Financial Results of Operations,” were as follows:

•                  Net Income.  Net income for the three months ended September 30, 2005 increased by $5.5 million, or 45.0%, and by $11.8 million, or 49.4%, for the six months ended September 30, 2005.

•                  Revenue and Gross Profit. Revenue and gross profit were higher in the three and six month periods ended September 30, 2005 for all segments except fabrication.

•                  Lower Interest Expense.  Interest expense was lower by $3.1 million, or 19.3%, for the three months ended September 30, 2005, and by $7.5 million, or 22.7%, for the six months ended September 30, 2005.

•                  Higher Depreciation and Amortization Expense.  Depreciation and amortization expense increased by $3.3 million, or 14.3%, for the three months ended September 30, 2005, and by $6.3 million, or 13.7% for the six months ended September 30, 2005.

•                  Higher Selling, General and Administrative Expense.  Selling, general and administrative (“SG&A”) expense increased by $2.8 million, or 15.2%, for the three months ended September 30, 2005, and by $5.0 million, or 13.7%, for the six months ended September 30, 2005.

Operating Highlights

The following table summarizes total available horsepower, average contracted horsepower, horsepower utilization percentages and fabrication backlog.

	Three Months Ended			Six Months Ended
	September 30, 2005	March 31, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(Horsepower in thousands)			(Horsepower in thousands)
Total Available Horsepower (at period end):
Domestic contract compression	1,948	1,925	1,896	1,948	1,896
International contract compression	565	544	437	565	437
Total	2,513	2,469	2,333	2,513	2,333

Average Contracted Horsepower:
Domestic contract compression	1,751	1,717	1,665	1,746	1,646
International contract compression	524	484	401	517	394
Total	2,275	2,201	2,066	2,263	2,040

Horsepower Utilization:
Spot (at period end)	91.0%	90.4%	89.8%	91.0%	89.8%
Average	91.0%	90.0%	88.9%	90.8%	87.8%

	September 30, 2005	March 31, 2005	September 30, 2004
	(In millions)
Fabrication Backlog	$113.8	$68.7	$65.7

The increase in domestic available horsepower as of September 30, 2005 compared to September 30, 2004 was primarily attributable to large horsepower units added to our fleet to meet the incremental demand for these units by the industry.  The increase in international horsepower was primarily attributable to the Canadian acquisition in November 2004 and additions in Latin America.

Domestic average contracted horsepower increased by 5.2% for the three months ended September 30, 2005 compared to the prior year quarter and by 6.1% for the six months ended September 30, 2005 compared to the prior year period.  International average contracted horsepower increased by 30.7% for the three months ended September 30, 2005 compared to the prior year quarter and by 31.2% for the six months ended September 30, 2005 compared to the prior year period. These increases were primarily attributable to the Canadian acquisition in November 2004 and higher customer demand.

                Fabrication backlog fluctuates quarter to quarter due to the timing of receipt of orders placed by customers and the timing of recognition of revenue.  The backlog of fabrication projects at November 1, 2005 was approximately $151.0 million.  A majority of the backlog is expected to be completed within a 180-day period.

Financial Results of Operations

     Three months ended September 30, 2005 compared to three months ended September 30, 2004

     The following table summarizes the results of operations for the Company:

	Three Months Ended September 30,
	2005	2004
	(Dollars in thousands)
Revenue:
Domestic contract compression	$81,964	$73,178
% of revenue	45.2%	38.2%
International contract compression	$31,076	$22,872
% of revenue	17.2%	11.9%
Fabrication	$28,193	$57,772
% of revenue	15.6%	30.1%
Aftermarket services	$39,895	$38,062
% of revenue	22.0%	19.8%
Total Revenue.	$181,128	$191,884
Gross Profit:
Domestic contract compression	$52,115	$46,380
International contract compression	22,989	17,460
Fabrication	3,424	6,000
Aftermarket services	8,113	7,858
Total Gross Profit	$86,641	$77,698
Gross Margin:
Domestic contract compression.	63.6%	63.4%
International contract compression	74.0%	76.3%
Fabrication.	12.1%	10.4%
Aftermarket services	20.3%	20.6%
Total Gross Margin	47.8%	40.5%
Expenses:
Depreciation and amortization	$26,439	$23,123
Selling, general and administrative	21,012	18,245
Interest expense, net	13,034	16,154
Foreign currency (gain) loss	(610)	882
Other income, net	(524)	(56)
Income tax expense	9,611	7,160
Net income	$17,679	$12,190

                Revenue.  Domestic contract compression revenue increased due to increased contracted horsepower and higher average contract rates in the three months ended September 30, 2005.  International contract compression revenue increased primarily as a result of the acquisition of a contract compression fleet in Canada and additional compression business in Argentina and Mexico, which contributed to increases of $3.4 million, $2.7 million and $0.9 million, respectively.  Fabrication revenue decreased $19.4 million in the United States, $4.9 million in the Asia Pacific region, $4.1 million in Canada and $1.2 million in Latin America as we maintained greater pricing discipline and focused on more standard compression packages in the three months ended September 30, 2005.  Aftermarket services revenue was higher due primarily to increases within Latin America and the Asia Pacific region of $1.0 million and $0.6 million, respectively.

                Gross Profit.  The changes to gross profit (defined as total revenues less direct costs) for the three months ended September 30, 2005 compared to the prior year period were primarily attributable to revenue increases discussed above for domestic and international contract compression.   These increases were partially offset by a decrease in fabrication gross profit for the current year period due to reduced revenue activity and warranty and start-up expenses related to packages shipped in fiscal year 2005.

                Gross Margin.  As a percentage of segment revenue, direct costs for the domestic contact compression, international contract compression and aftermarket services segments for the three months ended September 30, 2005 remained relatively stable compared to the prior year period.  The higher fabrication gross margin primarily resulted from the implementation of process improvements, maintaining greater pricing discipline and focusing on more standard compression packages. Combined gross margin increased due to changes in the mix of revenues for the three months ended September 30, 2005, with additional higher margin domestic and international contract compression revenues and lower fabrication revenue.

                Depreciation and Amortization.  The increase in depreciation and amortization expense for the three months ended September 30, 2005 compared to the prior year primarily resulted from on-going capital expenditures, consisting primarily of additions to our contract compression fleet and compressor overhauls, and the acquisition of the contract compression fleet in Canada in November 2004.

                SG&A Expenses.  The increase in SG&A expenses for the three months ended September 30, 2005 relates to the increased expenses within the United States of $1.6 million due primarily to increased marketing and business development activities and the on-going implementation of our ERP system.  SG&A expenses in Latin America increased $1.1 million due to our on-going investment in our international infrastructure and growing international revenue taxes, which are classified as SG&A.  SG&A expenses represented 11.6% and 9.5% of revenues for the three months ended September 30, 2005 and 2004, respectively.

                 Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as adjusted.  EBITDA, as adjusted, for the three months ended September 30, 2005 was $66.2 million compared to $59.5 million for the prior year period.  The increase in EBITDA of 11.2% from the prior year is primarily attributable to the revenue and gross profit increases discussed above, partially offset by increased SG&A expenses.  EBITDA, as adjusted, is defined, discussed and reconciled to net income on page 26 of this report, within Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

                 Interest Expense, Net.  The decrease in interest expense for the three months ended September 30, 2005 is primarily related to our debt refinancing activities.  The lower interest rates resulting from the refinancing of debt in February 2005 reduced interest expense.  This decrease was partially offset by an increase in interest expense due to higher total debt levels outstanding during the three months ended September 30, 2005 compared to the same period in the prior year, largely due to the acquisition of the contract compression fleet in Canada in November 2004.

                Income Tax Expense.  The increase in income tax expense for the three months ended September 30, 2005 primarily relates to increased income before taxes as compared to the three months ended September 30, 2004 due to items mentioned above.

Six months ended September 30, 2005 compared to six months ended September 30, 2004

     The following table summarizes the results of operations for the Company:

	Six Months Ended September 30,
	2005	2004
	(Dollars in thousands)
Revenue:
Domestic contract compression	$161,636	$144,151
% of revenue	41.6%	38.3%
International contract compression	$61,376	$45,617
% of revenue	15.8%	12.1%
Fabrication	$84,029	$115,135
% of revenue	21.6%	30.5%
Aftermarket services	$81,771	$71,854
% of revenue	21.0%	19.1%
Total Revenue	$388,812	$376,757
Gross Profit:
Domestic contract compression	$104,011	$91,089
International contract compression	45,382	35,293
Fabrication	6,288	10,027
Aftermarket services	16,942	15,037
Total Gross Profit	$172,623	$151,446
Gross Margin:
Domestic contract compression.	64.3%	63.2%
International contract compression	73.9%	77.4%
Fabrication.	7.5%	8.7%
Aftermarket services	20.7%	20.9%
Total Gross Margin	44.4%	40.2%
Expenses:
Depreciation and amortization	$52,072	$45,796
Selling, general and administrative	41,450	36,460
Interest expense, net	25,494	32,972
Foreign currency (gain) loss	(1,447)	524
Other (income) loss, net	(172)	361
Debt extinguishment costs	—	475
Gain on termination of interest rate swaps	—	(3,197)
Income tax expense	19,411	14,080
Net income	$35,815	$23,975

                Revenue.  Domestic contract compression revenue increased due primarily to higher average contract rates and increased contracted horsepower in the six months ended September 30, 2005.  International contract compression revenue increased primarily as a result of the acquisition of a contract compression fleet in Canada and additional compression business in Argentina and Mexico, which contributed to increases of $7.0 million, $4.7 million and $1.9 million, respectively.  Fabrication revenue decreased $19.9 million in the United States, $12.2 million in the Asia Pacific region and $8.1 million in Canada as we maintained greater pricing discipline and focused on more standard compression packages.  This decrease was partially offset by an increase of $9.1 million in Latin America related to installation projects.  Aftermarket services revenue was higher primarily due to increases within the United States, Latin America and Canada of $5.3 million, $3.0 million and $1.1 million, respectively.

                Gross Profit.  The changes to gross profit (defined as total revenues less direct costs) for the six months ended September 30, 2005 compared to the prior year period were primarily attributable to revenue increases discussed above for domestic contract compression, international contract compression and aftermarket services.  These increases were partially offset by a decrease in fabrication gross profit for the current year period due to reduced revenue activity and warranty and start-up expenses related to packages shipped in fiscal year 2005.

                Gross Margin.  As a percentage of segment revenue, direct costs for the domestic contract compression, international contract compression and aftermarket services segments for the six months ended September 30, 2005 remained relatively stable as compared to the prior year period.  Combined gross margin increased due to changes in the mix of revenues in the current year, with additional higher-margin domestic and international contract compression revenues and lower fabrication revenue.  Fabrication gross margin was lower for the six months ended September 30, 2005 compared to the same period in the prior year primarily as a result of warranty and start-up expenses related to packages shipped in fiscal year 2005.  This was partially offset by the implementation of process improvements, greater pricing discipline and focus on more standard compression packages.

                Depreciation and Amortization.  The increase in depreciation and amortization expense for the six months ended September 30, 2005 compared to the prior year period primarily resulted from on-going capital expenditures, consisting primarily of additions to our contract compression fleet and compressor overhauls, and the acquisition of the contract compression fleet in Canada in November 2004.

                SG&A Expenses.  The increase in SG&A expenses for the six months ended September 30, 2005 relates to the increased expenses within the United States of $2.9 million due primarily to increased marketing and business development activities and the on-going implementation of our ERP system.  SG&A expenses in Latin America increased $2.0 million due to our on-going investment in our international infrastructure and growing international revenue taxes, which are classified as SG&A.  SG&A expenses represented 10.7% and 9.7% of revenues for the six months ended September 30, 2005 and 2004, respectively.

                EBITDA, as adjusted.  EBITDA, as adjusted, for the six months ended September 30, 2005 was $131.3 million compared to $114.6 million for the prior year period.  The increase in EBITDA of 14.6% from the prior year period is primarily attributable to the revenue and gross profit increases discussed above for domestic contract compression, international contract compression and aftermarket services, partially offset by increased SG&A expenses.  EBITDA, as adjusted, is defined, discussed and reconciled to net income on page 26 of this report, within Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

                 Interest Expense, Net.  The decrease in interest expense for the six months ended September 30, 2005 is primarily related to our debt refinancing activities.  The lower interest rates resulting from the refinancing of debt in February 2005 reduced interest expense.  This decrease was partially offset by an increase in interest expense due to higher total debt levels outstanding during the six months ended September 30, 2005, largely due to the acquisition of the contract compression fleet in Canada in November 2004.

                Gain on Termination of Interest Rate Swaps. A $3.2 million gain on the termination of interest rate swap agreements was recognized for the six months ended September 30, 2004.  This gain was the result of reducing the notional amount of interest rate swaps by $84.8 million on our ABS Facility in connection with a principal reduction of $80.0 million in June 2004.

                Income Tax Expense.  The increase in income tax expense for the six months ended September 30, 2005 primarily relates to increased income before taxes as compared to the six months ended September 30, 2004 due to the items mentioned above.

Liquidity and Capital Resources

Our primary sources of cash are operating activities and financing activities.  Our primary uses of cash are operating expenditures, capital expenditures and long-term debt repayments.  The following table summarizes our sources and uses of cash for the six months ended September 30, 2005 and 2004, and our cash and working capital as of the end of such periods (in thousands):

	Six Months Ended September 30,
	2005	2004
Net cash provided by (used in):
Operating activities	$99,819	$54,700
Investing activities.	$(77,053)	$(58,025)
Financing activities	$(35,360)	$(89,462)

	As of September 30,
	2005	2004
Cash.	$26,979	$28,719
Working capital, net of cash	$83,266	$83,859

Overview.  Net cash used in investing and financing activities exceeded net cash provided by operating activities by $12.6 million for the six months ended September 30, 2005 primarily as a result of $80.5 million of capital expenditures and $40.0 million of debt repayments.  As a result, the cash balance of $38.7 million at March 31, 2005 declined to $27.0 million at September 30, 2005.  For the six months ended September 30, 2004, net cash used in investing and financing activities exceeded net cash provided by operating activities by $92.8 million.

Operations. Net cash provided by operating activities increased $45.1 million for the six months ended September 30, 2005 compared to the prior year period primarily as a result of increased earnings and changes in working capital.

                Capital Expenditures.  Capital expenditures for the six months ended September 30, 2005 were $80.5 million consisting of $43.4 million for fleet additions, $22.2 million for compressor overhauls, $4.2 million for service trucks and $10.7 million for machinery, equipment, information technology equipment and other items.  This excluded proceeds from asset sales of $8.3 million, resulting in net capital expenditures of $72.2 million.  Based on current market conditions, we expect to continue to invest in fleet additions, compressor overhauls and maintenance and other capital requirements.  We expect net capital expenditures (defined as capital expenditures less proceeds from asset sales) of approximately $145.0 million to $155.0 million for the fiscal year ending March 31, 2006, including approximately $40.0 million for compression fleet maintenance capital.

                Long-term Debt. As of September 30, 2005, we had approximately $818.2 million in outstanding debt obligations consisting  of $398.0 million outstanding under the seven-year term loan, $171.5 million outstanding under the 7 1/4% senior notes, $200.0 million outstanding under the ABS Facility and $48.7 million outstanding under the revolving credit facility.

                The maturities of this debt for the twelve months ended September 30 of the periods indicated are shown below (in thousands).  We expect to pay these principal payments through cash generated by operations and debt refinancing activity.

2006	$25,099
2007	25,099
2008	25,099
2009	25,099
2010	245,339
Thereafter	472,505
Total debt	$818,239

                Historically, we have financed capital expenditures with net cash provided by operating and financing activities.  Based on current market conditions, we expect that net cash provided by operating activities will be sufficient to finance our operating expenditures, capital expenditures and scheduled interest and debt repayments through the 2006 fiscal year.  To the extent that net cash provided by operating activities is not sufficient to finance our operating expenditures, capital expenditures and scheduled interest and debt repayments through the 2006 fiscal year, we may borrow additional funds under our revolving credit facility or we may obtain additional debt or equity financing.

Debt Covenants and Availability.  Covenants in our credit facilities require that we maintain various financial ratios, including a collateral coverage ratio (market value of domestic compression collateral to amount of indebtedness outstanding under our credit facility) of greater than or equal to 1.15 to 1.0, a total leverage ratio (total debt to earnings before interest, taxes, depreciation and amortization expense) of less than or equal to 5.0 to 1.0, and an interest coverage ratio (earnings before interest, taxes, depreciation and amortization expense to interest expense) of greater than or equal to 2.5 to 1.0.   As of September 30, 2005, we and our subsidiaries were in compliance with all financial covenants.

As of September 30, 2005, due to restrictive covenants and after giving effect to $21.7 million of outstanding letters of credit under our financing documents, we had an aggregate unused credit availability of approximately $104.7 million from our revolving credit facility.

Recent Debt Amendment.  In September 2005, we entered into an amendment to our senior secured credit agreement (the “Amendment”).  Prior to entering into the Amendment, the senior secured credit agreement consisted of a seven-year term loan and a five-year $250.0 million revolving credit facility.  The Amendment provides, among other things, that the interest rate applicable to our seven-year term loan is reduced by 0.25% resulting in a rate of LIBOR plus 1.50%.  The borrowing capacity under the revolving credit facility was reduced by $75.0 million to $175.0 million.  In addition, under the terms of the Amendment, in October 2005, $75.0 million of our outstanding revolving credit facility balance was funded to our seven-year term loan.  The additional $75.0 million of seven-year term loan will amortize over the remaining term of the original seven-year term loan.  Additionally, the Amendment increases our ability to enter into future unsecured indebtedness from $125.0 million to $200.0 million and reduces the collateral ratio required from 1.25 to 1.0 downward to 1.15 to 1.0.  The Amendment also modifies the total leverage ratio required for a redemption of our stock up to $100.0 million from 3.5 to 1.0 upward to 4.0 to 1.0.  Finally, the Amendment provides, at our option, with the prior approval of the administrative agent and subject to other stated requirements, for one or more future increases of the revolving credit facility up to a maximum of $250.0 million.

Recent Debt Restructuring.  On October 28, 2005, we completed the planned restructuring of the ABS Facility and added a $25.0 million revolving warehouse facility, increasing the total borrowing capacity to $225.0 million (the “2005 ABS Facility”). The issuer of the 2005 ABS Facility notes is UCO Compression 2005 LLC, a wholly-owned subsidiary.  The notes will amortize based on the revenues of the secured assets, which is expected to be based on a fourteen-year amortization.  Under the 2005 ABS Facility, the outstanding balance is subject to a variable interest rate based on one-month LIBOR plus 0.74%. The agreement requires 90% of the outstanding balance to be subject to interest rate swap agreements within 30 days after the closing of the transaction.

THE COMPANY’S DEFINITION, RECONCILIATION

AND USE OF EBITDA, AS ADJUSTED

EBITDA, as adjusted, is defined as net income plus income taxes, interest expense (including debt extinguishment costs and gain on the termination of interest rate swaps), depreciation and amortization, foreign currency gains or losses, excluding non-recurring items (including facility consolidation costs) and extraordinary gains or losses.

EBITDA, as adjusted, represents a measure upon which management assesses performance and, as such, we believe that the generally accepted accounting principle (“GAAP”) measure most directly comparable to it is net income or net loss.  The following table reconciles our EBITDA, as adjusted, to net income (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
EBITDA, as adjusted	$66,153	$59,509	$131,345	$114,625
Depreciation and amortization	(26,439)	(23,123)	(52,072)	(45,796)
Interest expense, net	(13,034)	(16,154)	(25,494)	(32,972)
Debt extinguishment costs	—	—	—	(475)
Gain on termination of interest rate swaps	—	—	—	3,197
Foreign currency gain (loss)	610	(882)	1,447	(524)
Income tax expense	(9,611)	(7,160)	(19,411)	(14,080)
Net income	$17,679	$12,190	$35,815	$23,975

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

Use of EBITDA, as adjusted, by itself and without consideration of other measures, is not an adequate measure of the Company’s performance because this measure excludes certain material items.  Further, the measure has a limitation in that many users of financial statements believe that EBITDA is a measure of liquidity or of cash flows.  We do not use EBITDA, as adjusted, in this way because it excludes interest and income tax payments and changes in working capital accounts and therefore we urge the readers of our financial statements to not use the measure in this way either.  Management compensates for these limitations by using EBITDA, as adjusted, as a supplemental measure to other GAAP results to provide a more complete understanding of our performance without considering financial and other items that have less bearing on operating performance. The measure has a limitation, as it does not consider the amount of required reinvestment to maintain similar going forward results.  Management mitigates this limitation by reviewing and disclosing the Company’s capital and maintenance capital expenditures on a regular basis as yet another supplemental tool to evaluate the Company.

EBITDA, as adjusted, is not a measure of financial performance under GAAP and should not be considered an alternative to net income as an indicator of our operating performance or to net cash provided by operating activities as a measure of our liquidity.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

                Variable Rate Debt

                We are exposed to market risk due to variable interest rates under our financing and interest rate swap arrangements.

                The interest rate under our revolving credit facility, which had $48.7 million outstanding as of September 30, 2005, is based upon, at our option, either a base rate plus an applicable margin, which varies from 0.25% to 1.25% based on our leverage ratio, or the one, two, three or six month LIBOR, plus an applicable margin which varies from 1.25% to 2.25% based on our leverage ratio.  At November 1, 2005, the applicable rate was the one month LIBOR, which was 4.09% and the applicable margin was 1.50%.

                At September 30, 2005, $98.0 million of the $398.0 million outstanding under the seven-year term loan remained floating.  The remaining $300.0 million outstanding under the seven-year term loan is subject to interest rate swap agreements, which are described below in “Interest Rate Swap Arrangements.”  This facility provides, at our option, for interest at a base rate plus an applicable margin of either 0.50% or 0.75% depending on our rating from S&P and Moodys, or the one, two, three or six month LIBOR, plus a margin of either 1.50% or 1.75% depending on the rating from S&P and Moodys. At November 1, 2005, the applicable rate was the one month LIBOR, which was 4.09%, and the applicable margin was 1.50%.

                Also at September 30, 2005, $120.3 million of our ABS Facility was subject to a variable interest rate based on the one month LIBOR, which was 4.09% at November 1, 2005, plus 1.27%. The remaining $79.7 million is subject to an interest rate swap agreement, which is described below in “Interest Rate Swap Arrangements.”

                In addition, $100 million of our 7 1/4% senior notes are subject to interest rate swap agreements which convert the fixed rate to a variable rate. The variable rate under these interest rate swap agreements is six month LIBOR, payable in arrears, plus an average applicable margin of 3.21%. At November 1, 2005, the six month LIBOR was 4.47%.

                As of September 30, 2005, approximately $367.0 million of our outstanding indebtedness and other obligations bore interest at floating rates and a 1.0% increase in interest rates would result in an approximate $3.7 million annual increase in our interest expense.

     Interest Rate Swap Arrangements

                We are also a party to interest rate swap agreements which are recorded at fair-market value in our financial statements.  A change in the underlying interest rates may also result in a change in their recorded value.

                At September 30, 2005, the notional amount of the interest rate swap agreement related to our ABS Facility was $79.7 million and the fair market value of this interest rate swap agreement was a liability of approximately $2.1 million, which was recorded as a derivative liability. The interest rate swap agreement terminates in February 2013. The fixed rate of this swap agreement is 5.21%, for an all-in fixed rate of 6.48% on this portion of the ABS Facility, inclusive of the ABS Facility’s applicable margin of 1.27%.

                At September 30, 2005, the notional amount of the interest rate swap agreements related to the seven-year term loan was $300.0 million. The fair market value of these interest rate swap agreements was an asset of approximately $4.4 million, which was recorded as a derivative asset.  The interest rate swap agreements terminate in March 2010.  The weighted average fixed rate of these interest rate swap agreements is 4.02%, for an all-in weighted average fixed rate of 5.52% on this portion of the term loan, inclusive of the term loan’s applicable margin of 1.50%.

                As noted above, the notional amount of the interest rate swap agreements related to our 7 1/4% senior notes was $100 million.  The fair market value of these interest rate swap agreements at September 30, 2005, was a liability of approximately $3.4 million, which is recorded as a derivative liability.  These interest rate swap agreements terminate in May 2010.

     Foreign Currency Exchange Rates

                To minimize any significant foreign currency credit risk, we generally contractually require that payment by our customers be made in U.S. dollars. If payment is not made in U.S. dollars, we generally utilize the exchange rate into U.S. dollars on the payment date and balance payments in local currency against local expenses.

ITEM 4.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), Company and Universal management, including the Chief Executive Officer and Chief Financial Officer of Holdings and of Universal, evaluated as of the end of the period covered by this report, the effectiveness of their disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Holdings and Universal concluded that their disclosure controls and procedures, as of the end of the period covered by this report, were effective for the purpose of ensuring that information required to be disclosed by Holdings and Universal in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms under the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

                There were no changes in Holdings’ or Universal’s internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

                On July 26, 2005, we held our Annual Meeting of Stockholders.  The matters voted upon at the meeting and the results of those votes were as follows:

1.               Re-election of three Class B members of the Board of Directors for a term expiring at our 2008 Annual Meeting of Stockholders:

	Votes For	Votes Withheld
Ernie L. Danner	26,858,807	3,981,803
Lisa W. Rodriguez	26,063,122	4,777,488
Stephen A. Snider	27,122,724	3,717,886

2.               An amendment to the Company’s Restricted Stock Plan, which was rejected:

For	Against	Abstain	Broker Non-Vote
14,215,984	13,958,716	729,497	1,936,413

3.               Ratification of the appointment of Deloitte & Touche LLP to serve as the Company’s Independent Auditors for the fiscal  year ending March 31, 2006.

For	Against	Abstain	Broker Non-Vote
30,501,110	337,573	1,927	0

ITEM 5.  Other Information

                The Audit Committee has approved certain non-audit services to be performed by our independent auditors, none of which would be prohibited services under the Sarbanes-Oxley Act of 2002.

ITEM 6.  Exhibits

(a)      Exhibits.

Exhibit No.	Description
10.1

First Amendment to $650,000,000 Senior Secured Credit Agreement, dated as September 22, 2005, among Universal Compression, Inc., as Co-US Borrower and Guarantor, Universal Compression Holdings, Inc., as Co-US Borrower and Guarantor, UC Canadian Partnership Holdings Company, as Canadian Borrower, Wachovia Bank, National Association, as US Administrative Agent, Congress Financial Corporation (Canada), as Canadian Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Deutsche Bank Securities Inc., The Bank of Nova Scotia and The Royal Bank of Scotland plc as Co-Documentation Agents and the Lenders signatory thereto arranged by Wachovia Capital Markets, LLC.

10.2	Form of Change of Control Agreement for designated executive officers of Universal Compression Holdings, Inc.
31.1	Certification of the Chief Executive Officer of Universal Compression Holdings, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer of Universal Compression Holdings, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
31.3	Certification of the Chief Executive Officer of Universal Compression, Inc. pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.
31.4	Certification of the Chief Financial Officer of Universal Compression, Inc. pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.
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

UNIVERSAL COMPRESSION HOLDINGS, INC.

Date: November 3, 2005	By:	/s/ J. MICHAEL ANDERSON
J. Michael Anderson,
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ KENNETH R. BICKETT
Kenneth R. Bickett
Vice President, Accounting and Corporate Controller
(Principal Accounting Officer)

UNIVERSAL COMPRESSION, INC.

	By:	/s/ J. MICHAEL ANDERSON
J. Michael Anderson,
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ KENNETH R. BICKETT
Kenneth R. Bickett
Vice President, Accounting and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1

First Amendment to $650,000,000 Senior Secured Credit Agreement, dated as September 22, 2005, among Universal Compression, Inc., as Co-US Borrower and Guarantor, Universal Compression Holdings, Inc., as Co-US Borrower and Guarantor, UC Canadian Partnership Holdings Company, as Canadian Borrower, Wachovia Bank, National Association, as US Administrative Agent, Congress Financial Corporation (Canada), as Canadian Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Deutsche Bank Securities Inc., The Bank of Nova Scotia and The Royal Bank of Scotland plc as Co-Documentation Agents and the Lenders signatory thereto arranged by Wachovia Capital Markets, LLC.

10.2	Form of Change of Control Agreement for designated executive officers of Universal Compression Holdings, Inc.
31.1	Certification of the Chief Executive Officer of Universal Compression Holdings, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer of Universal Compression Holdings, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
31.3	Certification of the Chief Executive Officer of Universal Compression, Inc. pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.
31.4	Certification of the Chief Financial Officer of Universal Compression, Inc. pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.
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