Form 10-Q
period 2006-03-31
UNIVERSAL COMPRESSION HOLDINGS INC; UNIVERSAL COMPRESSION INC
filed 2006-05-09
CIK 1057234, 1057233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Numbers: 001-15843

333-48279

UNIVERSAL COMPRESSION HOLDINGS, INC.

UNIVERSAL COMPRESSION, INC.

(Exact name of registrants as specified in their charters)

DELAWARE	13-3989167
TEXAS	74-1282680
(States or Other Jurisdictions of	(I.R.S. Employer
Incorporation or Organization)	Identification
Nos.)

4444 BRITTMOORE ROAD
HOUSTON, TEXAS	77041
(Address of Principal Executive	(Zip Code)
Offices)

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

Yes ☒ No ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☒                              Accelerated Filer ☐                                       Non-Accelerated Filer ☐  (Universal Compression Holdings, Inc.)

Large Accelerated Filer ☐                              Accelerated Filer ☐                                       Non-Accelerated Filer ☒  (Universal Compression, Inc.)

Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

UNIVERSAL COMPRESSION, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

As of May 1, 2006, there were 30,146,706 shares of Universal Compression Holdings, Inc.’s common stock, $0.01 par value, outstanding and 4,910 shares of Universal Compression, Inc.’s common stock, $10.00 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNIVERSAL COMPRESSION HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$42,232	$39,262
Restricted cash	2,650	4,187
Accounts receivable, net of allowance for bad debts of $3,916 and $3,616 as of March 31, 2006 and December 31, 2005, respectively	139,871	121,642
Inventories, net of reserve for obsolescence of $10,801 and $10,896 as of March 31, 2006 and December 31, 2005, respectively	107,257	108,273
Deferred income taxes	7,100	7,447
Other	19,036	19,787
Total current assets	318,146	300,598
Contract compression equipment	1,600,205	1,567,470
Other property	175,956	167,946
Accumulated depreciation and amortization	(405,057)	(375,575)
Net property, plant and equipment	1,371,104	1,359,841
Goodwill	403,124	403,261
Derivative financial instruments	11,624	6,954
Other assets	33,858	24,641
Total assets	$2,137,856	$2,095,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$64,538	$55,014
Accrued liabilities	58,448	43,796
Unearned revenue	38,561	36,367
Accrued interest	5,931	2,458
Current portion of long-term debt and capital lease obligations	19,451	18,249
Total current liabilities	186,929	155,884
Capital lease obligations	264	285
Long-term debt	878,599	904,807
Deferred income taxes	194,922	186,632
Derivative financial instruments	5,350	6,006
Other liabilities	10,514	10,369
Total liabilities	1,276,578	1,263,983
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	324	323
Treasury stock	(100,011)	(100,011)
Additional paid-in capital	757,286	759,105
Deferred compensation	—	(6,065)
Accumulated other comprehensive loss	(7,584)	(12,428)
Retained earnings	211,263	190,388
Total stockholders’ equity	861,278	831,312
Total liabilities and stockholders’ equity	$2,137,856	$2,095,295

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue:
Domestic contract compression	$94,045	$76,918
International contract compression	33,293	28,739
Fabrication	56,309	48,037
Aftermarket services	45,421	39,942
Total revenue	229,068	193,636
Costs and expenses:
Domestic contract compression–direct costs	32,914	29,240
International contract compression–direct costs	8,397	6,967
Fabrication—direct costs	50,105	44,996
Aftermarket services—direct costs	35,807	33,281
Depreciation and amortization	29,799	24,390
Selling, general and administrative	26,581	20,072
Interest expense, net	14,057	14,396
Debt extinguishment costs	—	26,068
Asset impairment expense	—	3,080
Foreign currency (gain) loss	(609)	103
Other income, net	(733)	(897)
Total costs and expenses	196,318	201,696
Income (loss) before income taxes	32,750	(8,060)
Income tax expense (benefit)	11,875	(3,570)
Net income (loss)	$20,875	$(4,490)

Weighted average common and common equivalent shares outstanding:
Basic	29,629	31,580
Diluted	30,700	31,580

Earnings (loss) per share—Basic	$0.70	$(0.14)
Earnings (loss) per share—Diluted	$0.68	$(0.14)

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$20,875	$(4,490)
Adjustments to reconcile net income (loss) to cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	29,799	24,390
Loss on early extinguishment of debt	—	26,068
Loss on asset impairment	—	3,080
Gain on asset sales	(326)	(562)
Amortization of debt issuance costs	473	734
Stock-based compensation expense	1,682	304
Increase (decrease) in deferred taxes	6,011	(5,120)
(Increase) decrease in other assets	(2,660)	(1,600)
(Increase) decrease in receivables	(14,634)	(20,200)
(Increase) decrease in inventories	1,223	(9,501)
Increase (decrease) in accounts payables	7,664	17,217
Increase (decrease) in accrued liabilities	8,820	(2,069)
Increase (decrease) in unearned revenue	2,194	5,178
Increase (decrease) in accrued interest	3,473	(11,596)
Net cash provided by operating activities	64,594	21,833
Cash flows from investing activities:
Additions to property, plant and equipment	(38,732)	(38,283)
Proceeds from sale of property, plant and equipment	1,685	6,003
Cash paid for acquisitions	(4,450)	(1,922)
Decrease in restricted cash	1,537	—
Net cash used in investing activities	(39,960)	(34,202)
Cash flows from financing activities:
Principal repayments of long-term debt	(42,612)	(612,181)
Borrowings under revolving credit facility	18,994	126,225
Proceeds from issuance of debt	—	500,000
Debt extinguishment premium and costs	—	(19,527)
Debt issuance costs	(171)	(2,456)
Proceeds from common stock issuance	1,888	5,423
Payments on capital lease agreements	(26)	—
Net cash used in financing activities	(21,927)	(2,516)
Effect of exchange rate changes on cash and cash equivalents	263	(350)
Net increase (decrease) in cash and cash equivalents	2,970	(15,235)
Cash and cash equivalents at beginning of period	39,262	53,958
Cash and cash equivalents at end of period	$42,232	$38,723

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$42,232	$39,262
Restricted cash	2,650	4,187
Accounts receivable, net of allowance for bad debts of $3,916 and $3,616 as of March 31, 2006 and December 31, 2005, respectively	139,871	121,642
Inventories, net of reserve for obsolescence of $10,801 and $10,896 as of March 31, 2006 and December 31, 2005, respectively	107,257	108,273
Deferred income taxes	7,100	7,447
Other	19,036	19,787
Total current assets	318,146	300,598
Contract compression equipment	1,600,205	1,567,470
Other property	175,956	167,946
Accumulated depreciation and amortization	(405,057)	(375,575)
Net property, plant and equipment	1,371,104	1,359,841
Goodwill	403,124	403,261
Notes receivable - affiliate	97,475	100,277
Derivative financial instruments	11,624	6,954
Other assets	33,858	24,641
Total assets	$2,235,331	$2,195,572

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable, trade	$64,538	$55,014
Accrued liabilities	58,448	43,796
Unearned revenue	38,561	36,367
Accrued interest	5,931	2,458
Current portion of long-term debt and capital lease obligations	19,451	18,249
Total current liabilities	186,929	155,884
Capital lease obligations	264	285
Long-term debt	878,599	904,807
Deferred income taxes	195,542	186,729
Derivative financial instruments	5,350	6,006
Other liabilities	10,514	10,369
Total liabilities	1,277,198	1,264,080
Commitments and contingencies (Note 9)
Stockholder’s equity:
Common stock	49	49
Additional paid-in capital	745,876	745,876
Accumulated other comprehensive loss	(7,584)	(12,428)
Retained earnings	219,792	197,995
Total stockholder’s equity	958,133	931,492
Total liabilities and stockholder’s equity	$2,235,331	$2,195,572

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue:
Domestic contract compression	$94,045	$76,918
International contract compression	33,293	28,739
Fabrication	56,309	48,037
Aftermarket services	45,421	39,942
Total revenue	229,068	193,636
Costs and expenses:
Domestic contract compression—direct costs	32,914	29,240
International contract compression—direct costs	8,397	6,967
Fabrication–direct costs	50,105	44,996
Aftermarket services–direct costs	35,807	33,281
Depreciation and amortization	29,799	24,390
Selling, general and administrative	26,581	20,072
Interest expense, net	14,057	14,396
Interest income from affiliate	(1,447)	—
Debt extinguishment costs	—	26,068
Asset impairment expense	—	3,080
Foreign currency (gain) loss	(609)	103
Other income, net	(733)	(897)
Total costs and expenses	194,871	201,696
Income (loss) before income taxes	34,197	(8,060)
Income tax expense (benefit)	12,400	(3,570)
Net income (loss)	$21,797	$(4,490)

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$21,797	$(4,490)
Adjustments to reconcile net income (loss) to cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	29,799	24,390
Loss on early extinguishment of debt	—	26,068
Loss on asset impairment	—	3,080
Gain on asset sales	(326)	(562)
Amortization of debt issuance costs	473	734
Stock-based compensation expense	1,682	965
Increase (decrease) in deferred taxes	6,536	(5,120)
(Increase) decrease in other assets	(2,660)	(1,600)
(Increase) decrease in receivables	(14,634)	(20,200)
(Increase) decrease in inventories	1,223	(9,501)
Increase (decrease) in accounts payable	7,664	17,217
Increase (decrease) in accrued liabilities	8,820	(2,730)
Increase (decrease) in unearned revenue	2,194	5,178
Increase (decrease) in accrued interest	2,026	(11,596)
Net cash provided by operating activities	64,594	21,833
Cash flows from investing activities:
Additions to property, plant and equipment	(38,732)	(38,283)
Proceeds from sale of property, plant and equipment	1,685	6,003
Cash paid for acquisitions	(4,450)	(1,922)
Repayment of loan to affiliate	1,888	—
Decrease in restricted cash	1,537	—
Net cash used in investing activities	(38,072)	(34,202)
Cash flows from financing activities:
Principal repayments of long-term debt	(42,612)	(612,181)
Borrowings under revolving credit facility	18,994	126,225
Proceeds from issuance of debt	—	500,000
Debt extinguishment premium and costs	—	(19,527)
Capital contribution from stockholder	—	5,423
Debt issuance costs	(171)	(2,456)
Payments on capital lease agreements	(26)	—
Net cash used in financing activities	(23,815)	(2,516)
Effect of exchange rate changes on cash and cash equivalents	263	(350)
Net increase (decrease) in cash and cash equivalents	2,970	(15,235)
Cash and cash equivalents at beginning of period	39,262	53,958
Cash and cash equivalents at end of period	$42,232	$38,723

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.

UNIVERSAL COMPRESSION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

1.     Basis of Presentation

These notes apply to the unaudited consolidated financial statements of both Universal Compression Holdings, Inc. (“Holdings”) and Universal Compression, Inc. (“Universal”) and their subsidiaries. The term “Company” will be used if a statement is applicable to both Holdings and Universal. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Company’s Transition Report on Form 10-K for the nine months ended December 31, 2005. That report contains a more comprehensive summary of the Company’s major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2006.

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

The dilutive effect of stock options and unvested restricted stock grants outstanding for the three months ended March 31, 2006 was 1,071,000 shares. For the three months ended March 31, 2006, no options were excluded from the computation of diluted earnings per share. No stock options or unvested restricted stock grants outstanding were included in the calculation of diluted loss per share due to their anti-dilutive effect for the three months ended March 31, 2005. For the three months ended March 31, 2005, outstanding stock options and unvested restricted stock grants of 2,718,000 shares were excluded from the computation of diluted loss per share due to their anti-dilutive effect.

Goodwill

Goodwill and intangible assets acquired in connection with business combinations represent the excess of consideration over the fair value of tangible net assets acquired. Certain assumptions and estimates are employed in determining the fair value of assets acquired and liabilities assumed, as well as in determining the allocation of goodwill to the appropriate reporting unit.

The Company performs an impairment test for goodwill assets annually or earlier if indicators of potential impairment exist. The Company’s goodwill impairment test involves a comparison of the fair value of each of its reporting units with their carrying value. The fair value is determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models. In February 2006, the Company performed its annual impairment analysis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and determined that no impairment had occurred.  If for any reason the fair value of the Company’s goodwill or that of any of its reporting units declines below the carrying value in the future, the Company may incur charges for the impairment.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Prior to 2006, the Company accounted for stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, stock option expense was not recognized in net income as the exercise price of stock options granted was equal to the market value of the stock on the date of grant. The Company has previously provided footnote disclosure of pro forma net income and earnings per share amounts as if stock option expense had been recognized based on fair value.

The Company adopted SFAS No. 123R utilizing the modified prospective transition method. As a result, prior periods have not been restated to reflect the impact of SFAS No. 123R. In the first quarter of 2006, the adoption of SFAS No. 123R impacted our results of operation by increasing stock-based compensation expense by $1.2 million ($0.9 million, net of tax) as compared to the expense that would have been recognized under APB 25. The adoption of SFAS No. 123R decreased Holdings’ basic and diluted earnings per share for the three months ended March 31, 2006 by $0.03 per share.

2.     Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs - an amendment of ARB 43, Chapter 4.”  SFAS No. 151 provides clarification that abnormal amounts of idle facility expense, freight, handling costs and wasted material be recognized as current period charges. In addition, SFAS No. 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial statements.

3.     Inventories, Net

Inventories, net, consisted of the following (in thousands):

	March 31, 2006	December 31, 2005

Raw materials	$68,342	$67,125
Work-in-progress	48,934	50,810
Finished goods	782	1,234
Total inventories	118,058	119,169
Reserve for obsolescence	(10,801)	(10,896)
Inventories, net	$107,257	$108,273

4.     Long-Term Debt

As of March 31, 2006, the Company had approximately $897.9 million in outstanding debt consisting of $470.6 million outstanding under the seven-year term loan, $169.7 million outstanding under the 7 1/4 % senior notes, $197.6 million outstanding under the asset-backed securitization lease facility (the “ABS Facility”) and $60.0 million outstanding under the revolving credit facility.

5.     Stock-Based Compensation

The following table presents the stock-based compensation expense included in the Company’s results of operations (in thousands):

	Three Months Ended March 31,
	2006	2005
Stock options	$1,113	$—
Restricted stock	469	299
Employee Stock Purchase Plan	100	—
Total stock-based compensation expense	1,682	299
Income tax benefit	(514)	(101)
Total after-tax stock-based compensation expense	$1,168	$198

There was no stock-based compensation cost that was capitalized during the three month periods ended March 31, 2006 or 2005.

Stock options

The Company utilizes stock options under its incentive stock option plan in order to motivate and retain key employees. Stock options granted under the plan are exercisable over a ten-year period. Options generally vest over the following time period:

Year 1	33 1/3%
Year 2	33 1/3%
Year 3	33 1/3%

Under the incentive stock option plan, options to purchase common stock may be granted until 2011. Options generally are granted at fair market value at the date of grant, are exercisable in installments beginning one year from the date of grant, and expire 10 years after the date of grant.

The weighted average fair values at date of grant for options granted during the three months ended March 31, 2006 and 2005 were $17.99 and $16.82, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months Ended March 31,
	2006	2005
Expected life in years	6.0	5.9
Risk-free interest rate	4.70%	4.25%
Volatility	33.13%	38.54%
Dividend yield	0.00%	0.00%

The expected life represents the period of time the stock options are expected to be outstanding prior to exercise and is based on the simplified model. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for a period commensurate with the estimated expected life of the stock options. Expected volatility is based on the historical volatility of the Company’s stock over the most recent period commensurate with the expected life of the stock options and other factors. The Company has not historically paid a dividend and does not expect to pay a dividend during the expected life of the stock options. Under SFAS No. 123R, the Company is required to record compensation cost from stock-based compensation utilizing an estimated forfeiture rate. Historical data related to forfeitures experienced by the Company was used to estimate forfeiture rates.

The following table presents stock option activity for the three months ended March 31, 2006 (remaining life in years, intrinsic value in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Options outstanding, December 31, 2005	2,219,014	$25.92
Granted	302,800	43.39
Exercised	(56,978)	23.77
Cancelled	(6,036)	25.91
Options outstanding, March 31, 2006	2,458,800	$28.12	6.7	$55,548
Options exercisable at March 31, 2006	1,853,157	$24.91	4.4	$47,736

Intrinsic value is the difference between the market value of the Company’s stock and the exercise price of each option multiplied by the number of options outstanding. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 and 2005 was $1.3 million and $5.8 million, respectively. The total grant date fair value of stock options that vested during the three months ended March 31, 2006 and 2005 was $2.6 million and $4.1 million, respectively. As of March 31, 2006, $10.1 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over the weighted-average period of 2.1 years.

Cash received from stock option exercises during the three months ended March 31, 2006 and 2005 was $1.4 million and $5.2 million, respectively.

Restricted Stock

The Company utilizes grants of restricted stock as long-term compensation for designated employees. The Company’s restricted stock plan provides for the award of up to 1,350,000 shares of the Company’s common stock to certain officers and designated employees. Generally, common stock subject to restricted stock grants will vest 0% upon the first anniversary of the grant and 25% on each anniversary thereafter through the fifth anniversary.

Under APB 25, prior to January 1, 2006, deferred compensation was charged for the market value of restricted shares granted. The deferred compensation balance is shown as a reduction to Holdings’ stockholders’ equity in the accompanying consolidated balance sheet at December 31, 2005. Upon adoption of SFAS No. 123R, the deferred compensation balance at January 1, 2006 was reversed and recorded to additional paid-in capital. Under both APB 25 and SFAS No. 123R, the market value of the restricted shares granted is amortized ratably over the restricted period of five years.

Prior to January 1, 2006, under APB 25, the Company recorded the effect of forfeitures on compensation expense related to restricted stock as it actually occurred. Effective January 1, 2006, under SFAS No. 123R, the Company is required to record compensation cost from stock-based compensation utilizing an estimated forfeiture rate. Historical data related to forfeitures experienced by the Company was used to estimate forfeiture rates. The impact on previously recognized expense from the change in forfeiture rates was immaterial.

The following table presents restricted stock activity for the three months ended March 31, 2006:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested restricted stock, December 31, 2005	242,194	$33.01
Granted	129,050	43.38
Vested	(22,500)	24.76
Cancelled	(1,350)	37.71
Non-vested restricted stock, March 31, 2006	347,394	$37.38

The total grant date fair value of restricted stock that vested during the three months ended March 31, 2006 and 2005 was $0.6 million for both periods. As of March 31, 2006, $10.3 million of unrecognized compensation cost related to non-vested restricted stock is expected to be recognized over the weighted-average period of 3 years.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) is intended to encourage employees to participate in the Company’s growth by providing them the opportunity to acquire an interest in the Company’s long-term performance and success through the purchase of shares of common stock at a price typically less than fair market value. In 2001, the Company’s stockholders approved the ESPP, under which shares of the Company’s common stock could be purchased by employees. An employee is eligible to participate after completing 90 days of employment. Each quarter, an eligible employee may elect to withhold up to 10% of his or her eligible pay to purchase shares of the Company’s common stock at a price equal to 85% to 100% of the fair market value of the stock as of the first trading day of the quarter or the last trading day of the quarter, whichever is lower. The ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, except as otherwise extended by authorizing additional shares under the ESPP. At March 31, 2006, 312,062 shares remained available for purchase under the ESPP. Under SFAS No. 123R, the Company’s ESPP plan is compensatory, and as a result, the amount of the discount from the fair market value of the stock price at the end of the quarter received by the employee upon purchase of the stock is recorded as expense in that quarter.

2005 Pro Forma Results

The following table summarizes results as if the Company had recorded compensation expense under the provisions of SFAS No. 123 (earnings per share information is for Holdings only) (in thousands, except per share amounts):

Three Months Ended March 31, 2005
Net income (loss), as reported	$(4,490)
Add: Stock-based compensation for restricted stock awards included in reported net income, net of tax	198
Deduct: Stock-based compensation determined under the fair value method, net of tax	(1,015)
Pro forma net income (loss)	$(5,307)
Basic earnings (loss) per share:
As reported	$(0.14)
Pro forma	$(0.17)
Diluted earnings (loss) per share:
As reported	$(0.14)
Pro forma	$(0.17)

6.     Accounting for Interest Rate Swaps

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

As of March 31, 2006, the Company had interest rate swap agreements with a notional amount of $177.8 million related to the $197.6 million outstanding under the ABS Facility. The swaps outstanding at March 31, 2006 amortize ratably through 2019 and have a weighted average fixed rate of 4.94%. In accordance with SFAS No. 133, the Company’s balance sheet at March 31, 2006 included a $3.1 million derivative asset related to the interest rate swap agreements.

In January 2005, the Company entered into interest rate swap agreements to convert variable interest payments related to $300 million of the seven-year term loan to fixed interest payments. These swaps amortize ratably from June 2007 through March 2010 and have a weighted average fixed rate of 4.02%. In accordance with SFAS No. 133, the Company’s balance sheet at March 31, 2006 included an $8.5 million derivative asset related to the interest rate swap agreements.

These swaps, which the Company has designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values were recognized in accumulated other comprehensive income or loss. Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to exactly offset changes in expected cash flows due to fluctuations in the variable rate and, therefore, the Company currently does not expect any ineffectiveness.

As of March 31, 2006, the Company had interest rate swap agreements to hedge $100.0 million of its 7 1/4% senior notes. The swaps are used to hedge the change in fair value of the debt and, in effect, convert the fixed interest payment to a variable interest payment based on the six-month LIBOR rate in arrears. The swaps are accounted for in accordance with SFAS No. 133 and, as such, are recorded at fair value on the balance sheet. The Company’s balance sheet at March 31, 2006, included a $5.3 million derivative liability related to the interest rate swap agreements. The change in the debt’s fair value for that portion which is hedged is recorded as an adjustment to the carrying value of debt with the offset being recorded to interest expense. The swaps, which the Company has designated as fair value hedging instruments, meet the specific hedge criteria and any changes in their fair values were recognized in interest expense. For the three months ended March 31, 2006, the change in the debt’s fair value and the change in the swaps’ fair value exactly offset and did not impact net income. Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to exactly offset changes in fair values due to fluctuations in the variable rate and, therefore, the Company currently does not expect any ineffectiveness.

The counterparties to the Company’s interest rate swap agreements are major international financial institutions. The Company monitors the credit quality of these financial institutions and does not expect non-performance by them.

7. Comprehensive Income

Comprehensive income consisted of the following for Holdings (in thousands):

	Three Months Ended March 31,
	2006	2005
Net income (loss)	$20,875	$(4,490)
Other comprehensive income, net of tax:
Interest rate swap gain	4,232	5,664
Cumulative translation adjustment	612	(1,648)
Comprehensive income (loss)	$25,719	$(474)

The components of comprehensive income were identical for Holdings and Universal, except Universal’s net income was $21.8 million and total comprehensive income was $26.6 million for the three months ended March 31, 2006. For the three months ended March 31, 2006, the change in cumulative translation adjustment is primarily related to the translation of the balance sheets for the Company’s Brazilian subsidiaries. For the three months ended March 31, 2005, the change in cumulative translation adjustment is primarily related to the translation of the balance sheets for the Company’s Canada and Argentina subsidiaries.

8.     Industry Segments

The Company has four principal business segments: domestic contract compression, international contract compression, fabrication and aftermarket services. The domestic contract compression segment provides natural gas compression services to customers in the United States. The international contract compression segment provides natural gas compression services to international customers, including Canada. The fabrication segment provides services related to the design, engineering and assembly of natural gas compressors for sale to third parties in addition to those that the Company uses in its contract compression fleet. The aftermarket services segment sells parts and components and provides maintenance, operations and repair services to customers who own compression equipment and customers who use equipment provided by other companies. Fabrication and aftermarket services revenue presented in the table below include only sales to third parties.

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

The following table presents unaudited revenue and gross profit by business segment (in thousands):

	Three Months Ended March 31,
	2006	2005
Revenue:
Domestic contract compression	$94,045	$76,918
International contract compression	33,293	28,739
Fabrication	56,309	48,037
Aftermarket services	45,421	39,942
Total	$229,068	$193,636
Gross Profit:
Domestic contract compression	$61,131	$47,678
International contract compression	24,896	21,772
Fabrication	6,204	3,041
Aftermarket services	9,614	6,661
Total	$101,845	$79,152

No one customer accounted for more than 10% of total revenue for any of the periods presented.

The table below presents unaudited revenue and gross profit by geographic location (in thousands). The basis of attributing revenue and gross profit to specific geographic locations is primarily based upon the geographic location of the sale, service or where the assets are utilized.

	Three Months Ended March 31,
	2006	2005
Revenue:
United States	$156,202	$143,037
Canada	30,429	17,471
Argentina	17,652	11,824
Other international	24,785	21,304
Total	$229,068	$193,636
Gross Profit:
United States	$71,232	$56,400
Canada	6,924	4,992
Argentina	11,778	8,105
Other international	11,911	9,655
Total	$101,845	$79,152

9.     Commitments and Contingencies

In the ordinary course of business, the Company is involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

10.          Subsequent Event

On May 1, 2006, the Bolivian government announced the nationalization of the country’s hydrocarbon reserves. The Company owns and operates a natural gas liquids extraction facility in Bolivia that processes natural gas owned by its customer. The Company currently believes that the nationalization includes the ownership of the natural gas reserves of its customer but does not impact the Company’s ownership or control of its facility. The Company cannot currently estimate the impact, if any, that the nationalization of its customer’s natural gas reserves will have on its contract for this facility. The Company’s net investment in Bolivia was $13.5 million at March 31, 2006.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The terms “our,” “Company,” “we” and “us” when used in this report refer to Universal Compression Holdings, Inc. (“Holdings”) and Universal Compression, Inc. (“Universal”) and their subsidiaries, except where indicated.

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. These forward looking statements are also affected by the risk factors and forward looking statements described in our Transition Report on Form 10-K for the nine months ended December 31, 2005 and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website and through the SEC’s Electronic Data Gathering and Retrieval System (“EDGAR”) at http://www.sec.gov. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

•                                          conditions in the oil and gas industry, including a sustained decrease in the level of supply or demand for natural gas and the impact on the price of natural gas;

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

•                                          currency exchange rate fluctuations;

•                                          employment workforce factors, including our ability to hire, train and retain key employees;

•                                          liability claims related to the use of our products and services;

•                                          our ability to timely and cost-effectively obtain components necessary to conduct our business; and

•                                          our ability to timely and cost-effectively implement our enterprise resource planning (“ERP”) system.

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

General

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements, and the notes thereto, appearing elsewhere in this report, as well as the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Transition Report on Form 10-K for the nine months ended December 31, 2005.

Financial Highlights

Some of the more significant financial items for the three months ended March 31, 2006, as compared to the same period in the prior year, which are discussed below in “Financial Results of Operations,” were as follows:

•                  Net Income. Net income for the three months ended March 31, 2006 increased by $25.4 million for Holdings and $26.3 million for Universal. A primary driver of these increases was debt extinguishment costs incurred during the three months ended March 31, 2005 which reduced net income by $17.2 million.

•                  Revenue and Gross Profit. Revenue and gross profit were higher in the three month period ended March 31, 2006 for all segments.

•                  Depreciation and Amortization Expense. Depreciation and amortization expense increased by $5.4 million, or 22.2%, for the three months ended March 31, 2006.

•                  Selling, General and Administrative Expense. Selling, general and administrative (“SG&A”) expense increased by $6.5 million, or 32.4%, for the three months ended March 31, 2006.

Operating Highlights

The following table summarizes total available horsepower, average contracted horsepower, horsepower utilization percentages and fabrication backlog.

	Three Months Ended
	March 31, 2006	December 31, 2005	March 31, 2005
	(Horsepower in thousands)
Total Available Horsepower (at period end):
Domestic contract compression	1,968	1,965	1,925
International contract compression	591	584	544
Total	2,559	2,549	2,469

Average Contracted Horsepower:
Domestic contract compression	1,803	1,787	1,717
International contract compression	548	538	484
Total	2,351	2,325	2,201

Horsepower Utilization:
Spot (at period end)	92.2%	92.3%	90.4%
Average	92.1%	91.7%	90.0%

	March 31, 2006	December 31, 2005	March 31, 2005
	(In millions)
Fabrication Backlog	$228.4	$144.5	$68.7

The increase in domestic available horsepower as of March 31, 2006 compared to March 31, 2005 was primarily attributable to large horsepower units added to our fleet to meet the incremental demand for these units by our customers. The increase in international available horsepower was primarily attributable to horsepower that was added in Latin America in response to new projects.

Domestic average contracted horsepower increased by 5.0% for the three months ended March 31, 2006 compared to the prior year quarter. This increase was primarily attributable to higher customer demand as well as larger horsepower units added to the fleet. International average contracted horsepower increased by 13.2% for the three months ended March 31, 2006 compared to the prior year quarter. This increase was primarily attributable to horsepower that was added in Latin America in response to new projects.

Fabrication backlog fluctuates quarter to quarter due to the timing of receipt of orders placed by customers and the timing of recognition of revenue. The backlog of fabrication projects at May 1, 2006 was approximately $259.8 million. A majority of the backlog is expected to be completed within a 270-day period.

Financial Results of Operations

Three months ended March 31, 2006 compared to three months ended March 31, 2005

The following table summarizes revenue, gross profit, gross margin, expenses and net income (loss):

	Three Months Ended March 31,
	2006 (1)	2005 (1)
	(Dollars in thousands)
Revenue:
Domestic contract compression	$94,045	$76,918
% of revenue	41.1%	39.7%
International contract compression	$33,293	$28,739
% of revenue	14.5%	14.9%
Fabrication	$56,309	$48,037
% of revenue	24.6%	24.8%
Aftermarket services	$45,421	$39,942
% of revenue	19.8%	20.6%
Total revenue	$229,068	$193,636
Gross profit:
Domestic contract compression	$61,131	$47,678
International contract compression	24,896	21,772
Fabrication	6,204	3,041
Aftermarket services	9,614	6,661
Total gross profit	$101,845	$79,152
Gross margin:
Domestic contract compression.	65.0%	62.0%
International contract compression	74.8%	75.8%
Fabrication.	11.0%	6.3%
Aftermarket services	21.2%	16.7%
Total gross margin	44.5%	40.9%
Expenses:
Depreciation and amortization	$29,799	$24,390
Selling, general and administrative	26,581	20,072
Interest expense, net	14,057	14,396
Foreign currency (gain) loss	(609)	103
Other income, net	(733)	(897)
Debt extinguishment costs	—	26,068
Asset impairment expense	—	3,080
Income tax (benefit) expense	11,875	(3,570)
Net income (loss)	$20,875	$(4,490)

(1)          Amounts for the three months ended March 31, 2006 are for both Holdings and Universal with the following exceptions:  Universal had interest income from an affiliate of $1.4 million, income tax expense of $12.4 million and net income of $21.8 million. The results of operations for Holdings and Universal were identical for the three months ended March 31, 2005.

Revenue. Domestic contract compression revenue increased due to higher average contract rates and increased contracted horsepower in the three months ended March 31, 2006. International contract compression revenue increased primarily as a result of additional business in Argentina and Bolivia of $3.3 million and $1.7 million, respectively. Fabrication revenue increased due to increased customer demand in Canada and Asia of $10.6 million and $2.9 million, respectively. This increased fabrication revenue contribution was partially offset by declines in fabrication revenue within the United States and Latin America of $3.0 million and $2.2 million, respectively. Aftermarket services revenue was higher due primarily to acquisitions in Europe and Africa during the quarter that contributed $2.7 million in revenue and increased revenue in Canada of $2.5 million.

Gross Profit. The higher gross profit (defined as total revenue less direct costs) in domestic contract compression and international contract compression was primarily attributable to the revenue increases discussed above and higher maintenance expenses in the prior year period. The higher gross profit in fabrication was attributable to increased revenue activity in the current year period and higher warranty costs and cost overruns on certain relatively complex projects in the prior year period. Aftermarket services gross profit was higher due to revenue increase discussed above and higher costs in the prior year period, largely attributable to pricing adjustments made with an alliance customer.

Gross Margin. The higher domestic contract compression gross margin primarily relates to price increases that benefited the current period and higher maintenance costs in the prior year period. The higher fabrication gross margin primarily resulted from higher warranty costs and cost overruns on certain relatively complex projects in the prior year period. Aftermarket services gross margin increased in the three months ended March 31, 2006 primarily due to higher costs in the prior year period, largely attributable to pricing adjustments made with an alliance customer.

Depreciation and Amortization. The increase in depreciation and amortization expense for the three months ended March 31, 2006 compared to the prior year period primarily resulted from on-going capital expenditures, consisting primarily of additions to our contract compression fleet and compressor overhauls.

SG&A Expense. The increase in SG&A expense for the three months ended March 31, 2006 was due primarily to the on-going implementation of our ERP system, the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” relating to stock-based compensation and increased marketing and worldwide business development activities. SG&A expenses represented 11.6% and 10.4% of revenues for the three months ended March 31, 2006 and 2005, respectively.

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as adjusted. EBITDA, as adjusted, for the three months ended March 31, 2006 was $76.0 million compared to $56.9 million for the prior year period. The increase in EBITDA of 33.6% from the prior year is primarily attributable to the revenue and gross profit increases discussed above, partially offset by increased SG&A expenses. EBITDA, as adjusted, is defined, discussed and reconciled to net income on page 22 of this report, within Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Debt Extinguishment Costs. For the three months ended March 31, 2005, debt extinguishment costs were primarily due to the early extinguishment of our term loan due 2008 and 8 7/8% senior notes due 2008. As a result of the early extinguishment of debt, a charge of $26.1 million was recognized, resulting from the call premium of $19.5 million and write-off of unamortized debt issuance costs of $6.6 million.

Asset Impairment. Included within net income for the three months ended March 31, 2005 is a $3.1 million loss on the impairment of our Tulsa, Oklahoma fabrication facility. The carrying value of this facility was written down to its estimated market value, which was determined by the Company based upon appraisals.

Income Tax Expense. The increase in income tax expense for the three months ended March 31, 2006 primarily relates to increased income before taxes as compared to the three months ended March 31, 2005 due to items discussed above.

Liquidity and Capital Resources

Universal meets the conditions set forth in General Instruction H(1) of Form 10-Q and as a result is not required to include a discussion of its liquidity and capital resources in this report. The discussion below of liquidity and capital resources is related to Holdings only and all references to “our,” “we” and “us” when used in this discussion refer to Universal Compression Holdings, Inc. and its subsidiaries.

Our primary sources of cash are operating activities and financing activities. Our primary uses of cash are operating expenditures, capital expenditures and long-term debt repayments. The following table summarizes our sources and uses of cash for the three months ended March 31, 2006 and March 31, 2005 and our cash and working capital as of the end of such periods (in thousands):

	Three Months Ended March 31,
	2006	2005
Net cash provided by (used in):
Operating activities.	$64,594	$21,833
Investing activities	$(39,960)	$(34,202)
Financing activities	$(21,927)	$(2,516)

	As of March 31,
	2006	2005
Cash	$42,232	$38,723
Working capital, net of cash and restricted cash	$86,335	$77,113

Operations. Net cash provided by operating activities increased $42.8 million for the three months ended March 31, 2006 compared to the prior year period primarily as a result of increased earnings, changes in working capital and debt refinancing activities in the prior year period that resulted in the payment of a call premium of $19.5 million.

Capital Expenditures. Capital expenditures for the three months ended March 31, 2006 were $38.7 million, consisting of $24.0 million for fleet additions, $6.6 million for compressor overhauls, $3.5 million for service trucks and $4.6 million for machinery, equipment, information technology equipment and other items. Proceeds from asset sales of $1.7 million in the three months ended March 31, 2006 resulted in net capital expenditures of $37.0 million. Based on current market conditions, we expect to continue to invest in fleet additions, compressor overhauls and maintenance and other capital requirements. We expect net capital expenditures (defined as capital expenditures less proceeds from asset sales) of approximately $210 million to $240 million for the twelve months ending December 31, 2006, including approximately $45 million for compressor fleet maintenance capital. Cash used in investing activities for the three months ended March 31, 2006 includes $4.5 million for acquisitions.

Long-term Debt. As of March 31, 2006, we had approximately $897.9 million in outstanding debt consisting of $470.6 million outstanding under the seven-year term loan, $169.7 million outstanding under the 7 1/4% senior notes, $197.6 million outstanding under the ABS Facility and $60.0 million outstanding under the revolving credit facility.

The maturities of this debt for the twelve months ended March 31 of the periods indicated are shown below (in thousands). We expect to pay these principal payments through cash generated by operations and debt refinancing activity.

2007	$19,295
2008	19,295
2009	19,295
2010	19,295
2011	248,989
Thereafter	571,726
Total debt	$897,895

Historically, we have financed capital expenditures with net cash provided by operating and financing activities. Based on current market conditions, we expect that net cash provided by operating activities will be sufficient to finance our operating expenditures, capital expenditures and scheduled interest and debt repayments through December 31, 2006, but to the extent it is not, we may borrow additional funds under our revolving credit facility, ABS Facility or we may obtain additional debt or equity financing.

Debt Covenants and Availability. Covenants in our credit facilities require that we maintain various financial ratios, including a collateral coverage ratio (market value of domestic compression equipment pledged to total amount of indebtedness outstanding under our seven-year term loan and revolving credit facility) of greater than or equal to 1.15 to 1, a total leverage ratio (total debt to earnings before interest, taxes, depreciation and amortization expense) of less than or equal to 5 to 1, and an interest coverage ratio (earnings before interest, taxes, depreciation and amortization expense to interest expense) of greater than or equal to 2.5 to 1. As of March 31, 2006, we and our subsidiaries were in compliance with all financial covenants.

As of March 31, 2006, due to restrictive covenants and after giving effect to $23.0 million of outstanding letters of credit under our revolving credit facility, we had an aggregate unused credit availability of approximately $92.0 million from our revolving credit facility and $25.0 million under our ABS Facility.

THE COMPANY’S DEFINITION, RECONCILIATION

AND USE OF EBITDA, AS ADJUSTED

The below discussion of EBITDA, as adjusted, is related to Holdings only and all references to “our,” “we,” “us” and “Company” when used in this discussion refers to Universal Compression Holdings, Inc. and its subsidiaries.

EBITDA, as adjusted, is defined as net income, or net loss, plus income taxes, interest expense (including debt extinguishment costs and gain on the termination of interest rate swaps), depreciation and amortization, foreign currency gains or losses, excluding non-recurring items (including facility consolidation costs) and extraordinary gains or losses.

EBITDA, as adjusted, represents a measure upon which management assesses performance and, as such, we believe that the generally accepted accounting principle (“GAAP”) measure most directly comparable to it is net income or net loss.  The following table reconciles our EBITDA, as adjusted, to net income or net loss (in thousands):

	Three Months Ended March 31,
	2006	2005
	(in thousands)
EBITDA, as adjusted	$75,997	$56,897
Depreciation and amortization	(29,799)	(24,390)
Interest expense, net	(14,057)	(14,396)
Debt extinguishment costs	—	(26,068)
Foreign currency gain (loss)	609	(103)
Income tax benefit (expense)	(11,875)	3,570
Net income (loss)	$20,875	$(4,490)

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

Use of EBITDA, as adjusted, by itself and without consideration of other measures, is not an adequate measure of our performance because this measure excludes certain material items.  Further, the measure has a limitation in that many users of financial statements believe that EBITDA is a measure of liquidity or of cash flows.  We do not use EBITDA, as adjusted, in this way because it excludes interest and income tax payments and changes in working capital accounts and therefore we urge the readers of our financial statements to not use the measure in this way either.  Management compensates for these limitations by using EBITDA, as adjusted, as a supplemental measure to other GAAP results to provide a more complete understanding of our performance without considering financial and other items that have less bearing on operating performance. The measure has a limitation, as it does not consider the amount of required reinvestment to maintain similar going forward results.  Management mitigates this limitation by reviewing and disclosing our capital and maintenance capital expenditures on a regular basis as yet another supplemental tool to evaluate us.

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

The interest rate under our revolving credit facility is based upon, at our option, either a base rate plus an applicable margin, which varies from 0.25% to 1.25% based on our leverage ratio, or one, two, three or six month LIBOR, plus an applicable margin which varies from 1.25% to 2.25% based on our leverage ratio. At May 1, 2006, the applicable rate was one month LIBOR, which was 5.04% and the applicable margin was 1.50%. We had $60.0 million outstanding at March 31, 2006 under the revolving credit facility.

At March 31, 2006, we had $470.6 million outstanding under our seven-year term loan that was subject to a variable interest rate. This facility provides, at our option, for interest at a base rate plus an applicable margin of 0.50% or one, two, three or six month LIBOR, plus an applicable margin of 1.50%. At May 1, 2006, the applicable rate was one month LIBOR, which was 5.04%. We have entered into interest rate swap agreements related to the seven-year term loan, which are described below in “Interest Rate Swap Arrangements.”  At March 31, 2006, after giving effect to these interest rate swap agreements, only $170.6 million of the seven-year term loan remains effectively subject to a variable interest rate.

At March 31, 2006, we had $197.6 million outstanding under our ABS Facility that was subject to a variable interest rate at one month LIBOR, which was 5.04% at May 1, 2006, plus 0.74%. We have entered into interest rate swap agreements, which are described below in “Interest Rate Swap Arrangements.”  At March 31, 2006, after giving effect to these interest rate swap agreements, only $19.8 million of the ABS facility remains effectively subject to a variable interest rate.

At March 31, 2006, $100.0 million of our 7 1/4% senior notes are subject to interest rate swap agreements which convert the fixed rate to a variable rate which are described below in “Interest Rate Swap Agreements.”  The variable rate under these interest rate swap agreements is six month LIBOR, in arrears, plus an average applicable margin of 3.21%. At May 1, 2006, six month LIBOR was 5.22%.

As of March 31, 2006, we had approximately $350.4 million of outstanding indebtedness that was effectively subject to floating interest rates and a 1.0% increase in interest rates would result in an approximate $3.5 million annual increase in our interest expense.

Interest Rate Swap Arrangements

We are a party to interest rate swap agreements which are recorded at fair value in our financial statements. A change in the underlying interest rates may also result in a change in their recorded value.

At March 31, 2006, the notional amount of the interest rate swap agreements related to the seven-year term loan was $300.0 million. The fair value of these interest rate swap agreements was an asset of approximately $8.5 million, which was recorded as a derivative asset. The interest rate swap agreements amortize ratably from June 2007 through March 2010. The weighted average fixed rate of these interest rate swap agreements is 4.02%.

At March 31, 2006, the notional amount of the interest rate swap agreements related to our ABS Facility was $177.8 million and the fair value of these interest rate swap agreements was an asset of approximately $3.1 million, which was recorded as a derivative asset. The interest rate swap agreements terminate in 2019. The average fixed rate of these interest rate swap agreements is 4.94%.

As noted above, the notional amount of the interest rate swap agreements related to our 7 1/4% senior notes was $100.0 million. The fair value of these interest rate swap agreements at March 31, 2006, was a liability of approximately $5.3 million, which is recorded as a derivative liability. These interest rate swap agreements terminate in May 2010.

ITEM 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), Holdings’ and Universal’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated as of the end of the period covered by this report, the effectiveness of their disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Holdings and Universal concluded that their disclosure controls and procedures, as of the end of the period covered by this report, were effective for the purpose of ensuring that information required to be disclosed by Holdings and Universal in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms under the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in Holdings’ internal control over financial reporting during the last quarter that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

No material changes from items disclosed in Form 10-K for the nine months ended December 31, 2005.

ITEM 1A. Risk Factors

No material changes from items disclosed in Form 10-K for the nine months ended December 31, 2005.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a)      Exhibits.

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer of Universal Compression Holdings, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Universal Compression Holdings, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.3	Certification of the Chief Executive Officer of Universal Compression, Inc. pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.

31.4	Certification of the Chief Financial Officer of Universal Compression, Inc. pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.

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

UNIVERSAL COMPRESSION HOLDINGS, INC.

Date: May 9, 2006	By:	/s/ J. MICHAEL ANDERSON
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