Form 10-Q
period 2006-06-30
UNIVERSAL COMPRESSION HOLDINGS INC; UNIVERSAL COMPRESSION INC
filed 2006-08-08
CIK 1057234, 1057233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

As of August 3, 2006, there were 30,371,625 shares of Universal Compression Holdings, Inc.’s common stock, $0.01 par value, outstanding and 4,910 shares of Universal Compression, Inc.’s common stock, $10.00 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNIVERSAL COMPRESSION HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$24,646	$39,262
Restricted cash	3,995	4,187
Accounts receivable, net of allowance for bad debts of $4,343 and $3,616 as of June 30, 2006 and December 31, 2005, respectively	171,756	121,642
Inventories, net of reserve for obsolescence of $10,702 and $10,896 as of June 30, 2006 and December 31, 2005, respectively	129,316	108,273
Deferred income taxes	7,610	7,447
Other	22,491	19,787
Total current assets	359,814	300,598
Contract compression equipment	1,643,524	1,567,470
Other property	190,904	167,946
Accumulated depreciation and amortization	(433,450)	(375,575)
Net property, plant and equipment	1,400,978	1,359,841
Goodwill	404,419	403,261
Derivative financial instruments	15,984	6,954
Other assets	34,499	24,641
Total assets	$2,215,694	$2,095,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$78,953	$55,014
Accrued liabilities	45,299	43,796
Unearned revenue	65,342	36,367
Accrued interest	2,534	2,458
Current portion of long-term debt and capital lease obligations	19,454	18,249
Total current liabilities	211,582	155,884
Capital lease obligations	243	285
Long-term debt	879,158	904,807
Deferred income taxes	201,805	186,632
Derivative financial instruments	5,923	6,006
Other liabilities	12,675	10,369
Total liabilities	1,311,386	1,263,983
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	327	323
Treasury stock	(100,528)	(100,011)
Additional paid-in capital	771,000	759,105
Deferred compensation	—	(6,065)
Accumulated other comprehensive income (loss)	430	(12,428)
Retained earnings	233,079	190,388
Total stockholders’ equity	904,308	831,312
Total liabilities and stockholders’ equity	$2,215,694	$2,095,295

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Domestic contract compression	$101,460	$79,672	$195,505	$156,590
International contract compression	35,010	30,300	68,303	59,039
Fabrication	38,528	55,836	94,837	103,873
Aftermarket services	43,718	41,876	89,139	81,818
Total revenue	218,716	207,684	447,784	401,320
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Domestic contract compression	35,792	27,776	68,706	57,016
International contract compression	8,430	7,907	16,827	14,874
Fabrication	33,797	52,972	83,902	97,968
Aftermarket services	36,359	33,047	72,166	66,328
Depreciation and amortization	30,013	25,633	59,812	50,023
Selling, general and administrative	29,461	20,438	56,042	40,510
Interest expense, net	14,605	12,460	28,662	26,856
Debt extinguishment costs	—	—	—	26,068
Asset impairment expense	—	—	—	3,080
Foreign currency (gain) loss	299	(837)	(310)	(734)
Other (income) loss, net	(360)	352	(1,093)	(545)
Total costs and expenses	188,396	179,748	384,714	381,444

Income before income taxes	30,320	27,936	63,070	19,876
Income tax expense	8,504	9,800	20,379	6,230
Net income	$21,816	$18,136	$42,691	$13,646

Weighted average common and common equivalent shares outstanding:
Basic	29,891	31,800	29,762	31,873
Diluted	31,040	32,563	30,874	32,900

Earnings per share—Basic	$0.73	$0.57	$1.43	$0.43
Earnings per share—Diluted	$0.70	$0.56	$1.38	$0.41

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$42,691	$13,646
Adjustments to reconcile net income to cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	59,812	50,023
Loss on early extinguishment of debt	—	26,068
Loss on asset impairment	—	3,080
(Gain) loss on asset sales	(346)	(105)
Amortization of debt issuance costs	937	1,307
Stock-based compensation expense	3,593	803
Increase (decrease) in deferred taxes	15,507	1,032
(Increase) decrease in other assets	(5,028)	(1,495)
(Increase) decrease in receivables	(46,519)	(10,933)
(Increase) decrease in inventories	(20,836)	(5,070)
Increase (decrease) in accounts payable	22,079	7,649
Increase (decrease) in accrued liabilities	(1,571)	443
Increase (decrease) in unearned revenue	28,975	(5,369)
Increase (decrease) in accrued interest	77	(14,686)
Net cash provided by operating activities	99,371	66,393
Cash flows from investing activities:
Additions to property, plant and equipment	(98,134)	(80,169)
Proceeds from sale of property, plant and equipment	5,755	10,403
Cash paid for acquisitions, net of cash acquired	(6,285)	(1,922)
(Increase) decrease in restricted cash	192	—
Net cash used in investing activities	(98,472)	(71,688)
Cash flows from financing activities:
Principal repayments of long-term debt	(62,899)	(689,804)
Proceeds from issuance of debt	39,994	693,225
Debt extinguishment premium and costs	—	(19,527)
Debt issuance costs	—	(2,456)
Proceeds from common stock issuance	8,685	6,621
Purchase of treasury stock	(517)	—
Payments on capital lease agreements	(46)	(156)
Net cash used in financing activities	(14,783)	(12,097)
Effect of exchange rate changes on cash and cash equivalents	(732)	(67)
Net increase (decrease) in cash and cash equivalents	(14,616)	(17,459)
Cash and cash equivalents at beginning of period	39,262	53,958
Cash and cash equivalents at end of period	$24,646	$36,499

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$24,646	$39,262
Restricted cash	3,995	4,187
Accounts receivable, net of allowance for bad debts of $4,343 and $3,616 as of June 30, 2006 and December 31, 2005, respectively	171,756	121,642
Inventories, net of reserve for obsolescence of $10,702 and $10,896 as of June 30, 2006 and December 31, 2005, respectively	129,316	108,273
Deferred income taxes	7,610	7,447
Other	22,491	19,787
Total current assets	359,814	300,598

Contract compression equipment	1,643,524	1,567,470
Other property	190,904	167,946
Accumulated depreciation and amortization	(433,450)	(375,575)
Net property, plant and equipment	1,400,978	1,359,841

Goodwill	404,419	403,261
Notes receivable - affiliate	89,906	100,277
Derivative financial instruments	15,984	6,954
Other assets	34,499	24,641
Total assets	$2,305,600	$2,195,572

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable, trade	$78,953	$55,014
Accrued liabilities	45,299	43,796
Unearned revenue	65,342	36,367
Accrued interest	2,534	2,458
Current portion of long-term debt and capital lease obligations	19,454	18,249
Total current liabilities	211,582	155,884

Capital lease obligations	243	285
Long-term debt	879,158	904,807
Deferred income taxes	202,967	186,729
Derivative financial instruments	5,923	6,006
Other liabilities	12,675	10,369
Total liabilities	1,312,548	1,264,080

Commitments and contingencies (Note 9)
Stockholder’s equity:
Common stock	49	49
Additional paid-in capital	749,962	745,876
Accumulated other comprehensive income (loss)	430	(12,428)
Retained earnings	242,611	197,995
Total stockholder’s equity	993,052	931,492
Total liabilities and stockholder’s equity	$2,305,600	$2,195,572

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Domestic contract compression	$101,460	$79,672	$195,505	$156,590
International contract compression	35,010	30,300	68,303	59,039
Fabrication	38,528	55,836	94,837	103,873
Aftermarket services	43,718	41,876	89,139	81,818
Total revenue	218,716	207,684	447,784	401,320

Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Domestic contract compression	35,792	27,776	68,706	57,016
International contract compression	8,430	7,907	16,827	14,874
Fabrication	33,797	52,972	83,902	97,968
Aftermarket services	36,359	33,047	72,166	66,328
Depreciation and amortization	30,013	25,633	59,812	50,023
Selling, general and administrative	29,461	20,438	56,042	40,510
Interest expense, net	14,605	12,460	28,662	26,856
Interest income from affiliate	(1,543)	—	(2,990)	—
Debt extinguishment costs	—	—	—	26,068
Asset impairment expense	—	—	—	3,080
Foreign currency (gain) loss	299	(837)	(310)	(734)
Other (income) loss, net	(360)	352	(1,093)	(545)
Total costs and expenses	186,853	179,748	381,724	381,444

Income before income taxes	31,863	27,936	66,060	19,876
Income tax expense	9,044	9,800	21,444	6,230
Net income	$22,819	$18,136	$44,616	$13,646

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$44,616	$13,646
Adjustments to reconcile net income to cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	59,812	50,023
Loss on early extinguishment of debt	—	26,068
Loss on asset impairment	—	3,080
(Gain) loss on asset sales	(346)	(105)
Amortization of debt issuance costs	937	1,307
Stock-based compensation expense	3,593	803
Increase (decrease) in deferred taxes	16,572	1,032
(Increase) decrease in other assets	(5,028)	(1,495)
(Increase) decrease in receivables	(46,519)	(10,933)
(Increase) decrease in inventories	(20,836)	(5,070)
Increase (decrease) in accounts payable	22,079	7,649
Increase (decrease) in accrued liabilities	(1,571)	443
Increase (decrease) in unearned revenue	28,975	(5,369)
Increase (decrease) in accrued interest	77	(14,686)
Net cash provided by operating activities	102,361	66,393
Cash flows from investing activities:
Additions to property, plant and equipment	(98,134)	(80,169)
Proceeds from sale of property, plant and equipment	5,755	10,403
Cash paid for acquisitions, net of cash acquired	(6,285)	(1,922)
Repayment of loan to affiliate	5,178	—
(Increase) decrease in restricted cash	192	—
Net cash used in investing activities	(93,294)	(71,688)
Cash flows from financing activities:
Principal repayments of long-term debt	(62,899)	(689,804)
Proceeds from issuance of debt	39,994	693,225
Debt extinguishment premium and costs	—	(19,527)
Debt issuance costs	—	(2,456)
Capital contributions from stockholder	—	6,621
Payments on capital lease agreements	(46)	(156)
Net cash used in financing activities	(22,951)	(12,097)
Effect of exchange rate changes on cash and cash equivalents	(732)	(67)
Net increase (decrease) in cash and cash equivalents	(14,616)	(17,459)
Cash and cash equivalents at beginning of period	39,262	53,958
Cash and cash equivalents at end of period	$24,646	$36,499

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.

UNIVERSAL COMPRESSION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

1.     Basis of Presentation

These notes apply to the unaudited consolidated financial statements of both Universal Compression Holdings, Inc. (“Holdings”) and Universal Compression, Inc. (“Universal”) and their subsidiaries. The term “Company” will be used if a statement is applicable to both Holdings and Universal. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Company’s Transition Report on Form 10-K for the nine months ended December 31, 2005. That report contains a more comprehensive summary of the Company’s major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2006.

Proposed Initial Public Offering of Subsidiary Company

On June 27, 2006, a subsidiary of the Company, Universal Compression Partners, L.P. (“Universal Compression Partners”), filed a registration statement on Form S-1 with the Securities and Exchange Commission relating to a proposed initial public offering of 5.5 million common units, representing limited partner interests in Universal Compression Partners, plus an option for the underwriters to purchase up to an additional 825,000 common units. All of the units will be issued by Universal Compression Partners. The Company anticipates using the aggregate net proceeds from the offering to repay debt.

Universal Compression Partners was formed to provide natural gas contract compression services to customers throughout the United States. A subsidiary of the Company will be the general partner of Universal Compression Partners. Universal Compression Partners is anticipated to own a fleet of approximately 850 compressor units, comprising approximately 330,000 horsepower, or approximately 17% (by available horsepower) of the Company’s domestic contract compression business.

As currently filed, the common units offered to the public will represent a 42.6% limited partner interest in Universal Compression Partners, or approximately 49% if the underwriters exercise in full their over-allotment option. the Company will own the remaining equity interests in Universal Compression Partners.

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

The dilutive effect of stock options and unvested restricted stock grants outstanding for the three and six months ended June 30, 2006 was 1,149,000 shares and 1,112,000 shares, respectively. The dilutive effect of stock options and unvested restricted stock grants outstanding for the three and six months ended June 30, 2005 was 763,000 shares and 1,027,000 shares, respectively. For the three and six months ended June 30, 2006, outstanding stock options of zero and 16,000 shares, respectively, were excluded from the computation of diluted earnings per share as the options’ exercise prices were greater than the average market price of the common stock for such periods. For the three and six months ended June 30, 2005, outstanding stock options of 192,000 and 191,000 shares, respectively, were excluded from the computation of diluted earnings per share as the options’ exercise prices were greater than the average market price of the common stock for such periods.

Goodwill

Goodwill and intangible assets acquired in connection with business combinations represent the excess of consideration over the fair value of tangible net assets acquired. Certain assumptions and estimates are employed in determining the fair value of assets acquired and liabilities assumed, as well as in determining the allocation of goodwill to the appropriate reporting unit.

The Company performs an impairment test for goodwill assets annually or earlier if indicators of potential impairment exist. The Company’s goodwill impairment test involves a comparison of the fair value of each of its reporting units with their carrying value. The fair value is determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models. As of February 2006, the Company performed its annual impairment analysis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and determined that no impairment had occurred.  If for any reason the fair value of the Company’s goodwill or that of any of its reporting units declines below the carrying value in the future, the Company may incur charges for the impairment.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Prior to 2006, the Company accounted for stock options in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. Under APB 25, stock option expense was not recognized in net income as the exercise price of stock options granted was equal to the market value of the stock on the date of grant. The Company has previously provided footnote disclosure of pro forma net income and earnings per share amounts as if stock option expense had been recognized based on fair value.

The Company adopted SFAS No. 123R utilizing the modified prospective transition method. As a result, prior periods have not been restated to reflect the impact of SFAS No. 123R. For the three and six months ended June 30, 2006, the adoption of SFAS No. 123R impacted our results of operation by increasing stock-based compensation expense by $1.3 million ($0.9 million, net of tax) and $2.5 million ($1.7 million, net of tax), respectively, as compared to the expense that would have been recognized under APB 25. The adoption of SFAS No. 123R decreased Holdings’ basic and diluted earnings per share for the three months ended June 30, 2006 by $0.03 and $0.03 per share, respectively. The adoption of SFAS No. 123R decreased Holdings’ basic and diluted earnings per share for the six months ended June 30, 2006 by $0.07 and $0.06 per share, respectively.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”  FIN 48 was issued to clarify the accounting for uncertainty in income taxes recognized in an entity’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its financial statements.

3. Inventories, Net

Inventories, net consisted of the following (in thousands):

	June 30, 2006	December 31, 2005

Raw materials	$71,591	$67,125
Work-in-progress	67,576	50,810
Finished goods	851	1,234
Total inventories	140,018	119,169
Reserve for obsolescence	(10,702)	(10,896)
Inventories, net	$129,316	$108,273

4. Long-Term Debt

As of June 30, 2006, the Company had approximately $898.5 million in outstanding debt consisting of $469.4 million outstanding under the seven-year term loan, $169.1 million outstanding under the 7 1/4 % senior notes, $194.0 million outstanding under the asset-backed securitization facility (the “ABS Facility”) and $66.0 million outstanding under the revolving credit facility. Covenants in the credit facilities require that the Company maintain various financial ratios. As of June 30, 2006, the Company was in compliance with all financial covenants.

5. Stock-Based Compensation

The following table presents the stock-based compensation expense included in the Company’s results of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Stock options	$1,133	$—	$2,246	$—
Restricted stock	628	499	1,097	803
Employee Stock Purchase Plan	150	—	250	—
Total stock-based compensation expense	1,911	499	3,593	803
Income tax benefit	(624)	(175)	(1,138)	(281)
Total after-tax stock-based compensation expense	$1,287	$324	$2,455	$522

There was no stock-based compensation cost capitalized during the three or six month periods ended June 30, 2006 or 2005.

Stock options

The Company utilizes stock options under its incentive stock option plan in order to motivate and retain key employees. Stock options granted under the plan are exercisable over a ten-year period. Options generally vest over the following time period:

Year 1	33 1/3%
Year 2	33 1/3%
Year 3	33 1/3%

Under the incentive stock option plan, options to purchase common stock may be granted until 2011. Options are granted at fair market value at the date of grant, are exercisable in installments beginning one year from the date of grant, and expire 10 years after the date of grant.

The weighted average fair values at date of grant for options granted during the six months ended June 30, 2006 and 2005 were $18.22 and  $16.82, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

	Six Months Ended June 30,
	2006	2005
Expected life in years	6.0	5.9
Risk-free interest rate	4.72%	4.25%
Volatility	33.15%	38.54%
Dividend yield	0.00%	0.00%

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

The following table presents stock option activity for the six months ended June 30, 2006 (remaining life in years, intrinsic value in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Options outstanding, December 31, 2005	2,219,014	$25.92
Granted	318,550	43.87
Exercised	(332,332)	23.56
Cancelled	(11,039)	27.03
Options outstanding, June 30, 2006	2,194,193	$28.88	6.6	$74,810
Options exercisable at June 30, 2006	1,679,708	$25.45	5.8	$63,026

Intrinsic value is the difference between the market value of the Company’s stock and the exercise price of each option multiplied by the number of options outstanding. The total intrinsic value of stock options exercised during the six months ended June 30, 2006 and 2005 was $10.7 million and $6.6 million, respectively. The total grant date fair value of stock options that vested during the six months ended June 30, 2006 and 2005 was $4.5 million and $6.0 million, respectively. As of June 30, 2006, $7.6 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over the weighted-average period of 2.1 years.

Cash received from stock option exercises during the six months ended June 30, 2006 and 2005 was $7.8 million and $6.2 million, respectively.

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

The following table presents restricted stock activity for the six months ended June 30, 2006:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested restricted stock, December 31, 2005	242,194	$33.01
Granted	137,050	44.00
Vested	(36,750)	26.70
Cancelled	(2,725)	38.90
Non-vested restricted stock, June 30, 2006	339,769	$38.08

The total grant date fair value of restricted stock that vested during the six months ended June 30, 2006 and 2005 was $1.0 million and $0.6 million, respectively. As of June 30, 2006, $10.0 million of unrecognized compensation cost related to non-vested restricted stock is expected to be recognized over the weighted-average period of 4.1 years.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) is intended to encourage employees to participate in the Company’s growth by providing them the opportunity to acquire an interest in the Company’s long-term performance and success through the purchase of shares of common stock at a price typically less than fair market value. An employee is eligible to participate after completing 90 days of employment. Each quarter, an eligible employee may elect to withhold up to 10% of his or her eligible pay to purchase shares of the Company’s common stock at a price equal to 85% to 100% of the fair market value of the stock as of the first trading day of the quarter or the last trading day of the quarter, whichever is lower. The ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, except as otherwise extended by authorizing additional shares under the ESPP. At June 30, 2006, 304,584 shares remained available for purchase under the ESPP. Under SFAS No. 123R, the Company’s ESPP plan is compensatory, and as a result, the amount of the discount from the fair market value of the stock price at the end of the quarter received by the employee upon purchase of the stock is recorded as expense in that quarter.

2005 Pro Forma Results

The following table summarizes results as if the Company had recorded compensation expense under the provisions of SFAS No. 123 (earnings per share information is for Holdings only) (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$18,136	$13,646
Add: Stock-based compensation for restricted stock awards included in reported net income, net of tax	324	522
Deduct: Stock-based compensation determined under the fair value method, net of tax	(1,063)	(2,078)
Pro forma net income	$17,397	$12,090
Basic earnings per share:
As reported	$0.57	$0.43
Pro forma	$0.55	$0.38
Diluted earnings per share:
As reported	$0.56	$0.41
Pro forma	$0.53	$0.37

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

As of June 30, 2006, the Company had interest rate swap agreements with a notional amount of $174.5 million related to the $194.0 million outstanding under the ABS Facility. The swaps outstanding at June 30, 2006 amortize ratably through 2019 and have a weighted average fixed rate of 4.94%. In accordance with SFAS No. 133, the Company’s balance sheet at June 30, 2006 included a $6.0 million derivative asset related to the interest rate swap agreements.

As of June 30, 2006, the Company had interest rate swap agreements with a notional amount of $300.0 million related to the $469.4 million outstanding under the seven-year term loan. The swaps outstanding at June 30, 2006 amortize ratably from June 2007 through March 2010 and have a weighted average fixed rate of 4.02%. In accordance with SFAS No. 133, the Company’s balance sheet at June 30, 2006 included a $10.0 million derivative asset related to the interest rate swap agreements.

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

As of June 30, 2006, the Company had interest rate swap agreements to hedge $100.0 million of its 7 1/4% senior notes. The swaps are used to hedge the change in fair value of the debt and, in effect, convert the fixed interest payment to a variable interest payment based on six-month LIBOR in arrears. The swaps are accounted for in accordance with SFAS No. 133 and, as such, are recorded at fair value on the balance sheet. The Company’s balance sheet at June 30, 2006, included a $5.9 million derivative liability related to the interest rate swap agreements. The change in the debt’s fair value for that portion which is hedged is recorded as an adjustment to the carrying value of debt with the offset being recorded to interest expense. The swaps, which the Company has designated as fair value hedging instruments, meet the specific hedge criteria and any changes in their fair values were recognized in interest expense. For the three and six months ended June 30, 2006, the change in the debt’s fair value and the change in the swaps’ fair value exactly offset and did not impact net income. Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to exactly offset changes in fair values due to fluctuations in the variable rate and, therefore, the Company currently does not expect any ineffectiveness.

The counterparties to the Company’s interest rate swap agreements are major international financial institutions. The Company monitors the credit quality of these financial institutions and does not expect non-performance by them.

7. Comprehensive Income

Comprehensive income consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$21,816	$18,136	$42,691	$13,646
Other comprehensive income, net of tax:
Interest rate swap gain (loss)	2,738	(6,446)	6,970	(782)
Cumulative translation adjustment	5,276	581	5,888	(1,067)
Comprehensive income	$29,830	$12,271	$55,549	$11,797

The components of comprehensive income were identical for Holdings and Universal, except for the three and six months ended June 30, 2006, Universal’s net income was $22.8 million and $44.6 million, respectively, and total comprehensive net income was $30.8 million and $57.5 million, respectively.

8. Industry Segments

The Company has four principal business segments: domestic contract compression, international contract compression, fabrication and aftermarket services. The domestic contract compression segment provides natural gas compression services to customers in the United States. The international contract compression segment provides natural gas compression services to international customers, including those in Canada. The fabrication segment provides services related to the design, engineering and assembly of natural gas compressors for sale to third parties in addition to those that the Company uses in its contract compression fleet. The aftermarket services segment sells parts and components and provides maintenance, operations and repair services to customers who own compression equipment and customers who use equipment provided by other companies. Fabrication and aftermarket services revenue presented in the table below include only sales to third parties.

The Company’s reportable segments are strategic business units that offer distinct products and services. They are managed separately since each business segment requires different marketing strategies due to customer specifications. The Company evaluates the performance of its reportable segments based on segment gross margin. Gross margin is defined as total revenue less cost of sales (excluding depreciation and amortization expense). The segment gross margin measure used by management for evaluation purposes excludes inter-segment transactions and, accordingly, there is no inter-segment revenue to be reported.

The following table presents unaudited revenue and gross margin by business segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Domestic contract compression	$101,460	$79,672	$195,505	$156,590
International contract compression	35,010	30,300	68,303	59,039
Fabrication	38,528	55,836	94,837	103,873
Aftermarket services	43,718	41,876	89,139	81,818
Total	$218,716	$207,684	$447,784	$401,320
Gross Margin:
Domestic contract compression	$65,668	$51,896	$126,799	$99,574
International contract compression	26,580	22,393	51,476	44,165
Fabrication	4,731	2,864	10,935	5,905
Aftermarket services	7,359	8,829	16,973	15,490
Total	$104,338	$85,982	$206,183	$165,134

No one customer accounted for more than 10% of total revenue for any of the periods presented.

The table below presents unaudited revenue and gross margin by geographic location (in thousands). The basis of attributing revenue and gross margin to specific geographic locations is primarily based upon the geographic location of the sale, service or where the assets are utilized.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
United States	$152,742	$140,522	$308,944	$283,558
Canada	27,287	19,638	57,716	37,109
Argentina	16,711	26,745	34,363	38,569
Other international	21,976	20,779	46,761	42,084
Total	$218,716	$207,684	$447,784	$401,320
Gross Margin:
United States	$72,157	$59,314	$143,389	$115,714
Canada	7,648	6,643	14,572	11,635
Argentina	11,097	9,210	22,875	17,315
Other international	13,436	10,815	25,347	20,470
Total	$104,338	$85,982	$206,183	$165,134

The following table reconciles Holdings’ net income to gross margin (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$21,816	$18,136	$42,691	$13,646
Depreciation and amortization	30,013	25,633	59,812	50,023
Selling, general and administrative expense	29,461	20,438	56,042	40,510
Interest expense, net	14,605	12,460	28,662	26,856
Debt extinguishment costs	—	—	—	26,068
Asset impairment expense	—	—	—	3,080
Foreign currency (gain) loss	299	(837)	(310)	(734)
Other (income) loss, net	(360)	352	(1,093)	(545)
Income tax expense	8,504	9,800	20,379	6,230
Gross margin	$104,338	$85,982	$206,183	$165,134

Amounts for the three months ended June 30, 2006 are for both Holdings and Universal with the following exceptions:  Universal had interest income from an affiliate of $1.5 million, income tax expense of $9.0 million and net income of $22.8 million. Amounts for the six months ended June 30, 2006 are for both Holdings and Universal with the following exceptions:  Universal had interest income from an affiliate of $3.0 million, income tax expense of $21.4 million and net income of $44.6 million. The results of operations for Holdings and Universal were identical for the three and six months ended June 30, 2005.

9. Commitments and Contingencies

In the ordinary course of business, the Company is involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

On May 1, 2006, the Bolivian government announced the nationalization of the country’s hydrocarbon reserves. The Company owns and operates a natural gas liquids extraction facility in Bolivia that processes natural gas owned by its customer. The Company currently believes that the nationalization includes the ownership of the natural gas reserves of its customer but does not impact the Company’s ownership or control of its facility. To date, there has been no impact on our operations or cash flows. The Company cannot currently estimate the future impact, if any, that the nationalization of its customer’s natural gas reserves will have on its contract for this facility. The Company’s net investment in Bolivia was $13.4 million at June 30, 2006.

10. Income Taxes

In May 2006, the State of Texas enacted a law which modifies its existing franchise tax. The tax is considered an income tax and is accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.”  As a result, during the three months ended June 30, 2006, the Company recorded a deferred tax asset and related deferred tax benefit of $1.0 million.

In May 2006, the United States Congress passed the Tax Increase Prevention and Reconciliation Act of 2005. This Act had the impact of reducing the Company’s Subpart F income from applying a new look-through rule between related controlled foreign corporations. As a result, during the three months ended June 30, 2006, the Company recorded a reduction in its deferred tax liability and a related deferred tax benefit of $0.6 million.

In May and June 2006, reductions in the Alberta, Canada and Canadian Federal income tax rates were enacted. As a result, during the three months ended June 30, 2006, the Company recorded a reduction of its deferred tax liability and a deferred tax benefit of $0.9 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The terms “our,” “Company,” “we” and “us” when used in this report refer to Universal Compression Holdings, Inc. (“Holdings”) and Universal Compression, Inc. (“Universal”) and their subsidiaries, except where indicated. The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements, and the notes thereto, appearing elsewhere in this report, as well as the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Transition Report on Form 10-K for the nine months ended December 31, 2005.

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

•                                          anticipated cost savings, future revenue, gross margin and other financial or operational measures related to our business and our primary business segments;

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

•                                          the impact of the recently announced proposed initial public offering of Universal Compression Partners, L.P. (“Universal Compression Partners”);

•                                          employment workforce factors, including our ability to hire, train and retain key employees;

•                                          our ability to timely and cost-effectively obtain components necessary to conduct our business;

•                                          our ability to timely and cost-effectively implement our enterprise resource planning (“ERP”) system;

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

Recent Development

On June 27, 2006, Universal Compression Partners filed a registration statement on Form S-1 with the SEC relating to a proposed initial public offering of 5.5 million common units, representing limited partner interests in Universal Compression Partners, plus an option for the underwriters to purchase up to an additional 825,000 common units. All of the units will be issued by Universal Compression Partners. We anticipate using the aggregate net proceeds from the offering to repay debt.

Universal Compression Partners was formed to provide natural gas contract compression services to customers throughout the United States. Our subsidiary will be the general partner of Universal Compression Partners. Universal Compression Partners is anticipated to own a fleet of approximately 850 compressor units, comprising approximately 330,000 horsepower, or approximately 17% (by available horsepower) of our domestic contract compression business.

As currently filed, the common units offered to the public will represent a 42.6% limited partner interest in Universal Compression Partners, or approximately 49% if the underwriters exercise in full their over-allotment option. We will indirectly own the remaining equity interests in Universal Compression Partners.

Financial Highlights

Some of the more significant financial items for the three and six months ended June 30, 2006, as compared to the prior year periods, which are discussed below in “Financial Results of Operations,” were as follows:

•                  Net Income. Net income for the three months ended June 30, 2006 increased by $3.7 million, or 20.3%, and by $29.0 million, or 212.8%, for the six months ended June 30, 2006. A primary driver of the increase in net income for the six months ended June 30, 2006 as compared to the prior year period was debt extinguishment cost incurred during the prior year period which reduced net income by $17.2 million.

•                  Revenue and Gross Margin. Revenue was higher in the three and six months ended June 30, 2006 for all segments except fabrication. Despite the lower fabrication revenue, fabrication gross margin was higher in the three and six months ended June 30, 2006. Gross margin was higher in the three and six months ended June 30, 2006 for the domestic and international contract compression segments.

•                  Depreciation and Amortization Expense. Depreciation and amortization expense increased by $4.4 million, or 17.1%, for the three months ended June 30, 2006, and by $9.8 million, or 19.6% for the six months ended June 30, 2006.

•                  Selling, General and Administrative Expense. Selling, general and administrative (“SG&A”) expense increased by $9.0 million, or 44.1%, for the three months ended June 30, 2006, and by $15.5 million, or 38.3%, for the six months ended June 30, 2006.

Operating Highlights

The following table summarizes total available horsepower, average operating horsepower, horsepower utilization percentages and fabrication backlog.

	Three Months Ended			Six Months Ended
	June 30, 2006	December 31, 2005	June 30, 2005	June 30, 2006	June 30, 2005
	(Horsepower in thousands)			(Horsepower in thousands)
Total Available Horsepower (at period end):
Domestic contract compression	1,989	1,965	1,921	1,989	1,921
International contract compression	595	584	566	595	566
Total	2,584	2,549	2,487	2,584	2,487

Average Operating Horsepower:
Domestic contract compression	1,794	1,787	1,740	1,797	1,728
International contract compression	549	538	513	548	498
Total	2,343	2,325	2,253	2,345	2,226

Horsepower Utilization:
Spot (at period end)	90.2%	92.3%	91.4%	90.2%	91.4%
Average	91.1%	91.7%	90.7%	91.5%	90.4%

	June 30, 2006	December 31, 2005	June 30, 2005
		(In millions)
Fabrication Backlog	$275.0	$144.5	$72.8

The increase in domestic available horsepower as of June 30, 2006 compared to June 30, 2005 was primarily attributable to large horsepower units added to our fleet to meet the incremental demand for these units by the industry. The increase in international horsepower was primarily attributable to horsepower that was added in Latin America in response to new projects.

Domestic average operating horsepower increased by 3.1% for the three months ended June 30, 2006 compared to the prior year quarter and by 4.0% for the six months ended June 30, 2006 compared to the prior year period. International average operating horsepower increased by 7.0% for the three months ended June 30, 2006 compared to the prior year quarter and by 10.0% for the six months ended June 30, 2006 compared to the prior year period. These increases were primarily attributable to higher customer demand as well as larger horsepower units added to the fleet.

Fabrication backlog fluctuates quarter to quarter due to the timing of receipt of orders placed by customers and the timing of recognition of revenue. The fabrication backlog at August 3, 2006 was approximately $283.2 million. A majority of the backlog is expected to be completed within a 270-day period.

Financial Results of Operations

Three months ended June 30, 2006 compared to three months ended June 30, 2005

The following table summarizes revenue, gross margin, gross margin percentage, expenses and net income:

	Three Months Ended June 30,
	2006 (1)	2005 (1)
	(Dollars in thousands)
Revenue:
Domestic contract compression	$101,460	$79,672
% of revenue	46.4%	38.3%
International contract compression	$35,010	$30,300
% of revenue	16.0%	14.6%
Fabrication	$38,528	$55,836
% of revenue	17.6%	26.9%
Aftermarket services	$43,718	$41,876
% of revenue	20.0%	20.2%
Total Revenue	$218,716	$207,684
Gross margin:
Domestic contract compression	$65,668	$51,896
International contract compression	26,580	22,393
Fabrication	4,731	2,864
Aftermarket services	7,359	8,829
Total Gross Margin	$104,338	$85,982
Gross margin percentage:
Domestic contract compression	64.7%	65.1%
International contract compression	75.9%	73.9%
Fabrication	12.3%	5.1%
Aftermarket services	16.8%	21.1%
Total Gross Margin Percentage	47.7%	41.4%
Expenses:
Depreciation and amortization	$30,013	$25,633
Selling, general and administrative	29,461	20,438
Interest expense, net	14,605	12,460
Foreign currency (gain) loss	299	(837)
Other (income) loss, net	(360)	352
Income tax expense	8,504	9,800
Net income	$21,816	$18,136

(1)                                  Amounts for the three months ended June 30, 2006 are for both Holdings and Universal with the following exceptions:  Universal had interest income from an affiliate of $1.5 million, income tax expense of $9.0 million and net income of $22.8 million. The results of operations for Holdings and Universal were identical for the three months ended June 30, 2005.

Revenue. Domestic contract compression revenue increased due to higher average contract prices and increased operating horsepower in the three months ended June 30, 2006. Domestic contract compression revenue per average monthly operating horsepower increased to $18.86 in the three months ended June 30, 2006. This was a 23.6% increase from the prior period amount of $15.26. Average domestic contract compression monthly operating horsepower increased to 1,793,551 for the three months ended June 30, 2006. This represented a 3.1% increase from the prior year period. International contract compression revenue increased primarily as a result of additional business in Argentina and Bolivia of $2.0 million and $1.8 million, respectively. Fabrication revenue decreased in the current year period as we allocated more of our new build capacity to our contract compression fleet. Aftermarket services revenue was higher due primarily to acquisitions in Europe and Africa that contributed $4.1 million of additional revenue for the three months ended June 30, 2006, partially offset by $2.5 million of lower revenue from our domestic operations.

Gross Margin. The higher domestic contract compression gross margin (defined as total revenue less cost of sales, excluding depreciation and amortization expense) was primarily attributable to the revenue increases in the current year period discussed above, partially offset by higher expenses in the current year period including labor and benefits cost, parts cost, lubricant cost and vehicle fuel cost. International contract compression gross margin was higher due primarily to the increased business in Argentina and Bolivia discussed above. The higher fabrication gross margin was attributable primarily to higher warranty costs and cost overruns on certain relatively complex projects in the prior year period. Aftermarket services gross margin was lower due to lower gross margin percentages achieved in the current year period and out-of-period costs recorded in the current year period. These were partially offset by the Europe and Africa acquisitions completed in 2006. Gross margin is reconciled to net income on page 25 of this report, within Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Gross Margin Percentage. Gross margin percentage (defined as gross margin as a percentage of revenue) for domestic contract compression for the three months ended June 30, 2006 remained relatively stable compared to the prior year period. The higher international contract compression gross margin percentage was due primarily to the increased revenue discussed above. The higher fabrication gross margin percentage primarily resulted from the implementation of process improvements, maintaining greater pricing discipline and focusing on more standard compression packages. Aftermarket services gross margin percentage declined due to out-of-period cost recorded in the current year period and higher cost incurred as a percentage of revenue in the current year period.

Depreciation and Amortization. The increase in depreciation and amortization expense for the three months ended June 30, 2006 compared to the prior year primarily resulted from on-going capital expenditures, consisting primarily of additions to our contract compression fleet and compressor overhauls.

SG&A Expenses. The increase in SG&A expenses for the three months ended June 30, 2006 was due primarily to the inclusion of reimbursable property taxes that are offset in revenue, the on-going implementation of our ERP system and the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” relating to stock-based compensation. SG&A expenses represented 13.5% and 9.8% of revenues for the three months ended June 30, 2006 and 2005, respectively.

Interest Expense, net. The increase in interest expense, net for the three months ended June 30, 2006 relates to higher total debt levels and increased interest rates in the current year period.

Income Tax Expense. Income tax expense decreased $1.3 million in the three months ended June 30, 2006 as compared to the prior year period. The effective tax rate for the three months ended June 30, 2006 and 2005 was 28.0% and 35.1%, respectively. The impact of the change in effective tax rate resulted in a $2.2 million decrease in income tax expense in the current year period. This decrease in effective tax rate was primarily due to recording the effect of the passage by the State of Texas of its Margin Tax ($1.0 million tax benefit), a reduction in Subpart F income from applying the new look-through rule included in the Tax Increase Prevention and Reconciliation Act of 2005 ($0.6 million tax benefit) which was enacted in May 2006 and the enactment of reductions in Alberta, Canada and Canadian Federal income tax rates in May and June, respectively ($0.9 million tax benefit).

Six months ended June 30, 2006 compared to six months ended June 30, 2005

The following table summarizes revenue, gross margin, gross margin percentage, expenses and net income:

	Six Months Ended June 30,
	2006 (1)	2005 (1)
	(Dollars in thousands)
Revenue:
Domestic contract compression	$195,505	$156,590
% of revenue	43.7%	39.0%
International contract compression	$68,303	$59,039
% of revenue	15.2%	14.7%
Fabrication	$94,837	$103,873
% of revenue	21.2%	25.9%
Aftermarket services	$89,139	$81,818
% of revenue	19.9%	20.4%
Total Revenue	$447,784	$401,320
Gross margin:
Domestic contract compression	$126,799	$99,574
International contract compression	51,476	44,165
Fabrication	10,935	5,905
Aftermarket services	16,973	15,490
Total Gross Margin	$206,183	$165,134
Gross margin percentage:
Domestic contract compression	64.9%	63.6%
International contract compression	75.4%	74.8%
Fabrication	11.5%	5.7%
Aftermarket services	19.0%	18.9%
Total Gross Margin Percentage	46.0%	41.1%
Expenses:
Depreciation and amortization	$59,812	$50,023
Selling, general and administrative	56,042	40,510
Interest expense, net	28,662	26,856
Foreign currency gain	(310)	(734)
Other income, net	(1,093)	(545)
Debt extinguishment costs	—	26,068
Asset impairment expense	—	3,080
Income tax expense	20,379	6,230
Net income	$42,691	$13,646

(1)                Amounts for the six months ended June 30, 2006 are for both Holdings and Universal with the following exceptions:  Universal had interest income from an affiliate of $3.0 million, income tax expense of $21.4 million and net income of $44.6 million. The results of operations for Holdings and Universal were identical for the six months ended June 30, 2005.

Revenue. Domestic contract compression revenue increased due to higher average contract prices and increased operating horsepower in the six months ended June 30, 2006. Domestic contract compression revenue per average monthly operating horsepower increased to $18.13 in the six months ended June 30, 2006. This was a 20.1% increase from the prior period amount of $15.10. Average domestic contract compression monthly operating horsepower increased to 1,797,425 for the six months ended June 30, 2006. This represented a 4.0% increase from the prior year period. International contract compression revenue increased primarily as a result of additional business in Argentina and Bolivia of $5.3 million and $3.6 million, respectively. Fabrication revenue decreased in the current year period as we allocated more of our new build capacity to our contract compression fleet. Aftermarket services revenue was higher due primarily to acquisitions in Europe and Africa that contributed $6.8 million of additional revenue for the six months ended June 30, 2006.

Gross Margin. The higher domestic contract compression gross margin was primarily attributable to the revenue increases in the current period discussed above, partially offset by higher expenses in the current period including labor and benefits cost, parts cost, lubricant cost, fleet automation cost and vehicle fuel cost. International contract compression gross margin was higher due primarily to the increased business in Argentina and Bolivia discussed above. The higher fabrication gross margin was attributable primarily to higher warranty costs and cost overruns on certain relatively complex projects in the prior year period. Aftermarket services gross margin was higher due to acquisitions in Europe and Africa discussed above. Gross margin is reconciled to net income on page 25 of this report, within Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Gross Margin Percentage. The higher current year period domestic contract compression gross margin percentage primarily resulted from the price increases discussed above. International contract compression and aftermarket services gross margin percentages for the current year period remained relatively stable compared to the prior year period. The higher fabrication gross margin percentage primarily resulted from the implementation of process improvements, maintaining greater pricing discipline and focusing on more standard compression packages.

Depreciation and Amortization. The increase in depreciation and amortization expense for the six months ended June 30, 2006 compared to the prior year period primarily resulted from on-going capital expenditures, consisting primarily of additions to our contract compression fleet and compressor overhauls.

SG&A Expenses. The increase in SG&A expenses for the six months ended June 30, 2006 was due primarily to the inclusion of reimbursable property taxes that are offset in revenue, the on-going implementation of our ERP system and the adoption of SFAS No. 123R. SG&A expenses represented 12.5% and 10.1% of revenues for the six months ended June 30, 2006 and 2005, respectively.

Interest Expense, net. The increase in interest expense, net for the six months ended June 30, 2006 relates to higher total debt levels and increased interest rates in the current year period.

Debt Extinguishment Costs. During the six months ended June 30, 2005, debt extinguishment costs were due to the early extinguishment of our term loan due 2008 and 8 7/8% senior notes due 2008. As a result of the early extinguishment of debt, a charge of $26.1 million was recognized resulting from the call premium of $19.5 million and write-off of unamortized debt issuance costs of $6.6 million.

Asset Impairment. Included within net income for the six months ended June 30, 2005 is a $3.1 million loss on the impairment of our Tulsa, Oklahoma fabrication facility. The carrying value of this facility was written down to its estimated market value, which was determined by the Company based upon then recent appraisals.

Income Tax Expense. Income tax expense increased $14.1 million in the six months ended June 30, 2006 as compared to the prior year period. The effective tax rate for the six months ended June 30, 2006 and 2005 was 32.3% and 31.3%, respectively. The increase in pre-tax income resulted in $13.5 million of the increase in income tax expense in the current year period.

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

Our primary sources of cash are operating activities and financing activities. Our primary uses of cash are operating expenditures, capital expenditures and long-term debt repayments. The following table summarizes our sources and uses of cash for the six months ended June 30, 2006 and 2005, and our cash and working capital as of the end of such periods (in thousands):

	Six Months Ended June 30,
	2006	2005
Net cash provided by (used in):
Operating activities	$99,371	$66,393
Investing activities	$(98,472)	$(71,688)
Financing activities	$(14,783)	$(12,097)

	As of June 30,
	2006	2005
Cash	$24,646	$36,499
Working capital, net of cash and restricted cash	$119,591	$79,010

Operations. Net cash provided by operating activities increased $33.0 million for the six months ended June 30, 2006 compared to the prior year period primarily as a result of increased earnings and changes in working capital.

Capital Expenditures. Capital expenditures for the six months ended June 30, 2006 were $98.1 million consisting of $64.6 million for fleet additions, $16.0 million for compressor overhauls, $8.5 million for service trucks and $9.0 million for machinery, equipment, information technology equipment and other items. Proceeds from asset sales of $5.8 million in the six months ended June 30, 2006 resulted in net capital expenditures of $92.3 million. Based on current market conditions, we expect to continue to invest in fleet additions, compressor overhauls and maintenance and other capital requirements. We expect net capital expenditures (defined as capital expenditures less proceeds from asset sales) of approximately $210 million to $240 million for the twelve months ending December 31, 2006, including approximately $45 million for compressor overhauls. Cash used in investing activities for the six months ended June 30, 2006 includes $6.3 million for acquisitions.

Long-term Debt. As of June 30, 2006, we had approximately $898.5 million in outstanding debt obligations consisting  of $469.4 million outstanding under the seven-year term loan, $169.1 million outstanding under the 7 1/4% senior notes, $194.0 million outstanding under the ABS Facility and $66.0 million outstanding under the revolving credit facility.

The maturities of this debt for the twelve months ended June 30 of the periods indicated are shown below (in thousands). We expect to pay these principal payments through cash generated by operations and debt refinancing activity.

2007	$19,295
2008	19,295
2009	19,295
2010	254,372
2011	19,295
Thereafter	566,902
Total debt	$898,454

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

Debt Covenants and Availability. Covenants in our credit facilities require that we maintain various financial ratios, including a collateral coverage ratio (market value of domestic compression equipment pledged to total amount of indebtedness outstanding under our seven-year term loan and revolving credit facility) of greater than or equal to 1.15 to 1, a total leverage ratio (total debt to earnings before interest, taxes, depreciation and amortization expense) of less than or equal to 5 to 1, and an interest coverage ratio (earnings before interest, taxes, depreciation and amortization expense to interest expense) of greater than or equal to 2.5 to 1. As of June 30, 2006, we were in compliance with all financial covenants.

As of June 30, 2006, due to restrictive covenants and after giving effect to $21.8 million of outstanding letters of credit under our revolving credit facility, we had an aggregate unused credit availability of approximately $87.2 million under our revolving credit facility and $25.0 million under our ABS Facility.

Non-GAAP Financial Measures

We define gross margin as total revenue less cost of sales (excluding depreciation and amortization expense). Gross margin is included as a supplemental disclosure because it is a primary measure used by our management as it represents the results of revenue and cost of sales (excluding depreciation and amortization expense), which are key components of our operations. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.

The following table reconciles Holdings’ net income to gross margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$21,816	$18,136	$42,691	$13,646
Depreciation and amortization	30,013	25,633	59,812	50,023
Selling, general and administrative expense	29,461	20,438	56,042	40,510
Interest expense, net	14,605	12,460	28,662	26,856
Debt extinguishment costs	—	—	—	26,068
Asset impairment expense	—	—	—	3,080
Foreign currency (gain) loss	299	(837)	(310)	(734)
Other (income) loss, net	(360)	352	(1,093)	(545)
Income tax expense	8,504	9,800	20,379	6,230
Gross margin	$104,338	$85,982	$206,183	$165,134

 Amounts for the three months ended June 30, 2006 are for both Holdings and Universal with the following exceptions:  Universal had interest income from an affiliate of $1.5 million, income tax expense of $9.0 million and net income of $22.8 million. Amounts for the six months ended June 30, 2006 are for both Holdings and Universal with the following exceptions:  Universal had interest income from an affiliate of $3.0 million, income tax expense of $21.4 million and net income of $44.6 million. The results of operations for Holdings and Universal were identical for the three and six months ended June 30, 2005.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Variable Rate Debt

We are exposed to market risk due to variable interest rates under our financing and interest rate swap arrangements.

The interest rate under our revolving credit facility is based upon, at our option, either a base rate plus an applicable margin, which varies from 0.25% to 1.25% based on our leverage ratio, or one, two, three or six month LIBOR, plus an applicable margin which varies from 1.25% to 2.25% based on our leverage ratio. As of August 3, 2006, the applicable rate was one month LIBOR, which was 5.41% and the applicable margin was 1.25%. We had $66.0 million outstanding at June 30, 2006 under the revolving credit facility.

As of June 30, 2006, we had $469.4 million outstanding under our seven-year term loan that was subject to a variable interest rate. This facility provides, at our option, for interest at a base rate plus an applicable margin of 0.50% or one, two, three or six month LIBOR, plus an applicable margin of 1.50%. As of August 3, 2006, the applicable rate was one month LIBOR, which was 5.41%. We have entered into interest rate swap agreements related to the seven-year term loan, which are described below in “Interest Rate Swap Arrangements.”  As of June 30, 2006, after giving effect to these interest rate swap agreements, only $169.4 million of the seven-year term loan remains effectively subject to a variable interest rate.

As of June 30, 2006, we had $194.0 million outstanding under our ABS Facility that was subject to a variable interest rate at one month LIBOR, which was 5.41% as of August 3, 2006, plus 0.74%. We have entered into interest rate swap agreements, which are described below in “Interest Rate Swap Arrangements.”  As of June 30, 2006, after giving effect to these interest rate swap agreements, only $19.5 million of the ABS Facility remains effectively subject to a variable interest rate.

As of June 30, 2006, $100.0 million of our 7 1/4% senior notes are subject to interest rate swap agreements which convert the fixed rate to a variable rate which are described below in “Interest Rate Swap Agreements.”  The variable rate under these interest rate swap agreements is six month LIBOR, in arrears, plus an average applicable margin of 3.21%. As of August 3, 2006, six month LIBOR was 5.53%.

As of June 30, 2006, we had approximately $354.9 million of outstanding indebtedness that was effectively subject to floating interest rates and a 1.0% increase in interest rates would result in an approximate $3.5 million annual increase in our interest expense.

Interest Rate Swap Arrangements

We are a party to interest rate swap agreements which are recorded at fair value in our financial statements. A change in the underlying interest rates may also result in a change in their recorded value.

As of June 30, 2006, the notional amount of the interest rate swap agreements related to our seven-year term loan was $300.0 million. The fair value of these interest rate swap agreements was an asset of approximately $10.0 million, which was recorded as a derivative asset. The interest rate swap agreements amortize ratably from June 2007 through March 2010. The weighted average fixed rate of these interest rate swap agreements is 4.02%.

As of June 30, 2006, the notional amount of the interest rate swap agreements related to our ABS Facility was $174.5 million and the fair value of these interest rate swap agreements was an asset of approximately $6.0 million, which was recorded as a derivative asset. The interest rate swap agreements amortize ratably through 2019. The average fixed rate of these interest rate swap agreements is 4.94%.

As of June 30, 2006, the notional amount of the interest rate swap agreements related to our 7 1/4% senior notes was $100.0 million. The fair value of these interest rate swap agreements as of June 30, 2006 was a liability of approximately $5.9 million, which is recorded as a derivative liability. These interest rate swap agreements terminate in May 2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in Holdings’ internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

No material changes from items disclosed in Form 10-K for the nine months ended December 31, 2005.

ITEM 1A. Risk Factors

No material changes from items disclosed in Form 10-K for the nine months ended December 31, 2005.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

On April 19, 2006, we held our Annual Meeting of Stockholders. The matters voted upon at the meeting and the results of those votes were as follows:

PROPOSAL I. Re-election of one Class C member of our Board of Directors for a term expiring at our 2009 Annual Meeting of Stockholders.

	Total Votes For	Total Votes Withheld

William M. Pruellage	25,089,875	1,699,641

PROPOSAL II. An amendment to our Employee Stock Purchase Plan.

For	Against	Abstain	Non Votes
22,068,057	1,427,260	568,174	2,726,025

PROPOSAL III. Ratification of the appointment of Deliotte & Touche LLP as Independent Auditors for the fiscal year ending December 31, 2006.

For	Against	Abstain	Non Votes
26,426,278	360,953	2,285	0

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a)      Exhibits.

Exhibit No.	Description

10.1

Summary of Officers’ Incentive Plan for the period beginning April, 1 2006 (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.’s Form 8-K filed with the Securities and Exchange Commission on May 5, 2006).

10.2

Summary of Officer’s Incentive Plan for the period that began on April 1, 2006 and will end on December 31, 2006, as amended (incorporated by reference to Exhibit 10.1 on Universal Compression Holdings, Inc.’s Form 8-K filed with the Securities and Exchange Commission on June 29, 2006).

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

UNIVERSAL COMPRESSION HOLDINGS, INC.

Date: August 8, 2006	By:	/s/ J. MICHAEL ANDERSON
J. Michael Anderson
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ KENNETH R. BICKETT
Kenneth R. Bickett
Vice President, Accounting and Corporate Controller
(Principal Accounting Officer)

UNIVERSAL COMPRESSION, INC.

	By:	/s/ J. MICHAEL ANDERSON
J. Michael Anderson
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ KENNETH R. BICKETT
Kenneth R. Bickett
Vice President, Accounting and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1

Summary of Officers’ Incentive Plan for the period beginning April, 1 2006 (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.’s Form 8-K filed with the Securities and Exchange Commission on May 5, 2006).

10.2

Summary of Officer’s Incentive Plan for the period that began on April 1, 2006 and will end on December 31, 2006, as amended (incorporated by reference to Exhibit 10.1 on Universal Compression Holdings, Inc.’s Form 8-K filed with the Securities and Exchange Commission on June 29, 2006).

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