Form 10-Q
period 2006-09-30
UNIVERSAL COMPRESSION HOLDINGS INC; UNIVERSAL COMPRESSION INC
filed 2006-11-08
CIK 1057234, 1057233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

As of November 2, 2006, there were 30,413,014 shares of Universal Compression Holdings, Inc.’s common stock, $0.01 par value, outstanding and 4,910 shares of Universal Compression, Inc.’s common stock, $10.00 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNIVERSAL COMPRESSION HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$16,862	$39,262
Restricted cash	5,594	4,187
Accounts receivable, net of allowance for bad debts of $4,718 and $3,616 as of September 30, 2006 and December 31, 2005, respectively	199,030	121,642
Inventories, net of reserve for obsolescence of $9,947 and $10,896 as of September 30, 2006 and December 31, 2005, respectively	165,028	108,273
Deferred income taxes	5,581	7,447
Other	21,817	19,787
Total current assets	413,912	300,598
Contract compression equipment	1,688,612	1,567,470
Other property	195,317	167,946
Accumulated depreciation and amortization	(462,010)	(375,575)
Net property, plant and equipment	1,421,919	1,359,841
Goodwill	404,653	403,261
Derivative financial instruments	7,586	6,954
Other assets	35,057	24,641
Total assets	$2,283,127	$2,095,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$85,759	$55,014
Accrued liabilities	50,517	43,796
Unearned revenue	77,092	36,367
Accrued interest	6,103	2,458
Current portion of long-term debt and capital lease obligations	19,572	18,249
Total current liabilities	239,043	155,884
Capital lease obligations	112	285
Long-term debt	894,432	904,807
Deferred income taxes	204,870	186,632
Derivative financial instruments	4,896	6,006
Other liabilities	12,112	10,369
Total liabilities	1,355,465	1,263,983
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	328	323
Treasury stock	(100,626)	(100,011)
Additional paid-in capital	774,721	759,105
Deferred compensation	—	(6,065)
Accumulated other comprehensive loss	(4,800)	(12,428)
Retained earnings	258,039	190,388
Total stockholders’ equity	927,662	831,312
Total liabilities and stockholders’ equity	$2,283,127	$2,095,295

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Domestic contract compression	$101,058	$81,964	$296,563	$238,554
International contract compression	36,251	31,076	104,554	90,115
Fabrication	57,642	28,193	152,479	132,066
Aftermarket services	51,981	39,895	141,120	121,713
Total revenue	246,932	181,128	694,716	582,448
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Domestic contract compression	34,866	29,849	103,572	86,865
International contract compression	8,968	8,087	25,795	22,961
Fabrication	47,594	24,769	131,496	122,737
Aftermarket services	41,304	31,782	113,470	98,110
Depreciation and amortization	31,154	26,439	90,966	76,462
Selling, general and administrative	30,149	21,012	86,191	61,522
Interest expense, net	15,152	13,034	43,814	39,890
Debt extinguishment costs	—	—	—	26,068
Asset impairment expense	—	—	—	3,080
Foreign currency gain	(45)	(610)	(355)	(1,344)
Other (income) loss, net	3	(524)	(1,090)	(1,069)
Total costs and expenses	209,145	153,838	593,859	535,282

Income before income taxes	37,787	27,290	100,857	47,166
Income tax expense	12,827	9,611	33,206	15,841
Net income	$24,960	$17,679	$67,651	$31,325

Weighted average common and common equivalent shares outstanding:
Basic	30,037	31,902	29,855	31,889
Diluted	31,163	32,836	31,015	32,864

Earnings per share—Basic	$0.83	$0.55	$2.27	$0.98
Earnings per share—Diluted	$0.80	$0.54	$2.18	$0.95

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$67,651	$31,325
Adjustments to reconcile net income to cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	90,966	76,462
Loss on early extinguishment of debt	—	26,068
Loss on asset impairment	—	3,080
Gain on asset sales	(311)	(731)
Amortization of debt issuance costs	1,401	1,885
Stock-based compensation expense	5,356	1,242
Increase (decrease) in deferred taxes	22,430	10,101
(Increase) decrease in other assets	(1,632)	(1,477)
(Increase) decrease in receivables	(73,793)	(5,859)
(Increase) decrease in inventories	(56,548)	(20,349)
Increase (decrease) in accounts payable	28,885	3,474
Increase (decrease) in accrued liabilities	4,072	3,075
Increase (decrease) in unearned revenue	40,725	4,663
Increase (decrease) in accrued interest	3,646	(11,307)
Net cash provided by operating activities	132,848	121,652
Cash flows from investing activities:
Additions to property, plant and equipment	(156,686)	(118,811)
Proceeds from sale of property, plant and equipment	10,930	14,279
Cash paid for acquisitions, net of cash acquired	(6,285)	(1,922)
Increase in restricted cash	(1,407)	(4,801)
Net cash used in investing activities	(153,448)	(111,255)
Cash flows from financing activities:
Principal repayments of long-term debt	(77,253)	(719,221)
Proceeds from issuance of debt	67,994	693,225
Debt extinguishment premium and costs	—	(19,527)
Debt issuance costs	(1,455)	(2,456)
Proceeds from common stock issuance	9,740	10,510
Purchase of treasury stock	(615)	—
Payments on capital lease agreements	(64)	(407)
Net cash used in financing activities	(1,653)	(37,876)
Effect of exchange rate changes on cash and cash equivalents	(147)	500
Net decrease in cash and cash equivalents	(22,400)	(26,979)
Cash and cash equivalents at beginning of period	39,262	53,958
Cash and cash equivalents at end of period	$16,862	$26,979

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$16,862	$39,262
Restricted cash	5,594	4,187
Accounts receivable, net of allowance for bad debts of $4,718 and $3,616 as of September 30, 2006 and December 31, 2005, respectively	199,030	121,642
Inventories, net of reserve for obsolescence of $9,947 and $10,896 as of September 30, 2006 and December 31, 2005, respectively	165,028	108,273
Deferred income taxes	5,581	7,447
Other	21,817	19,787
Total current assets	413,912	300,598
Contract compression equipment	1,688,612	1,567,470
Other property	195,317	167,946
Accumulated depreciation and amortization	(462,010)	(375,575)
Net property, plant and equipment	1,421,919	1,359,841
Goodwill	404,653	403,261
Notes receivable - affiliate	88,535	100,277
Derivative financial instruments	7,586	6,954
Other assets	35,057	24,641
Total assets	$2,371,662	$2,195,572

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable, trade	$85,759	$55,014
Accrued liabilities	50,517	43,796
Unearned revenue	77,092	36,367
Accrued interest	6,103	2,458
Current portion of long-term debt and capital lease obligations	19,572	18,249
Total current liabilities	239,043	155,884
Capital lease obligations	112	285
Long-term debt	894,432	904,807
Deferred income taxes	206,546	186,729
Derivative financial instruments	4,896	6,006
Other liabilities	12,112	10,369
Total liabilities	1,357,141	1,264,080
Commitments and contingencies (Note 9)
Stockholder’s equity:
Common stock	49	49
Additional paid-in capital	750,746	745,876
Accumulated other comprehensive loss	(4,800)	(12,428)
Retained earnings	268,526	197,995
Total stockholder’s equity	1,014,521	931,492
Total liabilities and stockholder’s equity	$2,371,662	$2,195,572

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Domestic contract compression	$101,058	$81,964	$296,563	$238,554
International contract compression	36,251	31,076	104,554	90,115
Fabrication	57,642	28,193	152,479	132,066
Aftermarket services	51,981	39,895	141,120	121,713
Total revenue	246,932	181,128	694,716	582,448
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Domestic contract compression	34,866	29,849	103,572	86,865
International contract compression	8,968	8,087	25,795	22,961
Fabrication	47,594	24,769	131,496	122,737
Aftermarket services	41,304	31,782	113,470	98,110
Depreciation and amortization	31,154	26,439	90,966	76,462
Selling, general and administrative	30,149	21,012	86,191	61,522
Interest expense, net	15,152	13,034	43,814	39,890
Interest income from affiliate	(1,469)	—	(4,459)	—
Debt extinguishment costs	—	—	—	26,068
Asset impairment expense	—	—	—	3,080
Foreign currency gain	(45)	(610)	(355)	(1,344)
Other (income) loss, net	3	(524)	(1,090)	(1,069)
Total costs and expenses	207,676	153,838	589,400	535,282
Income before income taxes	39,256	27,290	105,316	47,166
Income tax expense	13,341	9,611	34,785	15,841
Net income	$25,915	$17,679	$70,531	$31,325

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$70,531	$31,325
Adjustments to reconcile net income to cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	90,966	76,462
Loss on early extinguishment of debt	—	26,068
Loss on asset impairment	—	3,080
Gain on asset sales	(311)	(731)
Amortization of debt issuance costs	1,401	1,885
Stock-based compensation expense	5,356	1,242
Increase (decrease) in deferred taxes	24,009	10,101
(Increase) decrease in other assets	(1,632)	(1,477)
(Increase) decrease in receivables	(73,793)	(5,859)
(Increase) decrease in inventories	(56,548)	(20,349)
Increase (decrease) in accounts payable	28,885	3,474
Increase (decrease) in accrued liabilities	4,072	3,075
Increase (decrease) in unearned revenue	40,725	4,663
Increase (decrease) in accrued interest	3,646	(11,307)
Net cash provided by operating activities	137,307	121,652
Cash flows from investing activities:
Additions to property, plant and equipment	(156,686)	(118,811)
Proceeds from sale of property, plant and equipment	10,930	14,279
Cash paid for acquisitions, net of cash acquired	(6,285)	(1,922)
Repayment of loan to affiliate	4,666	—
Increase in restricted cash	(1,407)	(4,801)
Net cash used in investing activities	(148,782)	(111,255)
Cash flows from financing activities:
Principal repayments of long-term debt	(77,253)	(719,221)
Proceeds from issuance of debt	67,994	693,225
Debt extinguishment premium and costs	—	(19,527)
Debt issuance costs	(1,455)	(2,456)
Capital contributions from stockholder	—	10,510
Payments on capital lease agreements	(64)	(407)
Net cash used in financing activities	(10,778)	(37,876)
Effect of exchange rate changes on cash and cash equivalents	(147)	500
Net decrease in cash and cash equivalents	(22,400)	(26,979)
Cash and cash equivalents at beginning of period	39,262	53,958
Cash and cash equivalents at end of period	$16,862	$26,979

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.

UNIVERSAL COMPRESSION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

1.     Basis of Presentation

These notes apply to the unaudited consolidated financial statements of both Universal Compression Holdings, Inc. (“Holdings”) and Universal Compression, Inc. (“Universal”) and their subsidiaries. The term “Company” will be used if a statement is applicable to both Holdings and Universal.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Company’s Transition Report on Form 10-K for the nine months ended December 31, 2005. That report contains a more comprehensive summary of the Company’s major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2006.

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

The dilutive effect of stock options and unvested restricted stock grants outstanding for the three and nine months ended September 30, 2006 was 1,126,000 shares and 1,160,000 shares, respectively.  The dilutive effect of stock options and unvested restricted stock grants outstanding for the three and nine months ended September 30, 2005 was 934,000 shares and 975,000 shares, respectively.  For the three and nine months ended September 30, 2006, outstanding stock options of zero shares and 12,000 shares, respectively, were excluded from the computation of diluted earnings per share as the options’ exercise prices were greater than the average market price of the common stock for such periods.  For the three and nine months ended September 30, 2005, outstanding stock options of 2,000 shares and 191,000 shares, respectively, were excluded from the computation of diluted earnings per share as the options’ exercise prices were greater than the average market price of the common stock for such periods.

Goodwill

Goodwill and intangible assets acquired in connection with business combinations represent the excess of consideration over the fair value of tangible net assets acquired.  Certain assumptions and estimates are employed in determining the fair value of assets acquired and liabilities assumed, as well as in determining the allocation of goodwill to the appropriate reporting unit.

The Company performs an impairment test for goodwill assets annually, or more often, if indicators of potential impairment exist. The Company’s goodwill impairment test involves a comparison of the fair value of each of its reporting units with their carrying value. The fair value is determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models. As of February 2006, the Company performed its annual impairment analysis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and determined that no impairment had occurred.  If for any reason the fair value of the Company’s goodwill or that of any of its reporting units declines below the carrying value in the future, the Company may incur charges for the impairment.

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

The Company adopted SFAS No. 123R utilizing the modified prospective transition method.  As a result, prior periods have not been restated to reflect the impact of SFAS No. 123R.  For the three and nine months ended September 30, 2006, the adoption of SFAS No. 123R impacted our results of operation by increasing stock-based compensation expense by $1.2 million ($0.8 million, net of tax) and $3.7 million ($2.5 million, net of tax), respectively, as compared to the expense that would have been recognized under APB 25.  The adoption of SFAS No. 123R decreased each of Holdings’ basic and diluted earnings per share for the three months ended September 30, 2006 by $0.03 per share.  The adoption of SFAS No. 123R decreased each of Holdings’ basic and diluted earnings per share for the nine months ended September 30, 2006 by $0.08 per share.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on its financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact that the adoption of SAB 108 will have on its financial statements.

3.  Inventories, Net

Inventories, net consisted of the following (in thousands):

	September 30, 2006	December 31, 2005

Raw materials	$82,422	$67,125
Work-in-progress	92,524	50,810
Finished goods	29	1,234
Total inventories	174,975	119,169
Reserve for obsolescence	(9,947)	(10,896)
Inventories, net	$165,028	$108,273

4.  Long-Term Debt

As of September 30, 2006, the Company had approximately $913.7 million in outstanding debt consisting of $468.2 million outstanding under the seven-year term loan, $171.2 million outstanding under the 7 1/4 % senior notes, $190.3 million outstanding under the asset-backed securitization facility (the “ABS Facility”) and $84.0 million outstanding under the revolving credit facility.  Covenants in the credit facilities require that the Company maintain various financial ratios.  As of September 30, 2006, the Company was in compliance with all financial covenants.  See note 11 regarding debt refinancing activities which occurred subsequent to September 30, 2006.

5.  Stock-Based Compensation

The following table presents the stock-based compensation expense included in the Company’s results of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Stock options	$1,156	$—	$3,402	$—
Restricted stock	652	438	1,749	1,241
Employee Stock Purchase Plan	54	—	304	—
Total stock-based compensation expense	1,862	438	5,455	1,241
Income tax benefit	(632)	(153)	(1,770)	(434)
Total after-tax stock-based compensation expense	$1,230	$285	$3,685	$807

There was no stock-based compensation cost capitalized during the three or nine-month periods ended September 30, 2006 or 2005.

Stock options

The Company utilizes stock options under its incentive stock option plan in order to motivate and retain key employees.  Stock options granted under the plan are exercisable over a ten-year period. Options generally vest over the following time period:

Year 1	33 1/3%
Year 2	33 1/3%
Year 3	33 1/3%

Under the incentive stock option plan, options to purchase common stock may be granted until 2011. Options are granted at fair market value at the date of grant, are exercisable in installments beginning one year from the date of grant, and expire ten years after the date of grant.

The weighted average fair values at date of grant for options granted during the nine months ended September 30, 2006 and 2005 were $18.22 and $16.81, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

	Nine Months Ended September 30,
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

The following table presents stock option activity for the nine months ended September 30, 2006 (remaining life in years, intrinsic value in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Options outstanding, December 31, 2005	2,219,014	$25.92
Granted	318,550	43.87
Exercised	(368,521)	23.01
Cancelled	(15,639)	34.34
Options outstanding, September 30, 2006	2,153,404	$29.42	6.4	$52,628
Options exercisable at September 30, 2006	1,643,852	$25.62	5.6	$45,754

Intrinsic value is the difference between the market value of the Company’s stock and the exercise price of each option multiplied by the number of options outstanding.  The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 and 2005 was $12.1 million and $9.6 million, respectively.  The total grant date fair value of stock options that vested during the nine months ended September 30, 2006 and 2005 was $4.5 million and $6.2 million, respectively.  As of September 30, 2006, $6.7 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over the weighted-average period of 1.9 years.

Cash received from stock option exercises during the nine months ended September 30, 2006 and 2005 was $8.5 million and $9.8 million, respectively.

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

The following table presents restricted stock activity for the nine months ended September 30, 2006:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested restricted stock, December 31, 2005	242,194	$33.01
Granted	137,050	44.00
Vested	(39,250)	26.20
Cancelled	(6,025)	43.49
Non-vested restricted stock, September 30, 2006	333,969	$38.13

The total grant date fair value of restricted stock that vested during the nine months ended September 30, 2006 and 2005 was $1.0 million and $0.6 million, respectively. As of September 30, 2006, $9.3 million of unrecognized compensation cost related to non-vested restricted stock is expected to be recognized over the weighted-average period of 3.8 years.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) is intended to encourage employees to participate in the Company’s growth by providing them the opportunity to acquire an interest in the Company’s long-term performance and success through the purchase of shares of common stock at a price typically less than fair market value. An employee is eligible to participate after completing 90 days of employment. Each quarter, an eligible employee may elect to withhold up to 10% of his or her eligible pay to purchase shares of the Company’s common stock at a price equal to 85% to 100% of the fair market value of the stock as of the first trading day of the quarter or the last trading day of the quarter, whichever is lower. The ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, except as otherwise extended by authorizing additional shares under the ESPP. At September 30, 2006, 297,818 shares remained available for purchase under the ESPP.  Under SFAS No. 123R, the Company’s ESPP plan is compensatory, and as a result, the amount of the discount from the fair market value of the stock price at the end of the quarter received by the employee upon purchase of the stock is recorded as expense in that quarter.

2005 Pro Forma Results

The following table summarizes results as if the Company had recorded compensation expense under the provisions of SFAS No. 123 (earnings per share information is for Holdings only) (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$17,679	$31,325
Add: Stock-based compensation for restricted stock awards included in reported net income, net of tax	285	807
Deduct: Stock-based compensation determined under the fair value method, net of tax	(1,033)	(3,111)
Pro forma net income	$16,931	$29,021
Basic earnings per share:
As reported	$0.55	$0.98
Pro forma	$0.53	$0.91
Diluted earnings per share:
As reported	$0.54	$0.95
Pro forma	$0.52	$0.88

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

As of September 30, 2006, the Company had interest rate swap agreements with a notional amount of $171.3 million related to the $190.3 million outstanding under the ABS Facility. The swaps outstanding at September 30, 2006 amortize ratably through 2019 and have a weighted average fixed rate of 4.94%.  In accordance with SFAS No. 133, the Company’s balance sheet at September 30, 2006 included a $1.0 million derivative asset related to the interest rate swap agreements.

As of September 30, 2006, the Company had interest rate swap agreements with a notional amount of $300.0 million related to the $468.2 million outstanding under the seven-year term loan. The swaps outstanding at September 30, 2006 amortize ratably from June 2007 through March 2010 and have a weighted average fixed rate of 4.02%.  In accordance with SFAS No. 133, the Company’s balance sheet at September 30, 2006 included a $6.0 million derivative asset related to the interest rate swap agreements.

In August 2006, the Company entered into a forward starting swap agreement related to a notional amount of $125.0 million of the Company’s floating rate debt.  The effective date of the swap agreement is December 1, 2006.  The swap agreement terminates in December 2011 and has a fixed rate of 5.28%.  In accordance with SFAS No. 133, the Company’s balance sheet at September 30, 2006 included a $0.5 million derivative liability related to the interest rate swap agreement.

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

As of September 30, 2006, the Company had interest rate swap agreements to hedge $100.0 million of its 7 1/4% senior notes. The swaps are used to hedge the change in fair value of the debt and, in effect, convert the fixed interest payment to a variable interest payment based on six-month LIBOR in arrears. The swaps are accounted for in accordance with SFAS No. 133 and, as such, are recorded at fair value on the balance sheet. The Company’s balance sheet at September 30, 2006, included a $3.8 million derivative liability related to the interest rate swap agreements. The change in the debt’s fair value for that portion which is hedged is recorded as an adjustment to the carrying value of debt with the offset being recorded to interest expense. The swaps, which the Company has designated as fair value hedging instruments, meet the specific hedge criteria and any changes in their fair values were recognized in interest expense. For the three and nine months ended September 30, 2006, the change in the debt’s fair value and the change in the swaps’ fair value exactly offset and did not impact net income. Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to exactly offset changes in fair values due to fluctuations in the variable rate and, therefore, the Company currently does not expect any ineffectiveness.

The counterparties to the Company’s interest rate swap agreements are major international financial institutions. The Company monitors the credit quality of these financial institutions and does not expect non-performance by them.

7.  Comprehensive Income

Comprehensive income consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$24,960	$17,679	$67,651	$31,325
Other comprehensive income, net of tax:
Interest rate swap gain (loss)	(6,282)	3,963	688	3,181
Cumulative translation adjustment	1,052	6,185	6,940	5,118
Comprehensive income	$19,730	$27,827	$75,279	$39,624

The components of comprehensive income were identical for Holdings and Universal, except for the three and nine months ended September 30, 2006, Universal’s net income was $25.9 million and $70.5 million, respectively, and total comprehensive net income was $20.7 million and $78.2 million, respectively.

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

The following table presents unaudited revenue and gross margin by business segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Domestic contract compression	$101,058	$81,964	$296,563	$238,554
International contract compression	36,251	31,076	104,554	90,115
Fabrication	57,642	28,193	152,479	132,066
Aftermarket services	51,981	39,895	141,120	121,713
Total	$246,932	$181,128	$694,716	$582,448
Gross Margin:
Domestic contract compression	$66,192	$52,115	$192,991	$151,689
International contract compression	27,283	22,989	78,759	67,154
Fabrication	10,048	3,424	20,983	9,329
Aftermarket services	10,677	8,113	27,650	23,603
Total	$114,200	$86,641	$320,383	$251,775

No one customer accounted for more than 10% of total revenue for any of the periods presented.

The table below presents unaudited revenue and gross margin by geographic location (in thousands).  The basis of attributing revenue and gross margin to specific geographic locations is primarily based upon the geographic location of the sale, service or where the assets are utilized.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
United States	$170,287	$128,001	$479,231	$411,559
Canada	28,425	21,360	86,142	58,469
Argentina	16,739	14,442	51,103	53,010
Other international	31,481	17,325	78,240	59,410
Total	$246,932	$181,128	$694,716	$582,448
Gross Margin:
United States	$79,371	$60,073	$222,760	$175,784
Canada	8,262	6,235	22,834	17,871
Argentina	12,008	9,493	34,884	26,808
Other international	14,559	10,840	39,905	31,312
Total	$114,200	$86,641	$320,383	$251,775

The following table reconciles Holdings’ net income to gross margin (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$24,960	$17,679	$67,651	$31,325
Depreciation and amortization	31,154	26,439	90,966	76,462
Selling, general and administrative expense	30,149	21,012	86,191	61,522
Interest expense, net	15,152	13,034	43,814	39,890
Debt extinguishment costs	—	—	—	26,068
Asset impairment expense	—	—	—	3,080
Foreign currency (gain) loss	(45)	(610)	(355)	(1,344)
Other (income) loss, net	3	(524)	(1,090)	(1,069)
Income tax expense	12,827	9,611	33,206	15,841
Gross margin	$114,200	$86,641	$320,383	$251,775

Amounts for the three months ended September 30, 2006 are for both Holdings and Universal with the following exceptions:  Universal had interest income from an affiliate of $1.5 million, income tax expense of $13.3 million and net income of $25.9 million.  Amounts for the nine months ended September 30, 2006 are for both Holdings and Universal with the following exceptions:  Universal had interest income from an affiliate of $4.5 million, income tax expense of $34.8 million and net income of $70.5 million.  The results of operations for Holdings and Universal were identical for the three and nine months ended September 30, 2005.

9.  Commitments and Contingencies

In the ordinary course of business, the Company is involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the Company’s financial position, results of operations or cash flows; however, because of the inherent uncertainty of litigation, the Company cannot provide assurance that the resolution of any particular claim or proceeding to which it is a party will not have a material adverse effect on the Company’s financial position, results of operations or cash flows for the period in which that resolution occurs.

On May 1, 2006, the Bolivian government announced the nationalization of the country’s hydrocarbon reserves. The Company owns and operates a natural gas liquids extraction facility in Bolivia that processes natural gas owned by its customer. The Company currently believes that the nationalization includes the ownership of the natural gas reserves of its customer but does not impact the Company’s ownership or control of its facility. To date, there has been no impact on our operations or cash flows. The Company cannot currently estimate the future impact, if any, that the nationalization of its customer’s natural gas reserves will have on its contract for this facility. The Company’s net investment in Bolivia was $13.3 million at September 30, 2006.

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

11.  Subsequent Events

Initial Public Offering of Subsidiary Company

In October 2006, a subsidiary of the Company, Universal Compression Partners, L.P. (along with its subsidiaries “the Partnership”), completed an initial public offering of 6,325,000 common units at a price of $21.00 per unit, representing limited partner interests in the Partnership, including 825,000 common units sold pursuant to the exercise of the underwriters’ overallotment option. All of the units were issued by the Partnership.  The Partnership was formed to provide natural gas contract compression services to customers throughout the United States. A subsidiary of the Company is the general partner of the Partnership.

The net proceeds of the offering were $120.7 million after deducting underwriting discounts and commissions and expenses associated with the offering.  In connection with the offering, the Company contributed to the Partnership contract compression services contracts with nine customers and a fleet of compressor units to service those customers, comprising approximately 330,000 horsepower, or approximately 17% (by available horsepower) of the Company’s domestic contract compression business, the Partnership assumed $228.4 million in debt from the Company and the Company received 825,000 common units and 6,325,000 subordinated units representing limited partner interests in the Partnership.  The Partnership used the aggregate net proceeds from the offering to repay a portion of the debt it assumed from the Company and to redeem the 825,000 common units it issued to the Company.

The common units sold to the public represent a 49% limited partner interest in the Partnership. The Company owns the remaining equity interests in the Partnership.  The Company will consolidate the financial position and results of operations of the Partnership.

The Company and the Partnership entered into an omnibus agreement, the terms of which include, among other things, the Company’s agreement to provide to the Partnership operational staff, corporate staff and support services, the terms under which the Company may sell to the Partnership newly fabricated equipment and under which it may transfer to and receive from the Partnership idle compression equipment and an agreement by the Company to provide caps on the amount of cost of sales and selling, general and administrative costs that the Partnership must pay.  The caps are determined on a quarterly basis and expire on December 31, 2008.

Debt Refinancing

On October 20, 2006, Holdings, and three of its wholly owned subsidiaries, Universal (together with Holdings the “US Borrowers”) and UC Canadian Partnership Holdings Company and Universal Compression Canada, Limited Partnership (together with the US Borrowers, the “Borrowers”), entered into a senior secured credit agreement.  The new credit facility under the credit agreement consists of a five-year $500 million revolving credit facility. Borrowings under the credit agreement are secured by substantially all of the personal property assets of the US Borrowers. In addition, all of the capital stock of the domestic restricted subsidiaries, except for subsidiaries used in connection with the ABS Facility, and 65% of the capital stock of the first tier foreign subsidiaries has been pledged to secure the obligations under the credit agreement. The new credit facility is not secured by the capital stock of the Partnership or any assets owned by the Partnership. Under the credit agreement, the revolving credit facility currently bears interest at the Borrowers’ option, the Administrative Agent’s prime rate plus 0.25%, or LIBOR plus 1.25%.

The US Borrowers used approximately $330 million advanced under the credit agreement, together with debt assumed by the Partnership in connection with its initial public offering and proceeds received from the Partnership in connection with the redemption by the Partnership of 825,000 common units representing limited partner interests in the Partnership issued to the Company in connection with the initial public offering, to repay all balances under the prior senior secured credit facility. The prior senior secured credit facility was subsequently terminated.  The Company will record in the three months ended December 31, 2006 a write-off of unamortized debt issuance costs of $1.1 million associated with the refinancing.

Additionally, approximately $28 million of the letter of credit subfacility to the revolving credit facility was utilized to replace the letters of credit outstanding under the prior revolving credit facility. The US Borrowers intend to use the remainder of the proceeds of the credit agreement for working capital, acquisitions and general corporate purposes.

Under the credit agreement, the Borrowers are subject to certain limitations, including limitations on their ability: to incur additional debt or sell assets, with restrictions on the use of proceeds; to make certain investments and acquisitions; to grant liens; and to pay dividends and distributions. In addition, the Borrowers will be required to pay down the facility under certain circumstances if they sell certain assets or property. The credit agreement contains certain affirmative covenants to provide guarantees from any domestic subsidiary with gross assets exceeding $50 million. The Borrowers are also subject to financial covenants which include a total debt to EBITDA ratio, interest coverage ratio and a senior secured leverage ratio. The credit agreement specifies a number of events of default (many of which are subject to applicable cure periods), including, among others, the failure to make payments when due, defaults under other agreements or instruments of indebtedness, change of control and noncompliance with covenants. Upon the occurrence of an event of default, the lenders may terminate the facility and declare all amounts outstanding to be immediately due and payable.

On October 20, 2006, the Partnership, as guarantor, and UC Operating Partnership, L.P., a wholly owned subsidiary of the Partnership (“Operating Partnership”), entered into a senior secured credit agreement The new credit facility under the credit agreement consists of a five-year $225 million revolving credit facility, of which approximately $125 million was drawn at closing. Borrowings under the credit agreement are secured by substantially all of the personal property assets of the Operating Partnership and the Partnership. In addition, all of the capital stock of the Partnership’s domestic restricted subsidiaries, except for subsidiaries used in connection with any asset backed securitization facility, has been pledged to secure the obligations under the credit agreement. Under the credit agreement, the revolving credit facility currently bears interest at the Operating Partnership’s option, the Administrative Agent’s prime rate plus 0.25% or LIBOR plus 1.25%, in each case based upon the Partnership’s total leverage ratio.

The Operating Partnership used approximately $125 million advanced under the credit agreement to repay indebtedness assumed by the Operating Partnership and the Partnership from the Company in connection with the Operating Partnership’s acquisition of a portion of the Company’s domestic contract compression business.

Under the credit agreement, the Operating Partnership and the Partnership are subject to certain limitations, including limitations on their ability: to incur additional debt or sell assets, with restrictions on the use of proceeds; to make certain investments and acquisitions; to grant liens; and to pay dividends and distributions. The credit agreement contains certain affirmative covenants to deliver capital stock of newly created subsidiaries, and to provide guarantees from the Partnership and any domestic subsidiary which generates EBITDA (which is defined for the purposes of determining guarantors as gross revenues of such domestic subsidiary for such period less the cost of sales (excluding depreciation expenses to the extent such expenses were deducted)) exceeding 7.5% of the EBITDA of the Partnership and all of its subsidiaries taken as a whole. The Operating Partnership and the Partnership are also subject to financial covenants which include a total debt to EBITDA ratio and an interest coverage ratio. The credit agreement specifies a number of events of default (many of which are subject to applicable cure periods), including, among others, the failure to make payments when due, defaults under other agreements or instruments of indebtedness, change of control and noncompliance with covenants. Upon the occurrence of an event of default, the lenders may terminate the facility and declare all amounts outstanding to be immediately due and payable.

Stock Repurchase Program

On November 6, 2006, Holdings’ Board of Directors authorized the repurchase of up to $200 million of Holdings’ common stock through November 6, 2008. Under the stock repurchase program, Holdings may repurchase shares in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations.  Holdings may also implement all or part of the repurchases under a Rule 10b5-1 trading plan, so as to provide the flexibility to extend its share repurchases beyond the quarterly purchasing window.  The timing and extent to which Holdings repurchases its shares will depend upon market conditions and other corporate considerations, and will be in management’s discretion.  Repurchases under the program may commence or be suspended at any time without prior notice.  The stock repurchase program may be funded through cash provided by operating activities or borrowings.

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

•                                          the success of our subsidiary, Universal Compression Partners, L.P., which recently completed its initial public offering;

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

Recent Developments

Initial Public Offering of Subsidiary Company

In October 2006, a subsidiary of ours, Universal Compression Partners, L.P. (along with its subsidiaries “the Partnership”), completed an initial public offering of 6,325,000 common units at a price of $21.00 per unit, representing limited partner interests in the Partnership, including 825,000 common units sold pursuant to the exercise of the underwriters’ overallotment option. All of the units were issued by the Partnership.  The Partnership was formed to provide natural gas contract compression services to customers throughout the United States. A subsidiary of ours is the general partner of the Partnership.

The net proceeds of the offering were $120.7 million after deducting underwriting discounts and commissions and expenses associated with the offering.  In connection with the offering, we contributed to the Partnership contract compression services contracts with nine customers and a fleet of compressor units to service those customers, comprising approximately 330,000 horsepower, or approximately 17% (by available horsepower) of our domestic contract compression business, the Partnership assumed $228.4 million in debt from us and we received 825,000 common units and 6,325,000 subordinated units representing limited partner interests in the Partnership.  The Partnership used the aggregate net proceeds from the offering to repay a portion of the debt it assumed from us and to redeem the 825,000 common units it issued to us.

The common units sold to the public represent a 49% limited partner interest in the Partnership. We own the remaining equity interests in the Partnership.  We will consolidate the financial position and results of operations of the Partnership.

We and the Partnership entered into an omnibus agreement, the terms of which include, among other things, our agreement to provide to the Partnership operational staff, corporate staff and support services, the terms under which we may sell to the Partnership newly fabricated equipment and under which we may transfer to and receive from the Partnership idle compression equipment and an agreement by us to provide caps on the amount of cost of sales and selling, general and administrative costs that the Partnership must pay.  The caps are determined on a quarterly basis and expire on December 31, 2008.

Debt Refinancing

On October 20, 2006, we, and three of our wholly owned subsidiaries, Universal (together with Holdings the “US Borrowers”) and UC Canadian Partnership Holdings Company and Universal Compression Canada, Limited Partnership (together with the US Borrowers, the “Borrowers”), entered into a senior secured credit agreement.  The new credit facility under the credit agreement consists of a five-year $500 million revolving credit facility. Borrowings under the credit agreement are secured by substantially all of the personal property assets of the US Borrowers. In addition, all of the capital stock of the domestic restricted subsidiaries, except for subsidiaries used in connection with the ABS Facility, and 65% of the capital stock of the first tier foreign subsidiaries has been pledged to secure the obligations under the credit agreement. The new credit facility is not secured by the capital stock of the Partnership or any assets owned by the Partnership. Under the credit agreement, the revolving credit facility currently bears interest at the Borrowers’ option, the Administrative Agent’s prime rate plus 0.25%, or LIBOR plus 1.25%.

The US Borrowers used approximately $330 million advanced under the credit agreement, together with debt assumed by the Partnership in connection with its initial public offering and proceeds received from the Partnership in connection with the redemption by the Partnership of 825,000 common units representing limited partner interests in the Partnership issued to us in connection with the initial public offering, to repay all balances under the prior senior secured credit facility. The prior senior secured credit facility was subsequently terminated.  We will record in the three months ended December 31, 2006 a write-off of unamortized debt issuance costs of $1.1 million associated with the refinancing.

Additionally, approximately $28 million of the letter of credit subfacility to the revolving credit facility was utilized to replace the letters of credit outstanding under the prior revolving credit facility. The US Borrowers intend to use the remainder of the proceeds of the credit agreement for working capital, acquisitions and general corporate purposes.

Under the credit agreement, the Borrowers are subject to certain limitations, including limitations on their ability: to incur additional debt or sell assets, with restrictions on the use of proceeds; to make certain investments and acquisitions; to grant liens; and

to pay dividends and distributions. In addition, the Borrowers will be required to pay down the facility under certain circumstances if they sell certain assets or property. The credit agreement contains certain affirmative covenants to provide guarantees from any domestic subsidiary with gross assets exceeding $50 million. The Borrowers are also subject to financial covenants which include a total debt to EBITDA ratio, interest coverage ratio and a senior secured leverage ratio. The credit agreement specifies a number of events of default (many of which are subject to applicable cure periods), including, among others, the failure to make payments when due, defaults under other agreements or instruments of indebtedness, change of control and noncompliance with covenants. Upon the occurrence of an event of default, the lenders may terminate the facility and declare all amounts outstanding to be immediately due and payable.

On October 20, 2006, the Partnership, as guarantor, and UC Operating Partnership, L.P., a wholly owned subsidiary of the Partnership (“Operating Partnership”), entered into a senior secured credit agreement The new credit facility under the credit agreement consists of a five-year $225 million revolving credit facility, of which approximately $125 million was drawn at closing. Borrowings under the credit agreement are secured by substantially all of the personal property assets of the Operating Partnership and the Partnership. In addition, all of the capital stock of the Partnership’s domestic restricted subsidiaries, except for subsidiaries used in connection with any asset backed securitization facility, has been pledged to secure the obligations under the credit agreement. Under the credit agreement, the revolving credit facility currently bears interest at the Operating Partnership’s option, the Administrative Agent’s prime rate plus 0.25% or LIBOR plus 1.25%, in each case based upon the Partnership’s total leverage ratio.

The Operating Partnership used approximately $125 million advanced under the credit agreement to repay indebtedness assumed by the Operating Partnership and the Partnership from us in connection with the Operating Partnership’s acquisition of a portion of the Company’s domestic contract compression business.

Under the credit agreement, the Operating Partnership and the Partnership are subject to certain limitations, including limitations on their ability: to incur additional debt or sell assets, with restrictions on the use of proceeds; to make certain investments and acquisitions; to grant liens; and to pay dividends and distributions. The credit agreement contains certain affirmative covenants to deliver capital stock of newly created subsidiaries, and to provide guarantees from the Partnership and any domestic subsidiary which generates EBITDA (which is defined for the purposes of determining guarantors as gross revenues of such domestic subsidiary for such period less the cost of sales (excluding depreciation expenses to the extent such expenses were deducted)) exceeding 7.5% of the EBITDA of the Partnership and all of its subsidiaries taken as a whole. The Operating Partnership and the Partnership are also subject to financial covenants which include a total debt to EBITDA ratio and an interest coverage ratio. The credit agreement specifies a number of events of default (many of which are subject to applicable cure periods), including, among others, the failure to make payments when due, defaults under other agreements or instruments of indebtedness, change of control and noncompliance with covenants. Upon the occurrence of an event of default, the lenders may terminate the facility and declare all amounts outstanding to be immediately due and payable.

Stock Repurchase Program

On November 6, 2006, our Board of Directors authorized the repurchase of up to $200 million of our common stock through November 6, 2008. Under the stock repurchase program, we may repurchase shares in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations.  We may also implement all or part of the repurchases under a Rule 10b5-1 trading plan, so as to provide the flexibility to extend share repurchases beyond the quarterly purchasing window.  The timing and extent to which we repurchase shares will depend upon market conditions and other corporate considerations, and will be in management’s discretion.  Repurchases under the program may commence or be suspended at any time without prior notice.  The stock repurchase program may be funded through cash provided by operating activities or borrowings.

Financial Highlights

Some of the more significant financial items for the three and nine months ended September 30, 2006, as compared to the prior year periods, which are discussed below in “Financial Results of Operations,” were as follows:

•                  Net Income.  Net income increased by $7.3 million, or 41.2%, for the three months ended September 30, 2006 and by $36.3 million, or 116.0%, for the nine months ended September 30, 2006.  A primary driver of the increase in net income for the nine months ended September 30, 2006 as compared to the prior year period was debt extinguishment cost incurred during the prior year period which reduced net income by $17.2 million.

•                  Revenue and Gross Margin. Revenue and gross margin were higher in the three and nine months ended September 30, 2006 for all segments.

•                  Depreciation and Amortization Expense.  Depreciation and amortization expense increased by $4.7 million, or 17.8%, for the three months ended September 30, 2006, and by $14.5 million, or 19.0%, for the nine months ended September 30, 2006.

•                  Selling, General and Administrative Expense.  Selling, general and administrative (“SG&A”) expense increased by $9.1 million, or 43.5%, for the three months ended September 30, 2006, and by $24.7 million, or 40.1%, for the nine months ended September 30, 2006.

Operating Highlights

The following table summarizes total available horsepower, average operating horsepower, horsepower utilization percentages and fabrication backlog.

	Three Months Ended			Nine Months Ended
	September 30, 2006	December 31, 2005	September 30, 2005	September 30, 2006	September 30, 2005
	(Horsepower in thousands)			(Horsepower in thousands)
Total Available Horsepower (at period end):
Domestic contract compression	2,017	1,965	1,948	2,017	1,948
International contract compression	599	584	565	599	565
Total	2,616	2,549	2,513	2,616	2,513

Average Operating Horsepower:
Domestic contract compression	1,792	1,787	1,751	1,797	1,736
International contract compression	547	538	524	548	506
Total	2,339	2,325	2,275	2,345	2,242

Horsepower Utilization:
Spot (at period end)	89.8%	92.3%	91.0%	89.8%	91.0%
Average	90.0%	91.7%	91.0%	91.0%	90.5%

	September 30, 2006	December 31, 2005	September 30, 2005
	(In millions)
Fabrication Backlog	$267.6	$144.5	$113.8

The increase in domestic available horsepower as of September 30, 2006 compared to September 30, 2005 was primarily attributable to large horsepower units added to our fleet to meet the incremental demand for these units by the industry.  The increase in international horsepower was primarily attributable to horsepower that was added in Latin America in response to new projects.

Domestic average operating horsepower increased by 2.3% for the three months ended September 30, 2006 compared to the prior year quarter and by 3.5% for the nine months ended September 30, 2006 compared to the prior year period.  International average operating horsepower increased by 4.4% for the three months ended September 30, 2006 compared to the prior year quarter and by 8.3% for the nine months ended September 30, 2006 compared to the prior year period. These increases were primarily attributable to higher customer demand as well as larger horsepower units added to the fleet.

Fabrication backlog fluctuates quarter to quarter due to the timing of receipt of orders placed by customers and the timing of recognition of revenue.  The fabrication backlog at November 2, 2006 was approximately $280.3 million.  A majority of the backlog is expected to be completed within a 270-day period.

Financial Results of Operations

Three months ended September 30, 2006 compared to three months ended September 30, 2005

The following table summarizes revenue, gross margin, gross margin percentage, expenses and net income:

	Three Months Ended September 30,
	2006 (1)	2005 (1)
	(Dollars in thousands)
Revenue:
Domestic contract compression	$101,058	$81,964
% of revenue	40.9%	45.2%
International contract compression	$36,251	$31,076
% of revenue	14.7%	17.2%
Fabrication	$57,642	$28,193
% of revenue	23.3%	15.6%
Aftermarket services	$51,981	$39,895
% of revenue	21.1%	22.0%
Total Revenue	$246,932	$181,128
Gross margin:
Domestic contract compression	$66,192	$52,115
International contract compression	27,283	22,989
Fabrication	10,048	3,424
Aftermarket services	10,677	8,113
Total Gross Margin	$114,200	$86,641
Gross margin percentage:
Domestic contract compression	65.5%	63.6%
International contract compression	75.3%	74.0%
Fabrication	17.4%	12.1%
Aftermarket services	20.5%	20.3%
Total Gross Margin Percentage	46.2%	47.8%
Expenses:
Depreciation and amortization	$31,154	$26,439
Selling, general and administrative	30,149	21,012
Interest expense, net	15,152	13,034
Foreign currency gain	(45)	(610)
Other (income) loss, net	3	(524)
Income tax expense	12,827	9,611
Net income	$24,960	$17,679

(1)          Amounts for the three months ended September 30, 2006 are for both Holdings and Universal with the following exceptions:  Universal had interest income from an affiliate of $1.5 million, income tax expense of $13.3 million and net income of $25.9 million.  The results of operations for Holdings and Universal were identical for the three months ended September 30, 2005.

Revenue.  Domestic contract compression revenue increased due to higher average contract prices and increased operating horsepower in the three months ended September 30, 2006.  Domestic contract compression revenue per average monthly operating horsepower increased to $18.80 in the three months ended September 30, 2006.  This was a 20.5% increase from the prior period amount of $15.60.  Average domestic contract compression monthly operating horsepower increased to 1,792,145 for the three months ended September 30, 2006.  This represented a 2.3% increase from the prior year period.  International contract compression revenue increased primarily as a result of additional business in Argentina and Bolivia of $2.8 million and $1.4 million, respectively.  Fabrication revenue increased in the current year period due primarily to increased pricing to customers.  Aftermarket services revenue was higher due primarily to acquisitions in Europe and Africa that contributed $5.3 million of additional revenue for the three months ended September 30, 2006 and an increase in domestic operations revenues of $4.7 million.

Gross Margin.  The higher domestic contract compression gross margin (defined as total revenue less cost of sales, excluding depreciation and amortization expense) was primarily attributable to the revenue increases in the current year period discussed above, partially offset by higher expenses in the current year period including labor and benefits cost, parts cost, lubricant cost, vehicle fuel cost and field supply cost.  International contract compression gross margin was higher due primarily to the increased business in Argentina and Bolivia discussed above.  The higher fabrication gross margin was attributable primarily to the revenue increases discussed above and the implementation of process improvements in the current year period.  Aftermarket services gross margin was higher due to the Europe and Africa acquisitions completed in 2006.  In addition to the above, domestic contract compression, fabrication and aftermarket services gross margins increased in the current year period by $0.9 million, $0.6 million and $1.0 million, respectively, due to a change in our vacation policy which impacted when our employees earn their vacation.  Gross margin is reconciled to net income on page 30 of this report, within Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Gross Margin Percentage.  Excluding the impact of the change in vacation policy discussed above, gross margin percentage (defined as gross margin as a percentage of revenue) for the three months ended September 30, 2006 for the domestic contract compression, fabrication and aftermarket services segments would have been 64.6%, 16.4% and 18.6%, respectively.  The following discussion excludes the impact of the change in vacation policy.  For the three months ended September 30, 2006, domestic contract compression gross margin percentage increased primarily due to average contract price increases in the current year period.  The higher fabrication gross margin percentage primarily resulted from the revenue increases and process improvements discussed above.  Aftermarket services gross margin percentage decreased in the current year period as a result of cost increases without corresponding increases in pricing to our customers.  International contract compression services gross margin percentage remained relatively stable compared to the prior year period.

Depreciation and Amortization.  The increase in depreciation and amortization expense for the three months ended September 30, 2006 compared to the prior year primarily resulted from on-going capital expenditures, consisting primarily of additions to our contract compression fleet and compressor overhauls.

SG&A Expenses.  The increase in SG&A expenses for the three months ended September 30, 2006 was due primarily to the inclusion of reimbursable property taxes that are offset in revenue, the on-going implementation of our ERP system and the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” relating to stock-based compensation.  These increases were partially offset by a decrease in SG&A expenses due to the change in our vacation policy discussed above.  SG&A expenses represented 12.2% and 11.6% of revenues for the three months ended September 30, 2006 and 2005, respectively.

Interest Expense, net.  The increase in interest expense, net, for the three months ended September 30, 2006 relates to higher total debt levels partly related to a $100.0 million share repurchase completed in December 2005, and increased interest rates in the current year period.

Income Tax Expense.  The increase in income tax expense for the three months ended September 30, 2006 relates to increased income before taxes in the current year period.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

The following table summarizes revenue, gross margin, gross margin percentage, expenses and net income:

	Nine Months Ended September 30,
	2006 (1)	2005 (1)
	(Dollars in thousands)
Revenue:
Domestic contract compression	$296,563	$238,554
% of revenue	42.7%	41.0%
International contract compression	$104,554	$90,115
% of revenue	15.1%	15.5%
Fabrication	$152,479	$132,066
% of revenue	21.9%	22.7%
Aftermarket services	$141,120	$121,713
% of revenue	20.3%	20.8%
Total Revenue	$694,716	$582,448
Gross margin:
Domestic contract compression	$192,991	$151,689
International contract compression	78,759	67,154
Fabrication	20,983	9,329
Aftermarket services	27,650	23,603
Total Gross Margin	$320,383	$251,775
Gross margin percentage:
Domestic contract compression	65.1%	63.6%
International contract compression	75.3%	74.5%
Fabrication	13.8%	7.1%
Aftermarket services	19.6%	19.4%
Total Gross Margin Percentage	46.1%	43.2%
Expenses:
Depreciation and amortization	$90,966	$76,462
Selling, general and administrative	86,191	61,522
Interest expense, net	43,814	39,890
Foreign currency gain	(355)	(1,344)
Other income, net	(1,090)	(1,069)
Debt extinguishment costs	—	26,068
Asset impairment expense	—	3,080
Income tax expense	33,206	15,841
Net income	$67,651	$31,325

(1)                Amounts for the nine months ended September 30, 2006 are for both Holdings and Universal with the following exceptions:  Universal had interest income from an affiliate of $4.5 million, income tax expense of $34.8 million and net income of $70.5 million.  The results of operations for Holdings and Universal were identical for the nine months ended September 30, 2005.

Revenue.  Domestic contract compression revenue increased due to higher average contract prices and increased operating horsepower in the nine months ended September 30, 2006.  Domestic contract compression revenue per average monthly operating horsepower increased to $18.34 in the nine months ended September 30, 2006.  This was a 20.1% increase from the prior period amount of $15.27.  Average domestic contract compression monthly operating horsepower increased to 1,796,765 for the nine months ended September 30, 2006.  This represented a 3.5% increase from the prior year period.  International contract compression revenue increased primarily as a result of additional business in Argentina and Bolivia of $8.0 million and $5.4 million, respectively.  Fabrication revenue increased in the current year period primarily due to increased pricing to customers.  Aftermarket services revenue was higher due primarily to acquisitions in Europe and Africa that contributed $12.1 million of additional revenue for the nine months ended September 30, 2006 and an increase in our Canadian operations of $3.9 million.

Gross Margin.  The higher domestic contract compression gross margin was primarily attributable to the revenue increases in the current period discussed above, partially offset by higher expenses in the current period including labor and benefits cost, parts cost, lubricant cost, field supply cost, vehicle fuel cost, and remote monitoring cost due to additional installations. International contract compression gross margin was higher due primarily to the increased business in Argentina and Bolivia discussed above.  The higher fabrication gross margin was attributable primarily to the revenue increases discussed above and higher warranty costs and cost overruns on certain relatively complex projects in the prior year period.  Aftermarket services gross margin was higher due to acquisitions in Europe and Africa discussed above.  In addition to the above, domestic contract compression, fabrication and aftermarket services gross margins increased in the current year period by $0.9 million, $0.6 million and $1.0 million, respectively, due to a change in our vacation policy which impacted when our employees earn their vacation.  Gross margin is reconciled to net income on page 30 of this report, within Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Gross Margin Percentage.  For the nine months ended September 30, 2006, domestic contract compression gross margin percentage increased primarily due to average contract price increases in the current year period.  International contract compression and aftermarket services gross margin percentages for the current year period remained relatively stable compared to the prior year period.  The higher fabrication gross margin percentage primarily resulted from the implementation of process improvements, maintaining greater pricing discipline and focusing on more standard compression packages.

Depreciation and Amortization.  The increase in depreciation and amortization expense for the nine months ended September 30, 2006 compared to the prior year period primarily resulted from on-going capital expenditures, consisting primarily of additions to our contract compression fleet and compressor overhauls.

SG&A Expenses.  The increase in SG&A expenses for the nine months ended September 30, 2006 was due primarily to the inclusion of reimbursable property taxes that are offset in revenue, the on-going implementation of our ERP system and the adoption of SFAS No. 123R.  These increases were partially offset by a decrease in SG&A expenses due to the change in our vacation policy discussed above.  SG&A expenses represented 12.4% and 10.6% of revenues for the nine months ended September 30, 2006 and 2005, respectively.

Interest Expense, net.  The increase in interest expense, net, for the nine months ended September 30, 2006 relates to higher total debt levels partly related to a $100.0 million share repurchase completed in December 2005, and increased interest rates in the current year period.

Debt Extinguishment Costs.  During the nine months ended September 30, 2005, debt extinguishment costs were due to the early extinguishment of our term loan due 2008 and 8 7/8% senior notes due 2008. As a result of the early extinguishment of debt, a charge of $26.1 million was recognized resulting from the call premium of $19.5 million and write-off of unamortized debt issuance costs of $6.6 million.

Asset Impairment.  Included within net income for the nine months ended September 30, 2005 is a $3.1 million loss on the impairment of our Tulsa, Oklahoma fabrication facility.  The carrying value of this facility was written down to its estimated market value, which was determined by the Company based upon then recent appraisals.

Income Tax Expense.  The increase in income tax expense for the nine months ended September 30, 2006 relates to increased income before taxes in the current year period.

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

Our primary sources of cash are operating activities and financing activities.  Our primary uses of cash are operating expenditures, capital expenditures and long-term debt repayments.  The following table summarizes our sources and uses of cash for the nine months ended September 30, 2006 and 2005, and our cash and working capital as of the end of such periods (in thousands):

	Nine Months Ended September 30,
	2006	2005
Net cash provided by (used in):
Operating activities	$132,848	$121,652
Investing activities	$(153,448)	$(111,255)
Financing activities	$(1,653)	$(37,876)

	As of September 30,
	2006	2005
Cash	$16,862	$26,979
Working capital, net of cash and restricted cash	$152,413	$78,465

Operations. Net cash provided by operating activities increased $11.2 million for the nine months ended September 30, 2006 compared to the prior year period primarily as a result of increased earnings and changes in working capital.

Capital Expenditures.  Capital expenditures for the nine months ended September 30, 2006 were $156.7 million consisting of $99.3 million for fleet additions, $31.9 million for compressor overhauls, $12.5 million for service trucks and $13.0 million for machinery, equipment, information technology equipment and other items.  Proceeds from asset sales of $10.9 million in the nine months ended September 30, 2006 resulted in net capital expenditures of $145.8 million.  Based on current market conditions, we expect to continue to invest in fleet additions, compressor overhauls and maintenance and other capital requirements.  We expect net capital expenditures (defined as capital expenditures less proceeds from asset sales) of approximately $210 million for the twelve months ending December 31, 2006, including approximately $45 million for compressor overhauls.  Cash used in investing activities for the nine months ended September 30, 2006 includes $6.3 million for acquisitions.

Long-term Debt. As of September 30, 2006, we had approximately $913.7 million in outstanding debt obligations consisting of $468.2 million outstanding under the seven-year term loan, $171.2 million outstanding under the 7 1/4% senior notes, $190.3 million outstanding under the ABS Facility and $84.0 million outstanding under the revolving credit facility.

The maturities of this debt for the twelve months ended September 30 of the periods indicated are shown below (in thousands).  We expect to pay these principal payments through cash generated by operations and debt refinancing activity.

2007	$19,295
2008	19,295
2009	19,295
2010	274,470
2011	240,358
Thereafter	341,015
Total debt	$913,728

After the effect of the initial public offering of the Partnership and the October 2006 debt refinancing discussed below, as of October 31, 2006, we had approximately $805.4 million in outstanding debt obligations consisting of $320.0 million outstanding under our $500 million revolving credit facility, $171.3 million outstanding under the 7 1/4% senior notes, $189.1 million outstanding under the ABS Facility and $125.0 million outstanding under the Partnership’s revolving credit facility.

The maturities of this debt for the twelve months ended October 31 of the periods indicated are shown below (in thousands).  We expect to pay these principal payments through cash generated by operations and debt refinancing activity.

2007	$14,545
2008	14,545
2009	14,545
2010	185,878
2011	459,545
Thereafter	116,366
Total debt	$805,424

Historically, we have financed capital expenditures with net cash provided by operating and financing activities.  Based on current market conditions, we expect that net cash provided by operating activities will be sufficient to finance our operating expenditures, capital expenditures and scheduled interest and debt repayments through December 31, 2006, but to the extent it is not, we may borrow additional funds under our revolving credit facilities or we may obtain additional debt or equity financing.

Partnership Distributions to Unitholders.  The Partnership’s partnership agreement requires it to distribute all of its “available cash” quarterly. Under the partnership agreement, available cash is defined to generally mean, for each fiscal quarter, (i) cash on hand at the Partnership at the end of the quarter in excess of the amount of reserves its general partner determines is necessary or appropriate to provide for the conduct of its business, to comply with applicable law, any of its debt instruments or other agreements or to provide for future distributions to its unitholders for any one or more of the upcoming four quarters, plus, (ii) if the Partnership’s general partner so determines, all or a portion of the Partnership’s cash on hand on the date of determination of available cash for the quarter.

Under the terms of the Partnership’s partnership agreement, there is no guarantee that unitholders will receive quarterly distributions from the Partnership. The Partnership’s distribution policy is subject to certain restrictions and may be changed at any time, including restrictions contained in the Partnership’s $225 million revolving credit facility, the general partner of the Partnership’s establishment of reserves to fund future operations or cash distributions to the Partnership’s unitholders, restrictions contained in the Delaware Revised Uniform Limited Partnership Act or the Partnership’s lack of sufficient cash to pay distributions.

The general partner of the Partnership has adopted a cash distribution policy that will require the Partnership to pay distributions at an initial distribution rate of $0.35 per unit per complete quarter, or $1.40 per unit per year, no later than 45 days after the end of each fiscal quarter through the quarter ending September 30, 2007 to the extent that the Partnership has sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to its general partner and affiliates. This equates to an aggregate cash distribution of $4.5 million per quarter or $18.1 million per year, in each case based on the number of common units, subordinated units and general partner units outstanding immediately after completion of the initial public offering.  The Partnership will adjust the quarterly distribution for the period from the closing of the initial public offering on October 20, 2006 through December 31, 2006 based on the actual length of the period.  The Partnership expects to fund its cash distributions from cash provided by operations, but has the ability to fund such distributions from borrowings under its revolving credit facility.

Through the Company’s ownership of all 6,325,000 of the subordinated units and all of the equity interests in the general partner of the Partnership, the Company expects to receive cash distributions from the Partnership.  The Company’s rights to receive distributions of cash from the Partnership as holder of subordinated units are subordinated to the rights of the common unitholders to receive such distributions.  Based on the number of units outstanding at the completion of the initial public offering, if the quarterly distribution from the partnership equals the initial distribution rate (assuming no pro rata adjustment for the shortened period for which the first quarterly distribution will be made), the Company will receive $2.3 million of the $4.5 million distributed by the Partnership.

Debt Covenants and Availability.  As of September 30, 2006, covenants in our credit facilities required that we maintain various financial ratios, including a collateral coverage ratio (market value of domestic compression equipment pledged to total amount of indebtedness outstanding under our seven-year term loan and revolving credit facility) of greater than or equal to 1.15 to 1, a total leverage ratio (total debt to earnings before interest, taxes, depreciation and amortization expense) of less than or equal to 5 to 1, and an interest coverage ratio (earnings before interest, taxes, depreciation and amortization expense to interest expense) of greater

than or equal to 2.5 to 1.   As of September 30, 2006, we were in compliance with all financial covenants.  For a discussion of debt covenants related to credit agreements entered into in October 2006 see Debt Refinancing below.

As of September 30, 2006, due to restrictive covenants and after giving effect to $21.5 million of outstanding letters of credit under our revolving credit facility, we had an aggregate unused credit availability of approximately $69.5 million under our revolving credit facility and $25.0 million under our ABS Facility.  The credit availability under the revolving credit facility outstanding at September 30, 2006 was cancelled in October 2006 when this facility was repaid and terminated (see Debt Refinancing below).  The credit availability under the ABS Facility expired on October 20, 2006.

After the effect of the initial public offering of the Partnership and the October 2006 debt refinancing discussed below, as of October 31, 2006, due to restrictive covenants and after giving effect to $29.9 million of outstanding letters of credit under our $500 million revolving credit facility, we had an aggregate unused credit availability of approximately $150.1 million under our $500 million revolving credit facility and $100.0 million under the Partnership’s $225 million revolving credit facility.

Debt Refinancing.  On October 20, 2006, we, and three of our wholly owned subsidiaries, Universal (together with Holdings the “US Borrowers”) and UC Canadian Partnership Holdings Company and Universal Compression Canada, Limited Partnership (together with the US Borrowers, the “Borrowers”), entered into a senior secured credit agreement.  The new credit facility under the credit agreement consists of a five-year $500 million revolving credit facility. Borrowings under the credit agreement are secured by substantially all of the personal property assets of the US Borrowers. In addition, all of the capital stock of the domestic restricted subsidiaries, except for subsidiaries used in connection with the ABS Facility, and 65% of the capital stock of the first tier foreign subsidiaries has been pledged to secure the obligations under the credit agreement. The new credit facility is not secured by the capital stock of the Partnership or any assets owned by the Partnership. Under the credit agreement, the revolving credit facility currently bears interest at the Borrowers’ option, the Administrative Agent’s prime rate plus 0.25%, or LIBOR plus 1.25%.

The US Borrowers used approximately $330 million advanced under the credit agreement, together with debt assumed by the Partnership in connection with its initial public offering and proceeds received from the Partnership in connection with the redemption by the Partnership of 825,000 common units representing limited partner interests in the Partnership issued to us in connection with the initial public offering, to repay all balances under the prior senior secured credit facility. The prior senior secured credit facility was subsequently terminated.  We will record in the three months ended December 31, 2006 a write-off of unamortized debt issuance costs of $1.1 million associated with the refinancing.

Additionally, approximately $28 million of the letter of credit subfacility to the revolving credit facility was utilized to replace the letters of credit outstanding under the prior revolving credit facility. The US Borrowers intend to use the remainder of the proceeds of the credit agreement for working capital, acquisitions and general corporate purposes.

Under the credit agreement, the Borrowers are subject to certain limitations, including limitations on their ability: to incur additional debt or sell assets, with restrictions on the use of proceeds; to make certain investments and acquisitions; to grant liens; and to pay dividends and distributions. In addition, the Borrowers will be required to pay down the facility under certain circumstances if they sell certain assets or property. The credit agreement contains certain affirmative covenants to provide guarantees from any domestic subsidiary with gross assets exceeding $50 million. The Borrowers are also subject to financial covenants which include a total debt to EBITDA ratio, interest coverage ratio and a senior secured leverage ratio. The credit agreement specifies a number of events of default (many of which are subject to applicable cure periods), including, among others, the failure to make payments when due, defaults under other agreements or instruments of indebtedness, change of control and noncompliance with covenants. Upon the occurrence of an event of default, the lenders may terminate the facility and declare all amounts outstanding to be immediately due and payable.

On October 20, 2006, the Partnership, as guarantor, and UC Operating Partnership, L.P., a wholly owned subsidiary of the Partnership (“Operating Partnership”), entered into a senior secured credit agreement The new credit facility under the credit agreement consists of a five-year $225 million revolving credit facility, of which approximately $125 million was drawn at closing. Borrowings under the credit agreement are secured by substantially all of the personal property assets of the Operating Partnership and the Partnership. In addition, all of the capital stock of the Partnership’s domestic restricted subsidiaries, except for subsidiaries used in connection with any asset backed securitization facility, has been pledged to secure the obligations under the credit agreement. Under the credit agreement, the revolving credit facility currently bears interest at the Operating Partnership’s option, the Administrative Agent’s prime rate plus 0.25% or LIBOR plus 1.25%, in each case based upon the Partnership’s total leverage ratio.

The Operating Partnership used approximately $125 million advanced under the credit agreement to repay indebtedness assumed by the Operating Partnership and the Partnership from us in connection with the Operating Partnership’s acquisition of a portion of the Company’s domestic contract compression business.

Under the credit agreement, the Operating Partnership and the Partnership are subject to certain limitations, including limitations on their ability: to incur additional debt or sell assets, with restrictions on the use of proceeds; to make certain investments and acquisitions; to grant liens; and to pay dividends and distributions. The credit agreement contains certain affirmative covenants to deliver capital stock of newly created subsidiaries, and to provide guarantees from the Partnership and any domestic subsidiary which generates EBITDA (which is defined for the purposes of determining guarantors as gross revenues of such domestic subsidiary for such period less the cost of sales (excluding depreciation expenses to the extent such expenses were deducted)) exceeding 7.5% of the EBITDA of the Partnership and all of its subsidiaries taken as a whole. The Operating Partnership and the Partnership are also subject to financial covenants which include a total debt to EBITDA ratio and an interest coverage ratio. The credit agreement specifies a number of events of default (many of which are subject to applicable cure periods), including, among others, the failure to make payments when due, defaults under other agreements or instruments of indebtedness, change of control and noncompliance with covenants. Upon the occurrence of an event of default, the lenders may terminate the facility and declare all amounts outstanding to be immediately due and payable.

Stock Repurchase Program.  On November 6, 2006, our Board of Directors authorized the repurchase of up to $200 million of our common stock through November 6, 2008. Under the stock repurchase program, we may repurchase shares in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations.  We may also implement all or part of the repurchases under a Rule 10b5-1 trading plan, so as to provide the flexibility to extend share repurchases beyond the quarterly purchasing window.  The timing and extent to which we repurchase shares will depend upon market conditions and other corporate considerations, and will be in management’s discretion.  Repurchases under the program may commence or be suspended at any time without prior notice.  The stock repurchase program may be funded through cash provided by operating activities or borrowings.

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

The following table reconciles Holdings’ net income to gross margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$24,960	$17,679	$67,651	$31,325
Depreciation and amortization	31,154	26,439	90,966	76,462
Selling, general and administrative expense	30,149	21,012	86,191	61,522
Interest expense, net	15,152	13,034	43,814	39,890
Debt extinguishment costs	—	—	—	26,068
Asset impairment expense	—	—	—	3,080
Foreign currency gain	(45)	(610)	(355)	(1,344)
Other (income) loss, net	3	(524)	(1,090)	(1,069)
Income tax expense	12,827	9,611	33,206	15,841
Gross margin	$114,200	$86,641	$320,383	$251,775

Amounts for the three months ended September 30, 2006 are for both Holdings and Universal with the following exceptions:  Universal had interest income from an affiliate of $1.5 million, income tax expense of $13.3 million and net income of $25.9 million.  Amounts for the nine months ended September 30, 2006 are for both Holdings and Universal with the following exceptions:  Universal had interest income from an affiliate of $4.5 million, income tax expense of $34.8 million and net income of $70.5 million.  The results of operations for Holdings and Universal were identical for the three and nine months ended September 30, 2005.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Variable Rate Debt

We are exposed to market risk due to variable interest rates under our financing and interest rate swap arrangements.

The interest rate under our revolving credit facility outstanding at September 30, 2006 was based upon, at our option, either a base rate plus an applicable margin, which varies from 0.25% to 1.25% based on our leverage ratio, or one, two, three or six month LIBOR, plus an applicable margin which varies from 1.25% to 2.25% based on our leverage ratio. As of November 2, 2006, the applicable rate was one month LIBOR, which was 5.32% and the applicable margin was 1.25%.  We had $84.0 million outstanding at September 30, 2006 under the revolving credit facility.

As of September 30, 2006, we had $468.2 million outstanding under our seven-year term loan that was subject to a variable interest rate. This facility provides, at our option, for interest at a base rate plus an applicable margin of 0.50% or one, two, three or six month LIBOR, plus an applicable margin of 1.50%.  As of November 2, 2006, the applicable rate was one month LIBOR, which was 5.32%. We have entered into interest rate swap agreements related to the seven-year term loan, which are described below in “Interest Rate Swap Arrangements.”  As of September 30, 2006, after giving effect to these interest rate swap agreements, only $168.2 million of the seven-year term loan remains effectively subject to a variable interest rate.

As of September 30, 2006, we had $190.3 million outstanding under our ABS Facility that was subject to a variable interest rate at one month LIBOR, which was 5.32% as of November 2, 2006, plus 0.74%. We have entered into interest rate swap agreements, which are described below in “Interest Rate Swap Arrangements.”  As of September 30, 2006, after giving effect to these interest rate swap agreements, only $19.0 million of the ABS Facility remains effectively subject to a variable interest rate.

As of September 30, 2006, $100.0 million of our 7 1/4% senior notes are subject to interest rate swap agreements which convert the fixed rate to a variable rate which are described below in “Interest Rate Swap Agreements.”  The variable rate under these interest rate swap agreements is six month LIBOR, in arrears, plus an average applicable margin of 3.21%. As of November 2, 2006, six month LIBOR was 5.35%.

As of September 30, 2006, we had approximately $371.2 million of outstanding indebtedness that was effectively subject to floating interest rates and a 1.0% increase in interest rates would result in an approximate $3.7 million annual increase in our interest expense.  After the effect of the initial public offering of the Partnership and the October 2006 debt refinancing (see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments), as of October 31, 2006, we had approximately $263.9 million of outstanding indebtedness that was effectively subject to floating interest rates and a 1.0% increase in interest rates would result in an approximate $2.6 million annual increase in our interest expense.  These amounts exclude the effect of the forward-starting swap discussed below in “Interest Rate Swap Arrangements.” This forward-starting swap is effective December 1, 2006 and converts an additional notional amount of $125.0 million of our floating rate debt to a fixed rate.

Interest Rate Swap Arrangements

We are a party to interest rate swap agreements which are recorded at fair value in our financial statements.  A change in the underlying interest rates may also result in a change in their recorded value.

As of September 30, 2006, the notional amount of the interest rate swap agreements related to our seven-year term loan was $300.0 million. The fair value of these interest rate swap agreements was an asset of approximately $6.0 million, which was recorded as a derivative asset.  The interest rate swap agreements amortize ratably from June 2007 through March 2010.  The weighted average fixed rate of these interest rate swap agreements is 4.02%.

As of September 30, 2006, the notional amount of the interest rate swap agreements related to our ABS Facility was $171.3 million and the fair value of these interest rate swap agreements was an asset of approximately $1.0 million, which was recorded as a derivative asset.  The interest rate swap agreements amortize ratably through 2019. The average fixed rate of these interest rate swap agreements is 4.94%.

In August 2006, we entered into a forward starting swap agreement related to a notional amount of $125.0 million of our floating rate debt.  The effective date of the swap agreement is December 1, 2006.  The swap agreement terminates in December 2011 and has a fixed rate of 5.28%.  As of September 30, 2006, the fair value of this interest rate swap agreement was a liability of approximately $0.5 million, which was recorded as a derivative liability.

As of September 30, 2006, the notional amount of the interest rate swap agreements related to our 7 1/4% senior notes was $100.0 million.  The fair value of these interest rate swap agreements as of September 30, 2006 was a liability of approximately $3.8 million, which is recorded as a derivative liability.  These interest rate swap agreements terminate in May 2010.

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

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

See note 9 to the unaudited consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1.

ITEM 6.  Exhibits

Exhibit No.	Description

10.1	Amendment Number 1 to Indenture dated July 31, 2006 by and between UCO Compression 2005 LLC, as Issuer, and Wells Fargo Bank, National Association, as Indenture Trustee.

10.2	Amendment Number 1 to Management Agreement dated July 31, 2006 by and between UCO Compression 2005 LLC, as Issuer, and Universal Compression, Inc., as Manager.

31.1	Certification of the Chief Executive Officer of Universal Compression Holdings, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Universal Compression Holdings, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.3	Certification of the Chief Executive Officer of Universal Compression, Inc. pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.

31.4	Certification of the Chief Financial Officer of Universal Compression, Inc. pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.

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

UNIVERSAL COMPRESSION HOLDINGS, INC.

Date: November 8, 2006	By:	/s/ J. MICHAEL ANDERSON
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
Kenneth R. Bickett
Vice President, Accounting and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment Number 1 to Indenture dated July 31, 2006 by and between UCO Compression 2005 LLC, as Issuer, and Wells Fargo Bank, National Association, as Indenture Trustee.

10.2	Amendment Number 1 to Management Agreement dated July 31, 2006 by and between UCO Compression 2005 LLC, as Issuer, and Universal Compression, Inc., as Manager.

31.1	Certification of the Chief Executive Officer of Universal Compression Holdings, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Universal Compression Holdings, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.3	Certification of the Chief Executive Officer of Universal Compression, Inc. pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.

31.4	Certification of the Chief Financial Officer of Universal Compression, Inc. pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.

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