Form 10-K
period 2006-12-31
UNIVERSAL COMPRESSION HOLDINGS INC; UNIVERSAL COMPRESSION INC
filed 2007-03-01
CIK 1057234, 1057233

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file nos.:	001-15843
333-48279

Universal Compression Holdings, Inc.
Universal Compression, Inc.

(Exact name of Registrants as Specified in Their Charters)

Delaware	13-3989167
Texas	74-1282680
(States or Other Jurisdictions of Incorporation or Organization)	(I.R.S. Employer Identification Nos.)

4444 Brittmoore Road, Houston, Texas	77041-8004
(Address of Principal Executive Offices)	(Zip Code)

(713) 335-7000

(Registrants’ telephone number, including area code)

Securities of Universal Compression Holdings, Inc. Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange, Inc

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

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).

Yes ☒  No ☐  (Universal Compression Holdings, Inc.)

Yes ☐  No ☒  (Universal Compression, Inc.)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Securities Exchange Act.

Yes ☐  No ☒  (Universal Compression Holdings, Inc.)

Yes ☐  No ☒  (Universal Compression, Inc.)

Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐  (Universal Compression Holdings, Inc.)

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒  (Universal Compression, Inc.)

Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the Common Stock of Universal Compression Holdings, Inc. held by non-affiliates as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1.9 billion. For purposes of the above statements only, all directors, executive officers and 10% stockholders are assumed to be affiliates. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

The number of shares of the Common Stock of Universal Compression Holdings, Inc. outstanding as of February 23, 2007: 30,133,882 shares. All 4,910 outstanding shares of common stock of Universal Compression, Inc., par value $10.00 per share, are owned by Universal Compression Holdings, Inc.

Documents Incorporated by Reference

Portions of Universal Compression Holdings, Inc.’s Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III, as indicated herein.

The Index to Exhibits is on page 47.

PART I

The terms “our,” “Company,” “we” and “us” when used in this report refer to Universal Compression Holdings, Inc. (“Holdings”) and Universal Compression, Inc. (“Universal”) and their subsidiaries, except where otherwise indicated.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact contained in this report are forward-looking statements, including, without limitation, statements regarding future financial position, business strategy, proposed acquisitions, budgets, litigation, projected costs and plans and objectives of management for future operations. You can identify many of these statements by looking for words such as “believes,” “expects,” “will,” “intends,” “projects,” “anticipates,” “estimates,” “continues” or similar words or the negative thereof.

Such forward-looking statements in this report include, without limitation:

•                  our business growth strategy and projected costs;

•                  our future financial position;

•                  the sufficiency of available cash flows to fund continuing operations;

•                  the expected timing and amount of our capital expenditures;

•                  anticipated cost savings, future revenue, gross margin, EBITDA, as adjusted, and other financial or operational measures related to our business and our primary business segments;

•                  the future value of our equipment;

•                  plans and objectives of our management for our future operations; and

•                  the ability to successfully complete our anticipated merger with Hanover Compressor Company (“Hanover”).

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in Part I, Item 1A (“Risk Factors”) and Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this report and those set forth time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website at www.universalcompression.com and through the SEC’s Electronic Data Gathering and Retrieval System (“EDGAR”) at www.sec.gov.

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

ITEM 1. Business

General

We are the second-largest natural gas compression services company in the world in terms of compressor fleet horsepower, with a fleet as of December 31, 2006 of approximately 7,100 compressor units comprising approximately 2.7 million horsepower. We provide a full range of natural gas compression services and products, including sales, operations, maintenance and fabrication to the natural gas industry, both domestically and internationally. These services and products are essential to the natural gas industry, because gas must be compressed to be delivered from the wellhead to end users.

We operate in four primary business segments: domestic contract compression, international contract compression, fabrication and aftermarket services. Our core business, contract compression, involves providing natural gas compression services to customers utilizing our compression equipment. By outsourcing their compression needs, we believe our contract compression customers generally are able to increase their revenue by producing a higher volume of natural gas through decreased compression downtime and increased compression efficiency. Outsourcing allows our customers to reduce their operating costs, maintenance costs and capital investments and more efficiently meet their changing compression needs.

In addition to contract compression, we provide a broad range of compression services and products to customers who own their compression equipment or use equipment provided by other companies. Our fabrication business involves the design, engineering and assembly of natural gas compressors for sale to third parties or for use in our contract compression fleet. Our ability to fabricate compressors ranging in size from under 100 horsepower to over 5,000 horsepower enables us to provide compressors that are used in all facets of natural gas production, transmission, storage and distribution. Our aftermarket services business sells parts and components, and provides maintenance and operations services to customers who own their compression equipment or use equipment provided by other companies. Our ability to provide a full range of compression services and products broadens our customer relationships and helps us identify potential new customers and cross-selling opportunities with existing customers. As the compression needs of our customers increase due to the growing demand for natural gas throughout the world, we believe our geographic scope and broad range of compression services and products will enable us to participate in that growth.

We maintain 18 field service locations throughout the United States at which we service and overhaul compression equipment.  These locations provide a base from which we deploy operating personnel to service and overhaul our compression equipment and the equipment of customers who either own their own compression equipment or use equipment provided by other companies.  We operate internationally in Argentina, Australia, Bolivia, Brazil, Canada, China, Indonesia, Mexico, Nigeria, Peru, Russia, Singapore, Switzerland, Thailand and Venezuela. Financial information about our business segments and the geographic locations in which we operate is provided in Note 13 to our consolidated financial statements included in Part II, Item 8 (“Financial Statements and Supplementary Data”) of this report. Our principal corporate office is located at 4444 Brittmoore Road, Houston, Texas 77041.

Holdings is a Delaware corporation and a holding company that conducts operations through our wholly-owned subsidiary, Universal, a Texas corporation incorporated in 1954. Holdings was formed on December 12, 1997 for the purpose of acquiring Universal’s predecessor, Tidewater Compression Service, Inc. (“TCS”) from Tidewater, Inc. Upon completion of the acquisition in February 1998, TCS became our wholly-owned subsidiary and changed its name to Universal Compression, Inc. Through this subsidiary, our gas compression service operations date back to 1954. Holdings completed an initial public offering of shares of common stock in June 2000.  Primarily during the two year period following Holdings’ initial public offering, we completed several acquisitions that contributed significantly to our growth. Our most significant completed acquisition, through merger, was that of Weatherford Global Compression Services, L.P. and certain related entities, which were subsidiaries of Weatherford International Ltd., in 2001. This acquisition added approximately 950,000 horsepower to our fleet, more than doubling our size at that time.

In October 2006, a subsidiary of Holdings, Universal Compression Partners, L.P. (along with its subsidiaries, the “Partnership”), completed an initial public offering of 6,325,000 common units at a price of $21.00 per unit, representing a 49% limited partner interest in the Partnership. Holdings owns the remaining equity interests in the Partnership.

The Partnership was formed to provide natural gas contract compression services to customers throughout the United States. A subsidiary of Holdings is the general partner of the Partnership, and Holdings consolidates the financial position and results of operations of the Partnership.

In connection with the offering, Holdings contributed to the Partnership contract compression services contracts with nine customers and a fleet of compressor units to service those customers, comprising approximately 330,000 horsepower, or approximately 17% (by available horsepower) of the Company’s domestic contract compression business at the time of the offering.

Additional information concerning the Partnership is contained in Note 1 to our consolidated financial statements included in Part II, Item 8 (“Financial Statements and Supplementary Data”) of this report and in the Partnership’s current and periodic filings with the SEC.  See “– Available Information”.

In December 2005, Holdings’ board of directors approved a change to our fiscal year end from March 31 to December 31, effective in 2005, which resulted in us preparing a transition report for the nine-month period ended December 31, 2005.  Our fiscal year ended December 31, 2006 represents a twelve-month period.

Recent Developments

In February 2007, we and Hanover Compressor Company entered into a merger agreement. Upon consummation of the transactions set forth in the merger agreement, each common share of Hanover will be converted into 0.325 shares of common stock of a newly created holding company, and each common share of Holdings will be converted into one share of the holding company. Hanover will be treated as the acquirer for accounting purposes.

The merger agreement has been unanimously approved by both companies’ boards of directors. Completion of the merger is subject to a number of conditions, including the approval of the stockholders of both companies and customary regulatory approvals, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

Closing of the transaction is currently anticipated in the third quarter of 2007. We believe that our expectation as to timing for the closing of the merger is reasonable, however, no assurances can be given as to the timing of the satisfaction of all closing conditions or that all required approvals will be received.

The merger agreement requires us and Hanover to continue to operate our businesses in the ordinary course of business and to obtain the other party’s consent prior to engaging in certain specified activities, such as issuing or repurchasing securities, acquiring or disposing of businesses above specified thresholds, entering into new debt above specified thresholds and issuing new common stock (other than under employee compensation arrangements).  These agreements are subject to specified exceptions, including those (1) permitting us to repurchase up to an additional $75 million of our common stock in accordance with our previously announced open-market stock repurchase program, (2) permitting the Partnership to make cash distributions in accordance with its partnership agreement, (3) permitting us to make contributions of our domestic compression assets to the Partnership and (4) permitting us to redeem our 7 1/4% senior notes due 2010.

Further information concerning the structure and details of the proposed merger is set forth in our Current Report on Form 8-K dated February 5, 2007, which includes as exhibits the merger agreement and a joint press release from us and Hanover announcing the execution of the merger agreement.

Natural Gas Compression Industry Overview

Natural gas compression is a mechanical process whereby a volume of natural gas at an existing pressure is increased to a desired higher pressure for transportation from one point to another, and is essential to the transportation and production of natural gas. Compression is typically required several times during the natural gas production and transportation cycle, including: (1) at the wellhead; (2) throughout gathering and distribution systems; (3) into and out of processing and storage facilities; and (4) along intrastate and interstate pipelines.

•                  Wellhead and Gathering Systems - Compression at the wellhead is required because, at some point during the life of an oil or gas well, natural reservoir pressure typically declines as reserves are produced. As the natural reservoir pressure of the well declines below the line pressure of the gas gathering or pipeline system used to transport the gas to market, gas no longer naturally flows into the pipeline. Compression equipment is applied in both field and gathering systems to boost the well’s pressure levels allowing gas to be transported to market.  The continually dropping pressure levels in natural gas fields require periodic modification and variation of on-site compression equipment.  Natural gas compression that is used to transport gas from the wellhead through the gathering system is considered “field compression.”  Compression is also used to reinject natural gas into producing oil wells to maintain reservoir pressure and help lift liquids to the surface, known as secondary oil recovery or gas lift operations. Typically, these applications require portable, low- to mid-range horsepower compression equipment located at or near the wellhead.  Compression equipment is also used to increase the efficiency of a low capacity gas field by providing a central compression point from which the gas can be produced and injected into a pipeline for transmission to facilities for further processing. In an effort to reduce costs for wellhead operators, operators of gathering systems tend to keep the pressure of the gathering systems low. As a result, more pressure is often needed to force the gas from the low pressure gathering systems into the higher pressure pipelines.

•                  Pipeline Transportation Systems - Natural gas compression that is used during the transportation of gas from the gathering systems to storage or the end user is considered “pipeline compression.” Compression equipment is also used to increase the efficiency of a low capacity gas field by providing a central compression point from which the gas can be produced and injected into a pipeline for transmission to facilities for further processing. As gas is transported through a pipeline, compressor units are applied all along the pipeline to allow the natural gas to continue to flow through the pipeline to its destination. These applications generally require larger horsepower compression equipment (1,000 horsepower and higher).

•                  Storage Facilities - Natural gas compression is used in gas storage projects to inject gas into underground reservoirs during off-peak seasons to withdraw later during periods of high demand.

•                  Processing Applications - Compressors may also be used in combination with oil and gas production equipment to process and refine oil and gas into more marketable energy sources. In addition, compression services are used for compressing feedstocks in refineries and petrochemical plants, and for refrigeration applications in natural gas processing plants.

Gas producers, transporters and processors historically owned and maintained most of the compression equipment used in their operations. Many producers, transporters and processors have increasingly outsourced their compression services due to the benefits and flexibility of contract compression. Changing well and pipeline pressures and conditions over the life of a well often require producers to reconfigure or replace their compressor units to optimize the well production or gathering system efficiency.

We believe outsourcing contract compression services offers customers:

•                  the ability to efficiently meet their changing compression needs over time while limiting their capital investments in compression equipment and the underutilization of their existing compression equipment;

•                  access to the compression services provider’s specialized personnel and technical skills, including engineers and field service and maintenance employees, which generally leads to improved production rates and/or increased throughput;

•                  the ability to increase their revenue by transporting or producing a higher volume of natural gas through decreased compression downtime and reduced operating, maintenance and equipment costs by allowing the compression service provider to efficiently manage their changing compression needs; and

•                  the flexibility to deploy their capital on projects more directly related to their primary business by reducing their compression equipment and maintenance capital requirements.

The international compression market is comprised primarily of large horsepower compressors. A significant portion of this market involves comprehensive installation projects, which include the design, fabrication, delivery, installation, operation and maintenance of compressors and related gas treatment and processing equipment by the contract compression service provider.

Key Operating and Financial Statistics

The following table illustrates our key operating and financial statistics during the periods as indicated:

	Twelve Months Ended December 31,	Nine Months Ended December 31,	Twelve Months Ended March 31,
	2006	2005	2005
	(In thousands, except percentages)
Domestic horsepower (end of period)	2,069	1,965	1,925
International horsepower (end of period)	607	584	544
Total horsepower (end of period)	2,676	2,549	2,469
Average horsepower utilization rate	90.6%	91.1%	88.8%
Revenue	$947,707	$613,647	$763,070
Percentage of revenue from:
Domestic contract compression	42.0%	40.5%	38.8%
International contract compression	15.0%	15.5%	13.4%
Fabrication	22.8%	23.4%	28.0%
Aftermarket services	20.2%	20.6%	19.8%
Net income - Holdings	$87,656	$55,369	$33,610
EBITDA, as adjusted (1)	$311,817	$205,850	$232,543

(1)                                  EBITDA, as adjusted, is defined, reconciled to net income and discussed within Part II, Item 6 (“Selected Financial Data – Non-GAAP Financial Measures”) of this report.

Financial information relating to the identifiable assets for each business segment is provided in Note 13 to our consolidated financial statements included in Part II, Item 8 (“Financial Statements and Supplementary Data”) of this report.

Operations

Contract Compression Fleet

As of December 31, 2006, our fleet consisted of 7,112 compressors, as reflected in the following table:

	Total Horsepower As of		% of Horsepower As of		Number of Units As of
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
Horsepower Range	2006	2005	2006	2005	2006	2005
0-99	166,087	167,982	6.2%	6.6%	2,188	2,221
100-299	435,449	436,510	16.3	17.1	2,478	2,486
300-599	355,217	364,132	13.3	14.3	929	951
600-999	437,877	431,329	16.4	16.9	603	592
1,000 and over	1,281,446	1,149,324	47.8	45.1	914	818
Total	2,676,076	2,549,277	100%	100%	7,112	7,068

Over the last several years, we have undertaken to standardize our compressor fleet around major components and key suppliers. The standardization of our fleet:

•                  enables us to minimize our fleet operating costs and maintenance capital requirements;

•                  enables us to minimize inventory costs;

•                  facilitates low-cost compressor resizing; and

•                  allows us to develop improved technical proficiency in our maintenance and overhaul operations, which enables us to achieve high run-time rates while maintaining low operating costs.

Contract Compression

We provide comprehensive contract compression services, which includes our provision at the customer’s location of our personnel, equipment, tools, materials and supplies necessary to provide the amount of gas compression for which the customer has contracted.  Based on the operating specifications at the customer’s location and the customer’s unique compression needs, these services include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining equipment to provide compression to our customers.  When providing contract compression services, we work closely with a customer’s field service personnel so that the compression services can be adjusted to efficiently match changing characteristics of the reservoir and the gas produced. We routinely repackage or reconfigure a portion of our existing fleet to adapt to our customers’ compression services needs.  We utilize both slow and high speed reciprocating compressors driven either by internal combustion engines or electric motors. We also utilize rotary screw compressors for specialized applications.

Our compression equipment is maintained in accordance with daily, weekly, monthly and annual maintenance schedules. These maintenance procedures are updated as technology changes and as our operations group develops new techniques and procedures. In addition, because our field technicians provide maintenance on substantially all of our contract compression equipment, they are familiar with the condition of our equipment and can readily identify potential problems. In our experience, these procedures maximize equipment life and unit availability and minimize avoidable downtime. Generally, each of our compressor units undergoes a major overhaul once every three to nine years, depending on the type and size of the compressor unit. A major overhaul involves the rebuilding of the unit to materially extend its economic useful life or to enhance the unit’s ability to fulfill broader or different contract compression applications.

We believe that our fabrication and aftermarket services businesses, described below, provide us with opportunities to cross-sell our contract compression services.

We and our customers typically contract for our services on an application specific, or site-by-site, basis. We have standard contract compression contracts and fixed monthly rates. These rates and contracts may be modified through negotiations.  At the end of the initial term, which is typically six months, contract compression services can continue on a month-to-month basis at the option of the customer. Our contracts generally run for an average duration of three years.  Our customers generally are required to pay our monthly fee even during periods of limited or disrupted natural gas flows, which enhances the stability and predictability of our cash flows. Additionally, because we do not take title to the natural gas we compress, and because the natural gas we use as fuel for our compressors is supplied by our customers, we have limited exposure to commodity prices.

Domestic Contract Compression Operations.  As of December 31, 2006, we operated a domestic fleet of 6,384 compressors comprising approximately 2.1 million horsepower.  For the twelve months ended December 31, 2006, 42.0% of our total revenue was generated from domestic contract compression operations.

We maintain 18 field service locations in the natural gas producing regions of the United States from which we can service and overhaul our own compressor fleet to provide contract compression services to our customers.  At certain of these locations, we also provide aftermarket services to our customers, as described in more detail below.

International Contract Compression Operations.  As of December 31, 2006, we operated 728 units comprising approximately 607,000 horsepower in international markets.  We operate internationally in Argentina, Australia, Bolivia, Brazil, Canada, China, Indonesia, Mexico, Nigeria, Peru, Russia, Switzerland, Thailand and Venezuela.  We intend to continue to expand our presence in these markets and pursue opportunities in other strategic international areas. For the twelve months ended December 31, 2006, 15.0% of our total revenue was generated from international contract compression operations.

International contract compression service projects usually generate higher gross margin percentages than domestic projects. Our international operations are focused on large horsepower compressor markets and frequently involve longer-term and more comprehensive service projects than our domestic projects.  International projects often require us to provide complete engineering, design and installation services and more investment in facilities and installation, and may involve larger amounts of horsepower, including larger horsepower equipment, more units, or both, at individual sites.  International service agreements can and frequently do differ significantly from domestic service agreements, as individual contracts are negotiated for each project which may include multiple compression units.

Financial information by geographic area for the twelve months ended December 31, 2006, nine months ended December 31, 2005 and twelve months ended March 31, 2005 is provided in Note 13 to our consolidated financial statements, included in Part II, Item 8 (“Financial Statements and Supplementary Data”) of this report.

Fabrication

As a complement to our contract compression service operations, we design, engineer, fabricate and sell natural gas compressors to engineering and construction firms, exploration and production companies, as well as pipeline and gas transmission companies, both domestically and internationally. We also fabricate compressor units for our own fleet. Our primary fabrication facilities are located in Houston, Texas, Calgary, Alberta, Canada and, as of January 2007, in Singapore as a result of our acquisition of B.T.I. Holdings Pte Ltd, as more fully described in Note 15 to our consolidated financial statements included in Part II, Item 8 (“Financial Statements and Supplementary Data”) of this report.

Generally, compressors sold to third parties are assembled according to each customer’s specifications. We purchase components for these compressors from third party suppliers, for many of which we are original equipment manufacturer representatives, including several major engine, compressor and electric motor manufacturers in the industry. We also sell prepackaged compressor units. For the twelve months ended December 31, 2006, 22.8% of our total revenue was generated from fabrication operations.

We do not incur material research and development expenditures, as these activities are not a significant aspect of our industry. Any research and development costs are expensed as incurred.

Aftermarket Services

Our aftermarket services business sells parts and components and provides operation, maintenance, overhaul and reconfiguration services  to customers who own compression equipment or use equipment provided by other companies.

We sell parts to our aftermarket services customers either on an over-the-counter basis through 18 service locations in the United States and five in Canada, on an individual call-in basis, on a bid basis for larger orders or as part of our provision of compressor maintenance services. Our maintenance services are available, onshore and offshore, on an individual call-in basis, on a contract basis (which may cover a particular unit, a particular compression project or all of the customer’s compression projects) or as part of our comprehensive operation and maintenance service.  Outside North America, these services are also available through 12 operating locations around the world.  For the twelve months ended December 31, 2006, 20.2% of our total revenue was generated from aftermarket services operations.

Business Strategy

Our business strategy is to meet the evolving needs of our customers by providing consistent and dependable services and products, and to take advantage of our size and broad geographic scope to expand our customer base. The key elements of our business strategy are described below:

•                  Provide a wide range of quality compression services and products. We plan to continue to leverage our field compression capabilities to provide services and products to customers in all segments of the natural gas compression market, including field and pipeline compression.

•                  Utilize the Partnership as our primary vehicle for the growth of our domestic contract compression business. We intend for the Partnership to be the primary growth vehicle for our domestic contract compression business.  As the Partnership has a lower cost of capital due to its partnership structure, we intend to offer the Partnership the opportunity to purchase the remainder of our domestic contract compression fleet over time.  We believe that the Partnership’s lower cost of capital provides us a competitive advantage.

•                  Seek opportunities in select international markets. We plan to continue to expand our existing international operations and offer our services in other key markets. We believe that our experience in international markets and our reputation for providing reliable contract compression services and fabricating high quality compressors provides us with a solid foundation from which to further expand our business internationally.

•                  Seek opportunities for preferred relationships. We intend to continue to enter into strategic alliances, preferred vendor and similar long-term relationships to provide our full range of services and products to our customers.  Such alliances typically give us preferential consideration from our alliance customers when they look to satisfy contract compression needs.  In exchange, we provide these customers with enhanced service availability and  favorable pricing.

•                  Expand and leverage our fabrication and aftermarket services business. We have significant fabrication and aftermarket services operations, and we intend to expand these segments of our business. In addition to providing additional sources of revenue, these segments also provide us with an opportunity to cross-sell our contract compression services. This cross-selling potential stems from the natural evolution we typically experience as we enter new regions. Specifically, our fabrication sales frequently result in later aftermarket service work in the form of parts sales and post-warranty services.  Relationships formed through the provision of fabrication sales and aftermarket services may then lead to long-term contract compression service relationships.

•                  Maintain financial flexibility. We intend to maintain financial flexibility to be able to take advantage of opportunities as we identify them. Historically, during periods of growth, we have utilized our cash flow from operations as well as borrowings under available debt facilities to fund capital expenditures and acquisitions. This spending has allowed us to significantly grow our business and the amount of cash we generate while maintaining our debt at levels we believe are appropriate for our stable business. We believe our financial flexibility positions us to take advantage of future growth opportunities without incurring debt beyond appropriate levels.

•                  Expand beyond field compression. In addition to our field compression services, we continue to expand our large horsepower compression capabilities in pipeline, processing, storage and offshore markets.

Competitive Strengths

We believe that we have the following key competitive strengths:

•                  Comprehensive range of services and products. We provide a wide range of compression services and products to meet the changing compression needs of our customers in the diverse geographic markets that we serve, whether these customers outsource compression services or operate their own compression equipment. For those customers who outsource, we believe our contract compression services generally allow our customers to achieve higher compression and production rates than they would achieve with owned equipment, resulting in increased revenue for our customers. In addition, outsourcing allows our customers flexibility with regard to their changing compression needs while limiting their capital requirements. We continually expand, upgrade and reconfigure our contract compression fleet and provide our operations and maintenance personnel with extensive training. We are able to fabricate compression units ranging in size from under 100 horsepower to over 5,000 horsepower that meet the varying needs of our customers. Additionally, we sell parts and components and provide maintenance and operations services to customers who own their compression equipment or have agreements with other companies. This broad range of compression services and products allows us to expand our customer base and gives us the opportunity to cross-sell our services and products.

•                  Size and geographic scope. We operate in the primary onshore and offshore natural gas producing regions of the United States and select international markets. As the second largest provider of natural gas compression services, we believe we have sufficient fleet size, personnel, logistical capabilities, geographic scope, fabrication capabilities and range of compression service and product offerings to meet the full service needs of our customers in the domestic and international markets we serve on a timely and cost-effective basis. We believe our size, geographic scope and broad customer base reduce our volatility and provide us with improved fleet utilization opportunities. By increasing our fleet utilization, we are able to improve our operating leverage and increase returns. As a result, due to economies of scale, we believe we have relatively lower operating costs and higher margins than most companies with smaller fleets.

•                  Experienced management team. Our management team has extensive experience in the compression services business. We believe our management team has successfully demonstrated its ability to maintain our quality standards and commitment to customer service. Our management team has a substantial financial interest in our continued success through direct stock ownership and participation in our incentive stock option and bonus programs which are linked to our performance.

•                  Ability to leverage the Partnership.  We believe that the Partnership provides us a lower cost of capital through which we can pursue additional domestic contract compression business.  Through the Partnership, we will attempt to increase the amount of domestic compression that is outsourced.

Oil and Gas Industry Cyclicality and Volatility

Our financial performance is generally less affected by the short-term market cycles and oil and gas price volatility than the financial performance of companies operating in other sectors of the oilfield services industry because:

•                  our operations are tied primarily to natural gas production and consumption, which are generally less cyclical in nature than exploration activities;

•                  compression is necessary for gas to be delivered from the wellhead to end users; and

•                  outsourcing of compression is often economically advantageous for natural gas production, gathering and transportation companies.

Adding to this stability is the fact that we have a broad customer base, we operate in diverse geographic regions and while compressors often must be specifically engineered or reconfigured to meet the unique demands of our customers, the fundamental technology of compression equipment has not experienced significant technological change.

Seasonal Fluctuations

Our results of operations have not historically reflected any material seasonal tendencies, nor do we currently believe that seasonal fluctuations will have a material impact in the foreseeable future.

Customers

Our current customer base consists of over 1,000 domestic and international companies engaged in all aspects of the oil and gas industry, including domestic and international oil and gas companies, international state-owned oil and gas companies and natural gas producers, processors, gatherers and pipelines. We have entered into strategic alliances with some of our customers. These alliances are essentially preferred vendor arrangements and give us preferential consideration for the compression needs of these customers. In exchange, we provide these customers with enhanced product availability, product support and favorable pricing.

In the twelve months ended December 31, 2006, no one customer accounted for more than 10% of our total revenue.

Suppliers

Our principal suppliers include Caterpillar and Waukesha for engines, Air Xchangers for coolers and Ariel for compressors. We also purchase Cooper parts and compressors in Canada for resale to customers.  Although we rely primarily on these suppliers, we believe alternative sources are generally available but at prices that may not be as economically advantageous to us as our existing suppliers. We have not experienced any material supply problems to date, and we believe our relations with our suppliers are good.

Backlog

As of December 31, 2006, we had a compressor unit fabrication backlog for sale to third parties of approximately $289.3 million, compared to $144.5 million as of December 31, 2005. As of February 22, 2007, our backlog was $300.0 million. A majority of the backlog is expected to be completed within a 270-day period.

Insurance

The natural gas service operations business can be hazardous, involving unforeseen circumstances such as uncontrollable flows of gas or well fluids and fires or explosions.  As is customary in the natural gas service operations industry, we review our safety equipment and procedures and carry insurance against some, but not all, risks of our business. Our insurance coverage includes worldwide property damage, general and commercial automobile liability and other coverage we feel is appropriate. We have elected to fully self-insure our offshore assets.  We believe that these insurance coverages are customary for the industry and adequate for our business, however, losses and liabilities not covered by insurance would increase our costs.

Competition

The natural gas contract compression, fabrication and aftermarket services businesses are highly competitive. We face competition from large national and multinational companies with greater financial resources and, on a regional basis, from numerous smaller companies.

Our main competitors in the contract compression business, based on horsepower, are Hanover, J-W Operating Company, Compressor Systems, Inc., USA Compression, Natural Gas Services Group, Inc., CDM Compression, Tetra Technologies, Inc., Enerflex Systems, Ltd. and Valerus Compression Services, LLC.  In our fabrication activities, we currently compete primarily with Hanover, Enerflex Systems, Ltd., Toromont Industries Ltd. and Collicut Energy Services Ltd.  Our aftermarket services business faces competition from manufacturers (including Cooper Energy Services and Dresser-Rand), from distributors of Caterpillar and Waukesha engines, from a number of smaller companies and from Hanover, Enerflex Systems, Ltd., Toromont Industries Ltd. and Collicut Energy Services Ltd.

We believe that we compete effectively on the basis of price and customer service, including the availability of our personnel in remote locations, technical expertise, flexibility in meeting customer needs and quality and reliability of our compressors and related services.

Environmental and Other Regulations

We are subject to stringent and complex foreign, federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of human health and the environment. Compliance with these laws and regulations may affect the costs of our operations. Moreover, failure to comply with these environmental laws and regulations may result in the assessment of administrative, civil, and criminal penalties, imposition of remedial obligations, and the issuance of injunctions delaying or prohibiting operations. We believe that our operations are in substantial compliance with applicable environmental requirements. As part of the regular evaluation of our operations, we update the environmental condition of our existing and acquired properties as necessary. We further believe that the phasing in of more stringent emission controls and other known regulatory requirements at the rate currently contemplated by environmental laws and regulations will not have a material adverse effect on our business, financial condition or results of operations.

Primary federal environmental laws that our operations are subject to include the Clean Air Act and regulations thereunder, which regulate air emissions; the Clean Water Act and regulations thereunder, which regulate the discharge of pollutants in industrial wastewater and storm water runoff; and the Resource Conservation and Recovery Act (“RCRA”) and regulations thereunder, which regulate the management and disposal of solid and hazardous waste. In addition, we are also subject to regulation under the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and regulations thereunder, known more commonly as “Superfund,” which regulates the release of hazardous substances in the environment. We are also subject to regulation under the Occupational Safety and Heath Act (“OSHA”) and regulations thereunder, which regulate the protection of the health and safety of workers.  Analogous state laws and regulations may also apply.

The Clean Air Act and related regulations establish limits on the levels of various substances which may be emitted into the atmosphere during the operation of our fleet of natural gas compressors. These substances are regulated in permits, which are applied for and obtained through the various regulatory agencies, either state or federal depending on the level of emissions. While our standard contract typically provides that the customer will assume the permitting responsibilities and environmental risks related to site operations, we have in some cases obtained air permits as the owner and operator of the compressors. Under most of our contract compression service agreements, our customers must indemnify us for certain losses or liabilities we may suffer as a result of the failure to comply with applicable environmental laws, including permit conditions. Increased obligations of operators to reduce air emissions of nitrogen oxides and other pollutants from internal combustion engines in transmission service are anticipated. Any new regulations requiring the installation of more sophisticated emission control compression equipment potentially could have a material adverse impact. However, we believe that in most cases, these obligations would be allocated to our clients under our contracts. In any event, we expect that such requirements would not have any more significant effect on our operations or financial condition than on any similarly situated company providing contract compression services.

The Clean Water Act and related regulations prohibit the discharge of industrial wastewater without a permit and establish limits on the levels of pollutants contained in these discharges. In addition, the Clean Water Act regulates storm water discharges associated with industrial activities depending on a facility’s primary standard industrial classification. Many of our facilities have applied for and obtained industrial wastewater discharge permits as well as sought coverage under local wastewater ordinances. In addition, many of our facilities have filed notices of intent for coverage under statewide storm water general permits and developed and implemented storm water pollution prevention plans, as required.

The RCRA and related regulations regulate the management and disposal of solid and hazardous waste. These laws and regulations govern the generation, storage, treatment, transfer and disposal of wastes that we generate. These wastes include, but are not limited to, used oil, antifreeze, filters, sludge, paint, solvents, and sandblast materials. The Environmental Protection Agency and various state agencies have limited the approved methods of disposal for these types of wastes.

Under CERCLA and comparable state laws and regulations, strict and joint and several liability can be imposed without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include the owner and operator of a contaminated site where a hazardous substance release occurred and any company that transported, disposed of, or arranged for the transport or disposal of hazardous substances released at the site. Under CERCLA, such persons may be liable for the costs of remediating the hazardous substances that have been released into the environment and for damages to natural resources. In addition, where contamination may be present it is not uncommon for the neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs.

We currently own or lease, and have in the past owned or leased, a number of properties that have been used, some for many years and some by third parties over whom we have no control, in support of natural gas compression services or other industrial operations. We may be subject to remediation costs and liability under CERCLA, RCRA or other environmental laws for hazardous waste, asbestos or any other toxic or hazardous substance that may exist on or under any of our owned or leased properties, including waste disposed or groundwater contaminated by prior owners or operators. We have performed in the past, are currently performing, and may perform in the future certain remediation activities governed by environmental laws. The cost of this remediation has not been material to date and we currently do not expect it to be material in the future. Former owners and operators are currently undertaking groundwater monitoring activities at certain of our facilities.  Certain of our acquired properties may also warrant groundwater monitoring and other remedial activities in the future. We believe that former owners and operators of many of these properties may be wholly or partly responsible under environmental laws and contractual agreements to pay for or perform remediation, or to indemnify us for our remedial costs. These other entities may fail to fulfill their legal or contractual obligations, which could result in the imposition of response obligations and material costs on us.

We are subject to the requirements of OSHA and comparable state statutes.  These laws and the implementing regulations strictly govern the protection of the health and safety of employees.  In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA and similar state statutes require that we organize and/or disclose information about hazardous materials used or produced in our operations.

Stricter standards in environmental or safety legislation or regulations that may affect us may be imposed in the future, such as proposals to make hazardous wastes subject to more stringent and costly handling, disposal and remediation requirements. Accordingly, new environmental laws or regulations or amendments to existing environmental laws or regulations (including, but not limited to, regulations concerning ambient air quality standards, wastewater and storm water discharges, and global climate changes) could require us to undertake significant capital expenditures and could otherwise have a material adverse effect on our business, results of operations and financial condition.

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

Employees and Labor Relations

As of December 31, 2006, we had approximately 3,095 employees worldwide. We believe our relationship with our employees is good. Approximately 190 of our employees in Argentina, 140 of our employees in Canada and 180 of our employees in Brazil are covered by collective bargaining agreements.

Available Information

Our website address is www.universalcompression.com.  Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available on our website, without charge, as soon as reasonably practicable after they are filed electronically with the SEC. Information contained on our website is not incorporated by reference in this report or any of our other securities filings.  Paper copies of our filings are also available, without charge, from Universal Compression Holdings, Inc., 4444 Brittmoore Road, Houston, Texas 77041, Attention: Investor Relations.  Alternatively, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  The SEC’s website address is www.sec.gov.

Additionally, we make available free of charge on our website:

•      our Code of Business Conduct and Ethics;

•      our Corporate Governance Guidelines; and

•      the charters of our audit, compensation, and nominating and corporate governance committees.

ITEM 1A. Risk Factors

As described in “Part I. Disclosure Regarding Forward-Looking Statements,” this report contains forward-looking statements regarding us, our business and our industry. The risk factors described below, among others, could cause our actual results to differ materially from the expectations reflected in the forward-looking statements. If any of the following risks actually occur, our business, financial condition and operating results could be negatively impacted.

We depend on strong demand for natural gas, and a prolonged, substantial reduction in this demand would adversely affect the demand for our services and products.

Natural gas contract compression operations are significantly dependent upon the demand for natural gas. Demand may be affected by, among other factors, natural gas prices, weather, demand for energy and availability of alternative energy sources. Any prolonged, substantial reduction in the demand for natural gas would, in all likelihood, depress the level of production, exploration and development activity and result in a decline in the demand for our contract compression services and products. Similarly, a decrease in capital spending by our customers could result in reduced demand for our fabrication and aftermarket services businesses.  The reduced demand for our services as described above could adversely affect our business, financial condition and operating results.

Our international operations subject us to risks that are difficult to predict.

For the twelve months ended December 31, 2006, we derived 31.6% of our revenues from international operations. We intend to continue to expand our business in our international markets. This may make it more difficult for us to manage our business. Reasons for this include, but are not limited to, the following:

•                  political and economic instability in foreign markets that could include risks of nationalization of energy related assets, changed fiscal regime or reduced business;

•                  foreign governments’ restrictive trade policies;

•                  inconsistent product regulation or sudden policy changes by foreign agencies or governments;

•                  the burden of complying with multiple and potentially conflicting laws;

•                  the imposition of duties, taxes or government royalties;

•                  foreign exchange rate risks;

•                  difficulty in collecting international accounts receivable;

•                  potentially longer payment cycles;

•                  increased costs in maintaining international manufacturing and marketing efforts;

•                  the introduction of non-tariff barriers and higher duty rates;

•                  difficulties in enforcement of contractual obligations;

•                  restrictions on repatriation of earnings or expropriation of property; and

•                  the geographic, time zone, language and cultural differences among personnel in different areas of the world.

Any of these factors may cause us to experience economic loss or negatively impact our earnings or net assets.

We face significant competition that may cause us to lose market share and harm our financial performance.

The domestic compression business is highly competitive and there are low barriers to entry for individual projects. In addition, some of our competitors are large national and multinational companies that provide contract compression, aftermarket services and support and fabrication services to third parties, and some of these competitors have greater financial and other resources than we do. Our ability to renew or replace existing contracts with our customers at rates sufficient to maintain current revenue and cash flows could be adversely affected by the activities of our competitors and our customers. If our competitors substantially increase the resources they devote to the development and marketing of competitive services or substantially decrease the price at which they offer their services, we may not be able to compete effectively. Some of these competitors may expand or construct newer or more powerful compression systems that would create additional competition for the services we provide to our customers. In addition, our customers that are significant producers of natural gas may purchase their own compression systems in lieu of using our contract compression services. All of these competitive pressures could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We depend on particular suppliers and are vulnerable to product shortages and price increases.

As a consequence of having a highly standardized contract compression fleet, some of the components used in our products are obtained from a single source or a limited group of suppliers. Our reliance on these suppliers involves several risks, including price increases, inferior component quality and a potential inability to obtain an adequate supply of required components in a timely manner. The partial or complete loss of certain of these sources could have a negative impact on our results of operations and could damage our customer relationships. Further, a significant increase in the price of one or more of these components could have a negative impact on our results of operations.

We do not insure against all potential losses and could be seriously harmed by unexpected liabilities.

Natural gas service operations are subject to inherent risks such as equipment defects, malfunction and failures, and natural disasters that can result in uncontrollable flows of gas or well fluids, fires and explosions. These risks could expose us to substantial liability for personal injury, death, property damage, pollution and other environmental damages. We have obtained insurance against many of these risks, however, our insurance may be inadequate to cover our liabilities. We have elected to fully self-insure our offshore assets.  Further, insurance covering the risks we face or in the amounts we desire may not be available in the future or, if available, the premiums may not be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur liability at a time when we are not able to obtain liability insurance, our business, results of operations and financial condition could be negatively impacted.

A substantial portion of our cash flow must be used to service our debt obligations, and we are vulnerable to interest rate increases.

As of December 31, 2006, we had approximately $830.2 million in outstanding debt obligations consisting primarily of $171.5 million outstanding under our 7 1/4% senior notes, $186.7 million outstanding under our asset-backed securitization facility (the “ABS facility”) and $472.0 million outstanding under our revolving credit facilities. These debt amounts exclude approximately $28.8 million of standby letters of credit issued on our behalf as of December 31, 2006.

As of December 31, 2006, approximately $165.7 million of our outstanding debt was subject to interest at floating rates. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available to make payments of interest and principal on the notes and for capital investment, operations or other purposes.

Our credit facilities impose restrictions on us that may affect our ability to successfully operate our business.

Our credit facilities include certain covenants that, among other things, restrict our ability to:

•                  borrow money;

•                  create liens, other than liens securing our senior secured credit facilities, the ABS facility or in connection with permitted acquisitions;

•                  make investments, other than in any subsidiary or in connection with permitted acquisitions;

•                  declare dividends or make certain distributions;

•                  sell or dispose of property; and

•                  merge into or consolidate with any third party or sell or transfer all or substantially all of our property.

As of December 31, 2006, we were also required by our credit facilities to maintain various financial ratios, including a total leverage ratio of less than or equal to 5 to 1, an interest coverage ratio of greater than or equal to 2.5 to 1 and a senior secured leverage ratio of less than or equal to 5 to 1.  For descriptions of the required ratios see Note 5 to our consolidated financial statements included in Part II, Item 8 (“Financial Statements and Supplementary Data”) of this report.  As of February 23, 2007, we were in compliance with all of these financial covenants. These covenants may restrict our ability to expand or to pursue our business strategies. Our ability to comply with these and other provisions of the credit facilities may be affected by changes in our operating and financial performance, changes in business conditions or results of operations, adverse regulatory developments or other events beyond our control. The breach of any of these covenants could result in a default under our debt, which could cause those obligations to become due and payable. If any of our indebtedness were to be accelerated, we may not be able to repay or refinance it.

Our new enterprise resource planning (“ERP”) system implementation may encounter problems that would negatively impact our business.

We contracted with a third party vendor to assist us with the design and implementation of a new ERP system, which will support substantially all of our operating and financial functions, including our business segment operations, fleet management, billing, estimating, customer management, vendor management, accounting and financial reporting systems. We plan to complete the implementation of this new ERP system in 2007 for our North America operations. A significant implementation problem, if encountered, could negatively impact our business by disrupting our operations. There are inherent limitations in our ability to predict and plan for these risks and estimate the magnitude of their impact. Consequently, it is possible that the occurrence of a significant implementation problem could be material.

We are exposed to exchange rate fluctuations in the foreign markets in which we operate. A decrease in the value of any of these currencies relative to the U.S. dollar could reduce our profits from foreign operations and the value of our foreign net assets.

Our reporting currency is the U.S. dollar. The majority of the Company’s foreign operations have designated the local currency as their functional currency and, as such, gains and losses resulting from financial statement translation of foreign operations are included as a separate component of accumulated other comprehensive loss within stockholders’ equity. Gains and losses from balances that are receivable or payable in currency other than functional currency are included in the consolidated statements of operations. As a result, the U.S. dollar value of our foreign operations has varied, and will continue to vary, with exchange rate fluctuations. In this respect, historically we have been primarily exposed to fluctuations in the exchange rate of the Brazilian real, Mexican peso, Australian dollar and Canadian dollar against the U.S. dollar.

A fluctuation in the value of any of these currencies relative to the U.S. dollar could reduce our profits from foreign operations and the value of the net assets of our foreign operations when reported in U.S. dollars in our financial statements. This could have a negative impact on our business, financial condition or results of operations as reported in U.S. dollars.

In addition, fluctuations in currencies relative to currencies in which the earnings are generated may make it more difficult to perform period-to-period comparisons of our reported results of operations. For purposes of accounting, the assets and liabilities of our foreign operations, where the local currency is the functional currency, are translated using period-end exchange rates, and the revenues and expenses of our foreign operations are translated using average exchange rates during each period.

We attempt to match costs and revenues in local currencies, however, we anticipate that there may be instances in which costs and revenues will not be matched with respect to currency denomination. As a result, to the extent we continue our expansion on a global basis, we expect that increasing portions of our revenues, costs, assets and liabilities will be subject to fluctuations in foreign currency valuations. We may experience economic loss and a negative impact on earnings or net assets solely as a result of foreign currency exchange rate fluctuations. Further, the markets in which we operate could restrict the removal or conversion of the local or foreign currency, resulting in our inability to hedge against these risks.

Our ability to manage our business effectively will be weakened if we lose key personnel or are unable to hire, train and retain a qualified labor force.

We depend on the continuing efforts of our executive officers and senior management. The departure of any of our key personnel could have a significant negative effect on our business, operating results, financial condition and on our ability to compete effectively in the marketplace. We do not maintain key man life insurance coverage with respect to our executive officers or key management personnel. We are not aware of the upcoming retirement of any of our executive officers or senior management personnel, other than upon completion of the anticipated merger with Hanover.

Additionally, we believe our ability to hire, train and retain qualified personnel will continue to be more challenging and important as we continue to grow and if energy industry market conditions continue to be positive. When general industry conditions are good, the supply of experienced operational, fabrication and field personnel, in particular, decreases as other energy, oil field services and manufacturing companies’ needs for the same personnel increases.  Our ability to continue our growth and perhaps even to continue our current level of service to our current customers will be adversely impacted if we are unable to successfully hire, train and retain these important personnel.

We are subject to substantial environmental regulation, and changes in these regulations could increase our costs or liabilities.

We are subject to stringent and complex foreign, federal, state and local laws and regulatory standards, including laws and regulations regarding the discharge of materials into the environment, emission controls and other environmental protection and occupational health and safety concerns. Environmental laws and regulations may, in certain circumstances, impose strict liability for environmental contamination, rendering us liable for remediation costs, natural resource damages and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior owners or operators or other third parties. In addition, where contamination may be present, it is not uncommon for neighboring land owners and other third parties to file claims for personal injury, property damage and recovery of response costs. Remediation costs and other damages arising as a result of environmental laws and regulations, and costs associated with new information, changes in existing environmental laws and regulations or the adoption of new environmental laws and regulations could be substantial and could negatively impact our financial condition or results of operations. Moreover, failure to comply with these environmental laws and regulations may result in the imposition of administrative, civil and/or criminal penalties.

We routinely deal with natural gas, oil and other petroleum products. As a result of our fabrication and aftermarket services operations, we generate, manage and dispose of or recycle hazardous wastes and substances such as solvents, thinner, waste paint, waste oil, washdown wastes and sandblast material. It is our policy to use generally accepted operating and disposal practices in accordance with applicable environmental laws and regulations, however, hydrocarbons or other hazardous substances or wastes may have been disposed or released on, under or from properties owned, leased or operated by us or on or under other locations where such substances or wastes have been taken for disposal. These properties may be subject to investigatory, remediation and monitoring requirements under foreign, federal, state and local environmental laws and regulations.

The modification or interpretation of existing environmental laws or regulations, the more vigorous enforcement of existing environmental laws or regulations, or the adoption of new environmental laws or regulations may also negatively impact oil and natural gas exploration and production companies, which in turn could have a negative impact on us and other similarly situated service companies.

Our charter and bylaws contain provisions that may make it more difficult for a third party to acquire control of us, even if a change in control would result in the purchase of your shares at a premium to the market price or would otherwise be beneficial to you.

There are provisions in our restated certificate of incorporation and bylaws that may make it more difficult for a third party to acquire control of us, even if a change in control would result in the purchase of your shares at a premium to the market price or would otherwise be beneficial to you. For example, our restated certificate of incorporation authorizes our board of directors to issue preferred stock without stockholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire us. In addition, provisions of our restated certificate of incorporation, such as a staggered board of directors and limitations on the removal of directors, stockholder actions by written consent, and on stockholder proposals at meetings of stockholders, could make it more difficult for a third party to acquire control of us. Delaware corporation law may also discourage takeover attempts that have not been approved by our board of directors.

Our proposed merger with Hanover is subject to the receipt of consents and approvals from various government entities that may impose conditions on, jeopardize or delay completion of the merger or reduce the anticipated benefits of the merger.

In February 2007, we announced that we had entered into an agreement to merge with Hanover.  Completion of the merger is conditioned upon, among other things, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which we refer to as the HSR Act, and the expiration or termination of any mandatory waiting period under applicable non-U.S. antitrust laws, where the failure to observe that waiting period would be reasonably likely to have a material adverse effect on the combined company after the merger.

There is no assurance that these required consents, orders, approvals and clearances will be obtained.  Even if they are obtained, they may not be obtained before each company’s stockholders vote on the merger. Moreover, if they are obtained, they may impose conditions on, or require divestitures relating to, our divisions, operations or assets or those of Hanover. The merger agreement requires Hanover and us to satisfy any conditions or divestiture requirements imposed upon them unless the conditions or divestitures would be reasonably likely to have a material adverse effect on the combined company after the merger. A substantial delay in obtaining any required approvals or the imposition of any unfavorable conditions or divestitures in connection with the receipt of any required approvals may jeopardize or delay completion of the merger or reduce the anticipated benefits of the merger.

While the merger is pending, we will be subject to business uncertainties and contractual restrictions that could adversely affect our business.

Uncertainty about the effect of the merger on employees, customers and suppliers may have an adverse effect on us and, consequently, on the combined company. We intend to take steps to reduce any adverse effects, however, these uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is consummated and for a period of time thereafter, and could cause customers, suppliers and others who deal with us to seek to change existing business relationships with us. Employee retention may be particularly challenging during the pendency of the merger because employees may experience uncertainty about their future roles with the combined company. If, despite our retention efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, the combined company’s business could be seriously harmed. In addition, the merger agreement restricts us, without Hanover’s consent and subject to certain exceptions, from making certain acquisitions and taking other specified actions until the merger occurs or the merger agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business that may arise prior to completion of the merger or termination of the merger agreement.

Failure to complete the merger could negatively impact our stock price and our future business and financial results because of, among other things, the disruption that would occur as a result of uncertainties relating to a failure to complete the merger.

We and Hanover have agreed to use our reasonable best efforts to obtain stockholder approval of the merger, however, our stockholders and Hanover’s stockholders may not approve the merger. In addition, we and Hanover may not receive the required consents, orders, approvals and clearances to complete the merger or satisfy the other conditions to the completion of the merger. If the merger is not completed for any reason, we could be subject to several risks, including the following:

•                  being required to pay Hanover a termination fee of up to $70 million in certain circumstances, as described further in the next risk factor; and

•                  having had the focus of our management directed toward the merger and integration planning instead of on our core business and other opportunities that could have been beneficial to us.

In addition, we would not realize any of the expected benefits of having completed the merger. We have incurred and will continue to incur substantial financial advisory, legal and other expenses associated with the merger even if it does not close.

If the merger is not completed, the price of our common stock may decline to the extent that the current market price of our stock reflects a market assumption that the merger will be completed and that the related benefits and synergies will be realized, or as a result of the market’s perceptions that the merger was not consummated due to an adverse change in our business. In addition, our business may be harmed, and the price of our common stock may decline as a result, to the extent that customers, suppliers and others believe that we cannot compete in the marketplace as effectively without the merger or otherwise remain uncertain about our future prospects in the absence of the merger.  Similarly, current and prospective employees may experience uncertainty about their future roles with the resulting company and choose to pursue other opportunities that could adversely affect us if the merger is not completed.  During the pendency of the merger agreement, we may not be able to attract and retain key management, marketing and technical personnel due to this uncertainty, which could harm our businesses and results.  The realization of any of these risks may materially adversely affect our business, financial results, financial condition and stock price.

The merger agreement limits our ability to pursue an alternative acquisition proposal and may require us to pay a termination fee of up to $70 million if we do.

The merger agreement prohibits the parties from soliciting, initiating or encouraging alternative merger or acquisition proposals with any third party.  The merger agreement also provides for the payment by us or Hanover of a termination fee of up to $70 million if the merger agreement is terminated in certain circumstances in connection with a competing acquisition proposal or the withdrawal by the board of directors of one of the companies of its recommendation that the stockholders of that company vote for the merger.

These provisions limit our ability to pursue offers from third parties that could result in greater value to our stockholders. The obligation to make the termination fee payment also may discourage a third party from pursuing an alternative acquisition proposal.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The following table describes our material facilities owned or leased as of December 31, 2006:

Location	Square Feet	Acreage	Status	Uses
Houston, Texas	244,000	35.4	Owned	Corporate headquarters, fabrication, contract compression and aftermarket services
Calgary, Alberta, Canada	105,760	9.2	Owned	Fabrication, contract compression and aftermarket services
Yukon, Oklahoma	72,000	14.7	Owned	Contract compression and aftermarket services
Houma, Louisiana	60,000	91.0	Owned	Aftermarket services
Belle Chase, Louisiana	35,000	4.0	Owned	Contract compression and aftermarket services
Schulenberg, Texas	23,000	13.3	Owned	Fabrication, contract compression and aftermarket services
Broussard, Louisiana	24,700	10.0	Leased	Contract compression and aftermarket services

We believe our facilities are suitable for their intended purposes and are adequate for our current and anticipated level of operations.

None of these facilities is pledged as collateral, except for our Houston, Texas corporate headquarters, which has been pledged as collateral to secure our $500 million senior secured credit facility.

ITEM 3. Legal Proceedings

 In the ordinary course of business, we are involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on our financial position, results of operations or cash flows; however, because of the inherent uncertainty of litigation, we cannot provide assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our financial position, results of operations or cash flows for the period in which that resolution occurs.

ITEM 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holdings’ common stock is traded on the New York Stock Exchange under the symbol “UCO.” The following table sets forth the range of high and low sale prices for Holdings’ common stock for the periods indicated.

	Price Range
	High	Low
Quarter Ended:
June 30, 2005	$39.40	$33.12
September 30, 2005	41.97	35.54
December 31, 2005	43.84	34.18

March 31, 2006	51.22	40.51
June 30, 2006	63.70	49.83
September 30, 2006	65.21	49.04
December 31, 2006	65.39	50.00

On February 23, 2007, the closing price of Holdings’ common stock was $69.14 per share. As of February 23, 2007, there were approximately 410 holders of record of its common stock.

Holdings has never declared or paid any cash dividends to its stockholders and does not plan to pay any cash dividends in the foreseeable future.

On November 6, 2006, Holdings’ board of directors authorized the repurchase of up to $200 million of its common stock through November 6, 2008. Under the stock repurchase program, we may repurchase shares in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations.  We may also implement all or part of the repurchases under a Rule 10b5-1 trading plan, so as to provide the flexibility to extend share repurchases beyond the quarterly purchasing window set forth in our insider trading policy.  The timing and extent to which we repurchase shares will depend upon market conditions and other corporate considerations, and will be in management’s discretion.  Repurchases under the program may commence or be suspended at any time without prior notice. The stock repurchase program may be funded through cash provided by operating activities or borrowings.  Under the terms of the merger agreement between us and Hanover, we may repurchase up to an additional $75 million of our common stock pursuant to the stock repurchase program prior to the consummation of the merger or termination of the merger agreement.

The following table contains information about our purchases of our equity securities during the quarter ended December 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 2006	—	$—	—	$—
November 2006	106,700	62.37	106,700	193,345,627
December 2006	462,799	63.52	462,799	163,948,514
Total	569,499	$63.30	569,499	$163,948,514

The equity compensation plan information is included in Part III, Item 12 (“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”) of this report.

PERFORMANCE GRAPH

The graph depicted below shows a comparison of cumulative total shareholder returns for Holdings’ common stock to the Standard & Poor’s 500 Stock Index and Standard & Poor’s 500 Energy Equipment & Services Index.  The graph assumes that the value of the investment in our common stock, the S&P 500 Stock Index and the S&P 500 Energy Equipment & Services Index was $100 at March 31, 2001 and that all dividends were reinvested quarterly.

The information contained in the Performance Graph will not be deemed to be “soliciting material” or to be “filed” with the SEC, nor will such information be incorporated by reference into any future filings of the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that we specifically incorporate it by reference into any such filing.

ITEM 6. Selected Financial Data

SELECTED HISTORICAL FINANCIAL DATA
UNIVERSAL COMPRESSION HOLDINGS, INC.

The following selected historical consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes included elsewhere in this report. The selected historical financial and operating data for the twelve months ended December 31, 2006, the nine months ended December 31, 2005 and each of the three years in the period ended March 31, 2005 have been derived from the respective audited financial statements. The consolidated audited financial statements and report thereon, as of December 31, 2006 and December 31, 2005 and for the twelve months ended December 31, 2006, the nine months ended December 31, 2005, and the twelve months ended March 31, 2005 are included elsewhere in this report.

	Twelve Months Ended December 31,	Nine Months Ended December 31,	Twelve Months Ended March 31,
	2006	2005	2005	2004	2003
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$947,707	$613,647	$763,070	$688,786	$625,218
Gross margin(1)	428,651	271,335	310,254	289,481	267,968
Depreciation and amortization	122,701	79,899	93,797	85,650	63,706
Selling, general and administrative expenses	118,762	65,269	75,756	67,516	67,944
Interest expense, net(2)	57,349	40,221	64,188	73,475	36,421
Operating lease expense(2)	—	—	—	—	46,071
Debt extinguishment costs	1,125	—	26,543	14,903	—
Facility consolidation costs	—	—	—	1,821	—
Asset impairment expense	—	—	3,080	—	—
Income tax expense	42,277	31,053	17,213	17,741	20,975
Net income	87,656	55,369	33,610	30,787	33,518
Earnings per share
Basic	$2.93	$1.74	$1.07	$1.00	$1.09
Diluted	$2.82	$1.69	$1.04	$0.98	$1.08
Weighted average common stock outstanding
Basic	29,911	31,773	31,392	30,848	30,665
Diluted	31,032	32,758	32,224	31,283	30,928
Other Financial Data:
EBITDA, as adjusted(3)	$311,817	$205,850	$232,543	$223,848	$201,150
Capital expenditures:
Expansion	$141,941	$60,435	$80,477	$47,629	$67,289
Overhauls	46,042	33,458	41,845	27,866	29,198
Other	31,326	24,192	21,343	11,062	24,264
Cash flows provided by (used in):
Operating activities	$212,211	$144,873	$134,056	$165,248	$188,591
Investing activities	(213,187)	(110,464)	(181,476)	(46,850)	(107,704)
Financing activities	8,380	(34,734)	(35,589)	(69,732)	(13,849)

	As of December 31,		As of March 31,
	2006	2005	2005	2004	2003
	(In thousands)
Balance Sheet Data:
Cash	$46,997	$39,262	$38,723	$121,189	$71,693
Working capital(4)	184,979	144,714	115,836	174,599	158,405
Total assets	2,342,031	2,095,295	2,022,758	1,972,451	1,953,887
Total debt(5)	830,554	923,341	858,096	884,442	945,155
Stockholders’ equity	916,430	831,312	861,672	799,235	744,451

(1)	Gross margin is defined, reconciled to net income and discussed further in Part II, Item 6 (“Selected Financial Data – Non-GAAP Financial Measures”) of this report.
(2)	Operating lease expense related to the operating lease facilities has been recognized as interest expense subsequent to consolidation of the operating lease facilities on December 31, 2002.
(3)	EBITDA, as adjusted, is defined, reconciled to net income and discussed further in Part II, Item 6 (“Selected Financial Data – Non GAAP Financial Measures”) of this report.
(4)	Working capital is defined as current assets minus current liabilities.
(5)	Includes capital lease obligations.

NON-GAAP FINANCIAL MEASURES

Our definition and use of EBITDA, as adjusted

EBITDA, as adjusted, is defined as net income plus income taxes, interest expense (including debt extinguishment costs and gain on the termination of interest rate swap agreements), operating lease expense, depreciation and amortization, foreign currency gains or losses, minority interest, excluding non-recurring items (including facility consolidation costs).

EBITDA, as adjusted, represents a measure upon which management assesses performance and, as such, we believe that the generally accepted accounting principle (“GAAP”) measure most directly comparable to it is net income or net loss. The manner in which management uses EBITDA, as adjusted, to evaluate our business follows.

EBITDA, as adjusted, as a supplemental measure to review current period operating performance.  Management uses EBITDA, as adjusted, as a supplemental measure to evaluate the current period operating performance of our business. We believe that EBITDA, as adjusted, when viewed with our GAAP results and the accompanying reconciliations and other financial and non-financial measures, provides a useful additional perspective on, and a more complete understanding of, our performance than our GAAP results alone.

•                  Management uses EBITDA, as adjusted, to evaluate current operating performance and management decisions made during the reporting period, excluding certain expenses that are driven less by current period operating performance and management decisions than by our capital structure and asset base. These excluded expenses, which are primarily financial costs, include depreciation, interest, taxes and foreign currency exchange costs and more reflect prior period transactions and decisions. The operational factors highlighted in the evaluation using EBITDA, as adjusted, include pricing, marketing, utilization rates, maintenance and repair costs and staffing. EBITDA, as adjusted, presents an assessment of the performance and changes in the profitability driven by these operational factors irrespective of changes in the other factors noted, namely interest, taxes and foreign currency exchange costs. See below for further discussion of each of the items excluded from our calculation of EBITDA, as adjusted.

•                  EBITDA, as adjusted is not the only measure used by management to evaluate performance, but rather a supplemental one used in conjunction with other measures. Management uses several measures to evaluate performance, including both financial and non-financial measures, as well as GAAP and non-GAAP measures, including utilization rates, maintenance and growth capital expenditures, gross margin and return on invested capital.

•                  Management uses EBITDA, as adjusted, as well as certain other measures, as an intermediate performance measure, similar to the manner in which management uses gross margin, not as an ultimate performance measure, such as net income. Management does not view or use EBITDA, as adjusted, or any other intermediate measure or item in our financial statements, including revenue, gross profit, gross margin or net cash provided by operating activities, as a measure of our full results of operations or as a substitute for net income. Rather, analyzing an intermediate measure such as EBITDA, as adjusted, allows management to evaluate better the reasons underlying net income results. We urge users of our reports and financial statements to read such reports and financial statements in their entirety and not to use any one measure in isolation to evaluate our results or an investment in us.

EBITDA, as adjusted, as a comparability measure.  Management uses EBITDA, as adjusted, to compare the Company’s performance with that of other companies. Although other companies may calculate EBITDA differently, the measure will usually present operating performance on a basis that is meaningful for comparative purposes. We urge the readers of our reports and financial statements, including our disclosure of EBITDA, as adjusted, to review carefully the reconciliation of the non-GAAP measure to net income or loss set forth in the table below.

•                  Despite definitional differences, management believes that EBITDA, as adjusted, is a meaningful measure to evaluate and compare the performance of one company against another because of the impact of management estimates on the items that are excluded from EBITDA, as adjusted. For example, depreciation expense is dependent upon, among other things, the estimated depreciable lives of a company’s assets, which may vary from company to company depending on management’s maintenance practices and operating philosophies, as we have noted through our prior acquisition activity. EBITDA, as adjusted, provides a measure to review operating performance independent of this management estimate.

•                  Management believes that EBITDA, as adjusted, is a meaningful measure to evaluate performance because the amount of depreciation expense in a company’s financial statements may not accurately reflect the costs required to maintain and replenish a company’s operational usage of its assets. Rather, depreciation expense reflects the systematic allocation of the historical fixed asset values over the estimated useful lives of those assets. For example, for the twelve months ended December 31, 2006, we recorded depreciation and amortization expense of $122.7 million, substantially all of which was depreciation expense, and had capital expenditures of $219.3 million for compressor overhauls, our primary maintenance capital expenditure. By excluding depreciation and certain related or consequential costs, including amortization and taxes, EBITDA, as adjusted, provides a measure with which to evaluate the performance independent of, and in a manner that allows one to assess, whether depreciation accurately captures the costs to maintain and replenish our operational usage of our assets.

•                  We have observed that both equity and debt analysts utilize EBITDA to evaluate the on-going performance of and valuation metrics for a company both over time and relative to its peers. We have observed that several of the analysts who review our company utilize EBITDA as one of the primary valuation metrics. By providing EBITDA, as adjusted, we believe we are providing information and calculations to aid these analysts in more accurately understanding our performance for the benefit of our investors.

EBITDA, as adjusted, as a performance measure for period to period comparisons.  Management uses EBITDA, as adjusted, as a measure of the performance of our business over time and as a tool in identifying key trends.

•                  EBITDA, as adjusted, by excluding items that are infrequent or uncommon in nature, assists management in identifying and understanding changes in performance from period to period that may not be apparent from solely viewing GAAP measures.

•                  By excluding infrequent or uncommon items, management believes EBITDA, as adjusted, enhances the transparency of the disclosure regarding our performance. As such, the measure allows management to be more accountable to investors’ expectations by providing the market with additional information with which to assess our performance and make investment decisions.

EBITDA, as adjusted, as a valuation measure.  Just as investors monitor and review a variety of financial and performance indicators, such as the market stock price to earnings ratio and the enterprise value to EBITDA ratio, management monitors these ratios to better understand the value of our company and how to increase that value for our investors. For example, management has routinely utilized an EBITDA measure as a method to value companies when considering potential acquisition targets. This measure is utilized for the reasons discussed above; it allows for an evaluation of the target independent of its historical capital structure, depreciation estimates, tax position, and incurrence of infrequent or more uncommon items. Moreover, management believes investors that desire to evaluate us as a potential target will also utilize our EBITDA, as adjusted, as part of their evaluation.

Below are the items excluded from net income in the calculation of EBITDA, as adjusted, and the reasons for the exclusion:

•                  Interest expense is excluded from the calculation of EBITDA, as adjusted. Although interest expense is a material expense for us and it reflects an important component of our overall performance, as it reflects costs incurred to finance our operations, interest expense also reflects the performance of our financial arrangements in ways that are unrelated to the shorter-term performance of our operations. For example, the amount of interest expense incurred in any period reflects, among other things, market availability of funds at separate and historical points in time, the overall historical cost of debt and the results of how management, at a past point in time, decided to capitalize the business through the issuance of debt or equity. EBITDA, as adjusted, removes the effect of the performance of these past historical financial transactions, whether beneficial or detrimental to our GAAP results, both in the current period and from period-to-period, so that the performance of the core operations can be more transparently evaluated. For example, despite how management decided to capitalize us either through debt or equity in the past, the measure of EBITDA, as adjusted, would not be impacted and would continue to reflect a consistent measure of the operational performance of the business.

•                  Income tax expense is excluded from the calculation of EBITDA, as adjusted. Management does not consider tax expense, which is materially impacted by other items excluded from the measure (such as interest expense and depreciation and amortization expense) as well as numerous tax regulations and our tax planning, to be a part of the core operations and are not considered directly within the control of operational management and is therefore excluded from the measure.

•                  Depreciation and amortization is excluded from the calculation of EBITDA, as adjusted. Although, we are a capital-intensive business and depreciation expense is a material expense for us, this expense may not accurately reflect the costs required to maintain and replenish the operational usage of our assets and therefore may not portray the costs from current operational transaction activity. Rather, depreciation expense reflects the systematic allocation of the historical fixed asset values over the estimated useful lives of those assets.

•                  Operating lease expense is related to the operating lease facilities that, until December 31, 2002, were not included in our consolidated balance sheet and substantively reflected the cost of debt (interest expense) related to these financing arrangements. We excluded the lease expense from EBITDA, as adjusted, as it represents the equivalent of interest expense.  It would potentially be misleading to exclude interest expense from EBITDA, as adjusted, but include lease expense as they both reflect a financial arrangement, not an operational one.

•                  Gain on termination of interest rate swap agreements relate to the reducing of the notional amount of interest rate swap agreements in connection with a principal reduction related to our ABS facility in June 2004. We do not consider this gain to be part of our core operations. Rather, this gain is a function of our capital structure, which, like interest expense, reflects past capital structure decisions and changes in the cost of debt. Accordingly, this gain is excluded from the calculation of EBITDA, as adjusted.

•                  Foreign currency gains and losses are primarily attributable to foreign currency exchange rate fluctuations relating to our international operations and are impacted by foreign currency risk mitigation strategies the business may or may not undertake. Although these gains or losses have not been significant, they are not viewed by management as part of the core operations and are not considered directly within the control of operational management. Accordingly, these gains or losses are excluded from the measure for these reasons.

•                  Facility consolidation costs relate to the transfer of the Tulsa, Oklahoma fabrication activity to the Houston, Texas fabrication facility. These costs were primarily for severance, personnel and relocation costs. We do not consider these costs to be part of our core operations and the consolidation was disclosed in the footnotes to our consolidated financial statements related to the period in which they were incurred.

•                  Debt extinguishment costs relate primarily to the early extinguishment of debt. Debt extinguishment costs incurred during the twelve month period ended December 31, 2006 related to the early extinguishment of the senior secured credit facility we entered into in January 2005.  Debt extinguishment costs incurred during the nine months ended December 31, 2005 related to the early extinguishment of our seven-year term loan.  Debt extinguishment costs incurred during the twelve months ended March 31, 2005 primarily relate to the early extinguishment of the $82.2 million term loan due 2008 and $440.0 million 8 7/8% senior notes due 2008. Debt extinguishment costs incurred during the twelve months ended March 31, 2004 relate primarily to the early extinguishment of our outstanding $229.8 million 9 7/8% senior discount notes due 2008.  We do not consider these costs to be part of our core operations. Rather, these costs are a function of our capital structure, which, like interest expense, reflects past capital structure decisions and changes in the cost of debt. Accordingly, these costs are excluded from the calculation of EBITDA, as adjusted.

We believe disclosure of this non-GAAP measure provides useful information to investors because, when viewed with our GAAP results and accompanying reconciliations, it provides a more complete understanding of our performance than GAAP results alone. This is the case because this non-GAAP financial measure excludes from earnings financial and other items that have less bearing on operating performance. When using this measure to compare to other companies, which we believe can be a useful tool to evaluate us, please note that an EBITDA measure may be calculated differently between companies, as it is a non-GAAP measure. We cannot ensure that EBITDA, as adjusted, is directly comparable to other companies’ similarly titled measures. We urge the readers of financial statements to review the reconciliation of the non-GAAP measure to the most comparable GAAP measure to understand any differences that may exist between companies. Nonetheless, we have shown EBITDA, as adjusted, its definition and its calculation in order to disclose how management uses it, to present the exclusions made and the limitations of it as a measure.

EBITDA, as adjusted, has certain material limitations associated with its use as compared to net income. These limitations are primarily due to the exclusion of certain amounts that are material to our consolidated results of operations, as follows:

•                  EBITDA, as adjusted, does not include interest expense or operating lease expense (including debt extinguishment costs and gain on the termination of interest rate swap agreements). Because we have borrowed money in order to finance our operations, interest expense and operating lease expense are necessary elements of our costs and our ability to generate revenue. Therefore, any measure that excludes interest expense or operating lease expense has this material limitation.

•                  EBITDA, as adjusted, does not include income tax expense. Because the payment of taxes is a necessary element of our operations, any measure that excludes income tax expense has this material limitation.

•                  EBITDA, as adjusted, does not include depreciation and amortization expense. Because we use capital assets, depreciation is a necessary element of our costs and our ability to generate revenue. Therefore, any measure that excludes depreciation and amortization expense has this material limitation.

•                  EBITDA, as adjusted, excludes the impact of foreign currency gains and losses. Because we operate in an international environment, foreign currency gains and losses have a real economic impact on our operations. Therefore, any measure that excludes these effects has this material limitation.

•                  EBITDA, as adjusted, excludes other costs and expenses, such as non-recurring charges, as discussed above. These costs were excluded primarily because we do not consider these costs to be part of our core operations. Because we will incur costs from time to time that are not part of our core operations, any measure that excludes these costs has this material limitation.

Use of EBITDA, as adjusted, by itself and without consideration of other measures, is not an adequate measure of our performance because this measure excludes certain material items, as noted above. Further, the measure has a limitation in that many users of financial statements believe that EBITDA is a measure of liquidity or of cash flows. We do not use EBITDA, as adjusted, in this way because it excludes interest payments and changes in working capital accounts and therefore, we urge the readers of our financial statements to not use the measure in this way either. Management compensates for these limitations by using EBITDA, as adjusted, as a supplemental measure to other GAAP results to provide a more complete understanding of our performance without considering financial and other items that have less bearing on operating performance. The measure has a limitation, as it does not consider the amount of required reinvestment to maintain similar going forward results. Management mitigates this limitation by reviewing and disclosing our capital and maintenance capital expenditures on a regular basis as yet another supplemental tool to evaluate us.

EBITDA, as adjusted, is not a measure of financial performance under GAAP and should not be considered an alternative to operating income or net income as an indicator of our operating performance or to net cash provided by operating activities as a measure of our liquidity.

Our definition and use of gross margin

We define gross margin as total revenue less cost of sales (excluding depreciation and amortization expense).  Gross margin is included as a supplemental disclosure because it is a primary measure used by our management as it represents the results of revenue and cost of sales (excluding depreciation and amortization expense), which are key components of our operations.  Gross margin differs from gross profit which includes depreciation expense.  We believe gross margin is important because it focuses on the current operating performance of our operations and excludes the impact of the prior historical costs of the assets acquired or constructed that are utilized in those operations, the indirect costs associated with our selling, general and administrative activities, the impact of our financing methods and income taxes.  As described above, depreciation expense may not accurately reflect the costs required to maintain and replenish the operational usage of our assets and therefore may not portray the costs from current operating activity.  Rather, depreciation expense reflects the systematic allocation of historical fixed asset values over the estimated useful lives.

Gross margin has certain material limitations associated with its use as compared to net income.  These limitations are primarily due to the exclusion of certain expenses.  Each of these excluded expenses is material to our consolidated results of operations.  Because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue and selling, general and administrative expense is a necessary cost to support our operations and required corporate activities.  In order to compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income as determined in accordance with GAAP.  Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.

Reconciliation

The following table reconciles Holdings’ net income to EBITDA, as adjusted; and gross margin:

	Twelve Months Ended December 31,		Nine Months Ended December 31,		Twelve Months Ended March 31,
	2006	2005	2005	2004	2005	2004	2003

Net income	$87,656	$50,879	$55,369	$38,100	$33,610	$30,787	$33,518
Interest expense, net	57,349	54,617	40,221	49,792	64,188	73,475	36,421
Income tax expense	42,277	27,483	31,053	20,783	17,213	17,741	20,975
Depreciation and amortization	122,701	104,289	79,899	69,407	93,797	85,650	63,706
Foreign currency (gain) loss	(645)	(589)	(692)	286	389	(529)	459
Debt extinguishment costs	1,125	26,068	—	475	26,543	14,903	—
Minority interest	1,354	—	—	—	—	—	—
Operating lease expense	—	—	—	—	—	—	46,071
Facility consolidation costs	—	—	—	—	—	1,821	—
Gain on termination of interest rate swap agreements	—	—	—	(3,197)	(3,197)	—	—
EBITDA, as adjusted	311,817	262,747	205,850	175,646	232,543	223,848	201,150
Asset impairment expense	—	3,080	—	—	3,080	—	—
Other (income) loss, net	(1,928)	(681)	216	(228)	(1,125)	(1,883)	(1,126)
Selling, general and administrative	118,762	85,341	65,269	55,684	75,756	67,516	67,944
Gross margin	$428,651	$350,487	$271,335	$231,102	$310,254	$289,481	$267,968

Data for the twelve months ended December 31, 2005 is derived from our audited consolidated financial statements for the nine-month transition period ended December 31, 2005 and our unaudited consolidated financial statements for the three-month period ended March 31, 2005.  Data for the nine months ended December 31, 2004 is derived from our unaudited consolidated financial statements, which were presented in our Form 10-Q for the nine months ended December 31, 2004.

Amounts for the twelve months ended December 31, 2006 are for both Holdings and Universal with the following exceptions:  Universal had interest expense, net of $57.2 million, interest income from an affiliate of $5.7 million, income tax expense of $44.4 million and net income of $91.5 million.  Amounts for the twelve months ended December 31, 2005 are for both Holdings and Universal with the following exceptions:  Universal had interest income from an affiliate of $0.3 million, income tax expense of $27.6 million and net income of $51.1 million.  Amounts for the nine months ended December 31, 2005 are for both Holdings and Universal with the following exceptions:  Universal had interest income from an affiliate of $0.3 million, income tax expense of $31.2 million and net income of $55.5 million.  The results of operations for Holdings and Universal were identical for the nine months ended December 31, 2004 and the twelve months ended March 31, 2005, 2004, and 2003.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements, and the notes thereto, and the other financial information appearing elsewhere in this report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See “Part I. Disclosure Regarding Forward-Looking Statements” and “Part 1. Item 1A. Risk Factors.”

The terms “our,” “Company,” “we” and “us” when used in this report refer to Universal Compression Holdings, Inc. (“Holdings”) and Universal Compression, Inc. (“Universal”) and their subsidiaries, except where otherwise indicated.

Overview

General

We provide a full range of natural gas compression services and products, including sales, operations, maintenance and fabrication to the natural gas industry, both domestically and internationally. Through our core business, contract compression, and our fleet as of December 31, 2006 of approximately 7,100 compressor units comprising approximately 2.7 million horsepower, we provide natural gas compression services to domestic and international customers. Through our equipment fabrication business we design, engineer and assemble natural gas compressors for sale to third parties and for use in our contract compression fleet. Through our aftermarket services business, we sell parts and components and provide maintenance and operations services to customers who own their compression equipment or use equipment provided by other companies. These services and products are essential to the natural gas industry because gas must be compressed to be delivered from the wellhead to end users and, sometimes in the case of declining reservoir pressure, in order to get to the wellhead itself. Our customers consist primarily of domestic and international oil and gas companies, international state-owned oil and gas companies and natural gas producers, processors, gatherers and pipelines.

Generally, our overall business activity and revenue increase as the demand for natural gas increases. In the United States, increases in the demand for compression services and products are driven by growth in the production of natural gas, by declining reservoir pressure in maturing natural gas producing fields and, more recently, by increased demand for compression equipment for growing non-conventional natural gas production, from places such as coal bed methane, tight sands and shale gas. In international markets, increases in the demand for compression services and products are driven by growth in natural gas industry infrastructure, environmental initiatives encouraging the production and consumption of natural gas and the growth in the worldwide transportation and use of natural gas. The demand for compression services is also driven by general increases in the demand for energy fuel stocks, including natural gas, which is generally driven by economic growth, and by increases in the outsourcing of compression needs.

Pending Merger with Hanover Compressor Company

In February 2007, we and Hanover entered into a merger agreement. Upon consummation of the transactions set forth in the merger agreement, each common share of Hanover will be converted into 0.325 shares of common stock of a newly created holding company, and each common share of Holdings will be converted into one share of the holding company.   Closing of the transaction is subject to a number of customary conditions and is currently anticipated in the third quarter of 2007.

The merger agreement requires us and Hanover to continue to operate our businesses in the ordinary course of business and to obtain the other party’s consent prior to engaging in certain specified activities, such as issuing or repurchasing securities, acquiring or disposing of businesses above specified thresholds, incurring new debt other than below specified thresholds or for specified purposes, paying dividends or granting awards with respect to our common stock (other than under employee compensation arrangements). These agreements are subject to specified exceptions, including those (1) permitting us to repurchase up to an additional $75 million of our common stock in accordance with our previously announced open-market stock repurchase program, (2) permitting the Partnership to make cash distributions in accordance with its partnership agreement, (3) permitting us to make contributions of our domestic compression assets to the Partnership and (4) permitting us to redeem our 7 1/4% senior notes due 2010.

Further information concerning the structure and details of the proposed merger is set forth above in Part 1, Item 1

(“Business”) of this report, and in our Current Report on Form 8-K dated February 5, 2007, which includes as exhibits the merger agreement and a joint press release from us and Hanover announcing the execution of the merger agreement.  The information in this report does not reflect the consummation of the merger or the anticipated business, operations or results of the combined company.

Initial Public Offering of Subsidiary Company

In October 2006, a subsidiary of ours, Universal Compression Partners, L.P. (along with its subsidiaries, “the Partnership”), completed an initial public offering of 6,325,000 common units at a price of $21.00 per unit, representing limited partner interests in the Partnership, including 825,000 common units sold pursuant to the exercise of the underwriters’ overallotment option. All of the units were issued by the Partnership.  The Partnership was formed to provide natural gas contract compression services to customers throughout the United States. A subsidiary of ours is the general partner of the Partnership.

The net proceeds of the offering were $120.7 million after deducting underwriting discounts and commissions and expenses associated with the offering.  In connection with the offering, we contributed to the Partnership contract compression services contracts with nine customers and a fleet of compressor units to service those customers, comprising approximately 330,000 horsepower, or approximately 17% (by available horsepower) of our domestic contract compression business at that time.  The Partnership assumed $228.4 million in debt from us and we received 825,000 common units and 6,325,000 subordinated units representing limited partner interests in the Partnership.  The Partnership used the aggregate net proceeds from the offering to repay a portion of the debt it assumed from us and to redeem the 825,000 common units it issued to us.

The common units sold to the public represent a 49% limited partner interest in the Partnership. We own the remaining equity interests in the Partnership.  We consolidate the financial position and results of operations of the Partnership.

We and the Partnership entered into an omnibus agreement, the terms of which include, among other things, our agreement to provide to the Partnership operational staff, corporate staff and support services, the terms under which we may sell to the Partnership newly-fabricated equipment and under which we may transfer to and receive from the Partnership idle compression equipment and an agreement by us to provide caps on the amount of cost of sales and selling, general and administrative costs that the Partnership must pay.  The caps are determined on a quarterly basis and expire on December 31, 2008.

Stock Repurchase Program

On November 6, 2006, Holdings’ board of directors authorized the repurchase of up to $200 million of its common stock through November 6, 2008. Under the stock repurchase program, we may repurchase shares in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations.  We may also implement all or part of the repurchases under a Rule 10b5-1 trading plan, so as to provide the flexibility to extend share repurchases beyond the quarterly purchasing window.  The timing and extent to which we repurchase shares will depend upon market conditions and other corporate considerations, and will be in management’s discretion.  Repurchases under the program may commence or be suspended at any time without prior notice. The stock repurchase program may be funded through cash provided by operating activities or borrowings.  Under the terms of the merger agreement between us and Hanover, we may repurchase up to an additional $75 million of our common stock pursuant to the stock repurchase program prior to the consummation of the merger or the termination of the merger agreement.

During the quarter ended December 31, 2006, we repurchased 569,499 shares of our common stock at an aggregate cost of $36.1 million.

Industry Conditions and Trends

Natural Gas Industry.  Worldwide consumption of natural gas increased from approximately 53 trillion cubic feet in 1980 to approximately 95 trillion cubic feet in 2003, although consumption levels in the United States declined in the early 2000s primarily due to an economic slowdown and continue to be relatively flat today. Industry sources expect the long-term growth trend of worldwide gas consumption to continue. We believe the growing demand in electrical power generation is a contributing factor in the worldwide growth of natural gas consumption as natural gas tends to be the fuel of choice for new power plants.

The United States accounted for an estimated annual production of approximately 19 trillion cubic feet of natural gas in calendar year 2003, or 20% of the worldwide total, compared to an estimated annual production of approximately 76 trillion cubic feet in the rest of the world.  Industry sources estimate that the United States’ natural gas production level will be approximately 21 trillion cubic feet in calendar year 2025, or 13% of the worldwide total, compared to an estimated annual production of approximately 144 trillion cubic feet in the rest of the world.  As of January 1, 2006, the United States natural gas reserves were estimated at 193 trillion cubic feet, or 3.1% of the worldwide total.

Natural Gas Compression Services Industry.  The natural gas compression services industry has experienced a significant increase in the demand for its products and services from the early 1990s. A high level of compression industry capital expenditures and reduced demand due to lackluster economic activity resulted in reduced contract compression fleet utilization beginning in late calendar 2001, continuing into calendar 2002. Industry utilization stabilized in the second half of calendar 2002 and began to increase during calendar 2003 as a result of reduced capital expenditures and increasing demand due to improving economic activity. During calendar 2003 the industry did not materially increase the supply of contract compression units in the United States due to an emphasis on the redeployment of idle units while growth in international markets continued. During calendar years 2004 through 2006, the industry began to increase capital expenditure levels in the United States as increasing utilization levels caused a shortage in the supply of available, large horsepower units, while international growth continued.

We believe the contract compression services industry, particularly in the United States, will continue to have significant growth opportunity due to the following factors:

•                  aging producing natural gas fields which will require more compression to continue producing the same volume of natural gas; and

•                  increasing production from unconventional sources, which include tight sands, shale and coal bed methane, which generally require more compression than production from conventional sources to produce the same volume of natural gas.

While the international contract compression services market is currently smaller than the domestic market, we believe there are growth opportunities in international demand for compression services and products due to the following factors:

•                  implementation of international environmental and conservation laws preventing the practice of flaring natural gas and recognition of natural gas as a clean air fuel;

•                  a desire by a number of oil exporting nations to replace oil with natural gas as a fuel source in local markets to allow greater export of oil;

•                  increasing development of pipeline infrastructure, particularly in Latin America and Asia, necessary to transport natural gas to local markets;

•                  growing demand for electrical power generation, for which the fuel of choice tends to be natural gas; and

•                  privatization of state-owned energy producers, resulting in increased outsourcing due to the focus on reducing capital expenditures and enhancing cash flow and profitability.

Company Performance Trends and Outlook

The outlook we discuss in this section does not reflect the consummation of our proposed merger with Hanover or the anticipated business, operations or results of the combined company.

For the twelve months ending December 31, 2007, we continue to expect strong demand in the contract compression segment and expect to add a similar amount of horsepower to our existing fleet as we did during 2006.  We expect to spend between $225 million and $250 million during 2007 on capital expenditures, including approximately $50 million to $55 million on maintenance capital expenditures.  Within the domestic contract compression segment, we expect that operating costs will moderate during 2007 and, partially as a result of lesser cost increases, we expect only modest price increases during 2007.  We expect fabrication revenue for 2007 to be in excess of $300 million with approximately 60% of segment revenues to be generated in the second and third quarters of the year.

We are investing in key initiatives to help support the future growth of our company.  These initiatives include an increased marketing and business development commitment targeted at international expansion and the implementation of our new company-wide enterprise resource planning (“ERP”) system.

We currently intend for the Partnership to be our primary growth vehicle for our domestic contract compression business.  To this end, we may contribute additional domestic contract compression customers to the Partnership in 2007 in exchange for cash and/or additional interests in the Partnership.  Such transactions would depend on, among other things, reaching agreement with the Partnership regarding the terms of the purchase, which will require approval of the conflicts committee of the board of directors of the general partner of the Partnership, and the Partnership’s ability to finance any such purchase.

Certain Key Challenges and Uncertainties

Market conditions in the natural gas industry, competition in the natural gas compression industry and the risks inherent in our on-going international expansion continue to represent key challenges and uncertainties.  In addition to those, we believe the following represent some of the key challenges and uncertainties we will face in the near future.

Proposed Merger with Hanover.  Although we and Hanover have entered a merger agreement, uncertainty remains as to whether the merger will be consummated and, if so, whether it will do so subject to certain restrictions or limitations.  Consummation of the merger is subject to customary conditions, including, among others, the following, some of which our outside our control:

•                  the approval of our stockholders and Hanover’s stockholders;

•                  the receipt of required regulatory approvals, including the approval of antitrust authorities;

•                  the receipt of consents under the parties’ respective bank credit facilities and the arrangement of financings to provide sufficient funds to repay or repurchase any indebtedness required to be repaid upon consummation of the merger; and

•                  the absence of any material adverse effect with respect to Hanover’s and our business.

We have no assurance that the necessary approvals will be obtained or that there will not be any adverse consequences to our business resulting from conditions that could be imposed in connection with obtaining these approvals, including divestitures or operating restrictions.  This uncertainty could harm our relationships with our current customers, employees and suppliers.

If the merger is completed, the combined company will face a number of other important challenges and uncertainties, including the risks that the anticipated benefits of combining us and Hanover may not be realized, integration of the two companies may be more difficult than anticipated and required refinancings may not be made on favorable terms.

If the merger is not completed, we have incurred, and will continue to incur, substantial legal, financial advisory and other expenses associated with it.  In addition, the provision in the merger agreement under which we have agreed to operate our business  in the “ordinary course” pending the closing of the merger may constrain certain decisions we would make were we not so bound.

Supply of Components.  As we continue to grow and in light of the currently favorable energy industry market conditions, our ability to timely and cost-effectively obtain components necessary to provide comprehensive compression services through each of our business segments has become more challenging and important.  This issue is compounded by the fact that some of the components used in our products are obtained from a single source or a limited group of suppliers. Our reliance on these suppliers involves several risks, including price increases that could have a negative impact on our results of operations, inferior component quality that could increase our warranty costs and a potential inability to obtain an adequate supply to timely satisfy customer demand.  We attempt to minimize our exposure to these risks through, among other things, strategic alliances with key vendors, maintaining adequate inventories of long-lead time components and seeking out competitive, quality alternatives to our existing component sources.

Labor.  As we continue to grow both domestically and internationally and in light of the currently favorable energy industry market conditions, we believe our ability to hire, train and retain qualified personnel has become more challenging and important.  In particular, the supply of experienced operational, fabrication and field personnel continues to be tight and our demand for such personnel continues to grow.  Although we have been able to satisfy our personnel needs in these positions thus far, retaining these employees has been a challenge.  To increase retention of qualified operating personnel, we have instituted programs that enhance skills and provide on-going training.    Our ability to continue our growth will depend in part on our success in hiring, training and retaining these employees.

ERP.  The on-going implementation of our enterprise resource planning (“ERP”) system is anticipated to have a continuing impact on our selling, general and administrative expenses until implementation is completed, which we anticipate will be in 2007 for our North America operations.  We expect to see continuing ERP-related expense at current levels through the remainder of 2007.  Moreover, implementation problems, if encountered, could negatively impact our business by disrupting our operations.  Although we currently have no reason to believe that any such significant implementation problems will occur, there are inherent limitations in our ability to predict and plan for these risks and estimate the magnitude of their impact.  Consequently, it is possible that the occurrence of a significant implementation problem could be material to our business operations.

Change in Fiscal Year End

In December 2005, our board of directors approved a change to our fiscal year end from March 31 to December 31, effective in 2005, which resulted in us preparing a transition report for the nine-month period ended December 31, 2005.  Our fiscal year ended December 31, 2006 represents a twelve-month period.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) compares financial information as of and for the twelve months ended December 31, 2006 with financial information as of and for the twelve months ended December 31, 2005 and compares the nine months ended December 31, 2005 with financial information as of and for the nine months ended December 31, 2004.  Note that although consolidated financial statements are not presented as of and for the twelve months ended December 31, 2005 and the nine months ended December 31, 2004, we have included summary information in MD&A for these periods for comparability purposes.

In MD&A, financial information for all periods except as of and for the twelve months ended December 31, 2005 and the nine months ended December 31, 2004 are derived from our audited consolidated financial statements, included elsewhere in this report. Data as of and for the twelve months ended December 31, 2005 is derived from our audited consolidated financial statements for the nine-month transition period ended December 31, 2005 and our unaudited consolidated financial statements for the three-month period ended March 31, 2005.  Data as of and for the nine months ended December 31, 2004 is derived from our unaudited consolidated financial statements, which were presented in our Form 10-Q for the nine months ended December 31, 2004.

Financial Highlights

Some of the more significant financial items for the twelve months ended December 31, 2006 compared to the same period in the prior year, which are discussed below in “Financial Results of Operations,” were as follows:

•                  Net Income. Net income for the twelve months ended December 31, 2006 increased by $36.8 million, or 72.3%, for Holdings, and $40.4 million, or 79.1%, for Universal.  A primary driver of the increase in net income for the twelve months ended December 31, 2006 as compared to the prior year period was debt extinguishment cost incurred during the prior year period which reduced net income by $17.2 million.

•                  Higher Revenue. Total revenue was higher by $140.4 million, or 17.4%, for the twelve months ended December 31, 2006.

•                  Higher Depreciation and Amortization Expense. Depreciation and amortization expense increased by $18.4 million, or 17.7%, for the twelve months ended December 31, 2006.

•                  Higher Selling, General and Administrative Expense. Selling, general and administrative expense (“SG&A”) increased by $33.4 million, or 39.2%, for the twelve months ended December 31, 2006.

Operating Highlights

The following table summarizes total available horsepower, average contracted horsepower, horsepower utilization percentages and fabrication backlog.

	Twelve Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2005	2004
	(Horsepower in thousands)
Total available horsepower (at period end):
Domestic contract compression	2,069	1,965	1,965	1,908
International contract compression	607	584	584	518
Total	2,676	2,549	2,549	2,426
Average contracted horsepower:
Domestic contract compression	1,802	1,748	1,760	1,662
International contract compression	546	515	525	412
Total	2,348	2,263	2,285	2,074
Horsepower utilization:
Spot (at period end)	88.9%	92.3%	92.3%	89.9%
Average	90.6%	90.9%	91.1%	88.4%

	As of December 31,
	2006	2005	2004
	(In millions)
Fabrication backlog	$289.3	$144.5	$91.6

The increase in domestic available horsepower as of December 31, 2006 compared to December 31, 2005 was primarily attributable to large horsepower units added to our fleet to meet the incremental demand by our customers.   The increase in international horsepower during the same period was primarily attributable to horsepower that was added in Latin America in response to new projects.

Domestic average contracted horsepower increased by 3.1% for the twelve months ended December 31, 2006 compared to the twelve months ended December 31, 2005. International average contracted horsepower increased by 6.0% for the twelve months ended December 31, 2006 compared to the twelve months ended December 31, 2005.  These increases were primarily attributable to higher customer demand as well as larger horsepower units added to the fleet.

Fabrication backlog fluctuates period to period due to, among other things, the timing of receipt of orders placed by customers and the timing of revenue recognition. The backlog of fabrication projects at February 22, 2007 was approximately $300.0 million. A majority of the backlog is expected to be completed within a 270-day period.

Financial Results of Operations

Twelve Months Ended December 31, 2006 Compared to Twelve Months Ended December 31, 2005

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income:

	Twelve Months Ended
	December 31,
	2006 (1)	2005 (1)
	(Dollars in thousands)
Revenue:
Domestic contract compression	$398,189	$325,332
% of revenue	42.0%	40.3%
International contract compression	$142,448	$123,570
% of revenue	15.0%	15.3%
Fabrication	$215,825	$191,747
% of revenue	22.8%	23.8%
Aftermarket services	$191,245	$166,634
% of revenue	20.2%	20.6%
Total revenue	$947,707	$807,283
Gross margin (2):
Domestic contract compression	$254,318	$207,934
International contract compression	106,052	92,847
Fabrication	29,361	17,232
Aftermarket services	38,920	32,474
Total gross margin	$428,651	$350,487
Gross margin percentage:
Domestic contract compression	63.9%	63.9%
International contract compression	74.4%	75.1%
Fabrication	13.6%	9.0%
Aftermarket services	20.4%	19.5%
Total gross margin percentage	45.2%	43.4%
Expenses:
Depreciation and amortization	$122,701	$104,289
Selling, general and administrative	118,762	85,341
Interest expense, net	57,349	54,617
Debt extinguishment costs	1,125	26,068
Foreign currency gain	(645)	(589)
Other income, net	(1,928)	(681)
Asset impairment expense	—	3,080
Minority interest	1,354	—
Income tax expense	42,277	27,483
Net income	$87,656	$50,879

(1)          Amounts for the twelve months ended December 31, 2006 are for both Holdings and Universal with the following exceptions:  Universal had interest expense, net of $57.2 million, interest income from affiliate of $5.7 million, income taxes of $44.4 million and net income of $91.5 million.  Amounts for the twelve months ended December 31, 2005 are for both Holdings and Universal with the following exceptions:  Universal had interest income from affiliate of $0.3 million, income taxes of $27.6 million and net income of $51.1 million.

(2)          For a reconciliation of gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read Part II, Item 6 (“Selected Historical Financial and Operating Data — Non-GAAP Financial Measures”) of this report.

Revenue.  Domestic contract compression revenue increased due to higher average contract prices and increased operating horsepower in the twelve months ended December 31, 2006.  Revenue per average operating horsepower increased to $18.41 per month in the twelve months ended December 31, 2006.  This was an 18.8% increase from the prior year period amount of $15.50 per horsepower per month.  Average operating horsepower increased to 1,802,085 for the twelve months ended

December 31, 2006.  This represented a 3.0% increase from the prior year period.  International contract compression revenue increased primarily as a result of additional business in Argentina and Bolivia of $11.0 million and $6.0 million, respectively.  Fabrication revenue increased in the current year period due primarily to increased pricing to customers.  Aftermarket services revenue was higher due primarily to acquisitions in Europe and Africa that contributed $16.6 million of additional revenue for the twelve months ended December 31, 2006 and an increase in our Canadian operations of $5.1 million.

Gross Margin.  The higher domestic contract compression gross margin (defined as total revenue less cost of sales, excluding depreciation and amortization expense) was primarily attributable to the revenue increases in the current year period and higher current year period contracted horsepower, each of which is discussed above, partially offset by higher expenses in the current year period including labor and benefits cost, parts cost, lubricant cost, field supply cost, vehicle fuel cost and remote monitoring cost due to additional installation.  International contract compression gross margin was higher due primarily to the increased business in Argentina and Bolivia discussed above.  The higher fabrication gross margin was attributable primarily to the revenue increases discussed above and the implementation of process improvements in the current year period.  Aftermarket services gross margin was higher due to the Europe and Africa acquisitions completed in 2006.  Gross margin is reconciled to net income within Part II, Item 6, (“Selected Financial Data – Non GAAP Financial Measures”) of this report.

Gross Margin Percentage.  Gross margin percentage (defined as gross margin as a percentage of revenue) for domestic and international contact compression and aftermarket services were relatively stable for the twelve months ended December 31, 2006 as compared to the prior year period.  The higher fabrication gross margin percentage primarily resulted from the revenue increases and process improvements discussed above.

Depreciation and Amortization.  The increase in depreciation and amortization expense for the twelve months ended December 31, 2006 compared to the prior year primarily resulted from on-going capital expenditures, consisting primarily of additions to our contract compression fleet and compressor overhauls.

SG&A Expenses.  The increase in SG&A expenses for the twelve months ended December 31, 2006 was due primarily to the inclusion of reimbursable property taxes that are offset in revenue, the on-going implementation of our ERP system and the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” relating to stock-based compensation.  SG&A expenses represented 12.5% and 10.6% of revenues for the twelve months ended December 31, 2006 and 2005, respectively.

Interest Expense, net.  The increase in interest expense, net, for the twelve months ended December 31, 2006 relates to higher total debt levels partly related to a $100 million share repurchase completed in December 2005, and increased interest rates in the current year period.

Debt Extinguishment Costs.  For the twelve months ended December 31, 2006, debt extinguishment costs were primarily due to the early extinguishment of amounts outstanding under the senior secured credit facility we entered into in January 2005.  Debt extinguishment costs for the twelve months ended December 31, 2005 relate primarily to the early extinguishment of our term loan due 2008 and 8 7/8% senior notes due 2008.  As a result of the early extinguishment of debt in 2005, a charge of $26.1 million was recognized resulting from the call premium of $19.5 million and write-off of unamortized debt issuance costs of $6.6 million.

Asset Impairment.  During the twelve month period ended December 31, 2005 we recorded a $3.1 million loss on the impairment of our 136,000 square foot Tulsa, Oklahoma fabrication facility. With the fabrication difficulties experienced during the period, including cost overruns on certain complex fabrication jobs, we undertook a significant analysis of our fabrication assets and business, and made a decision to permanently discontinue operations and dispose of our Tulsa fabrication facility. The carrying value of this facility was written down to its estimated market value, which was determined by us based upon recent appraisals.

Minority Interest.  Minority interest reflects the portion of the Partnership’s earnings which are applicable to the 49% limited partnership interest not owned by the Company.

Income Tax Expense.  The increase in income tax expense for the twelve months ended December 31, 2006 primarily relates to increased income before taxes as compared to the prior year due to the items mentioned above.  The effective tax rate for the twelve months ended December 31, 2006 and 2005 was 32.5% and 35.1%, respectively.  This decrease in the effective tax rate was primarily due to recording the effect of the passage by the State of Texas of its Margin Tax ($0.8 million tax benefit), a reduction in Subpart F income from applying the new look-through rule included in the Tax Increase Prevention and Reconciliation Act of 2005 ($1.6 million tax benefit) and the enactment of reductions in Alberta, Canada and Canadian federal income tax rates ($1.6 million tax benefit).

Nine Months Ended December 31, 2005 Compared to Nine Months Ended December 31, 2004

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income:

	Nine Months Ended
	December 31,
	2005 (1)	2004 (1)
	(Dollars in thousands)
Revenue:
Domestic contract compression	$248,414	$219,321
% of revenue	40.5%	38.5%
International contract compression	$94,831	$73,428
% of revenue	15.5%	12.9%
Fabrication	$143,710	$165,957
% of revenue	23.4%	29.1%
Aftermarket services	$126,692	$110,728
% of revenue	20.6%	19.5%
Total revenue	$613,647	$569,434
Gross margin(2):
Domestic contract compression	$160,256	$139,187
International contract compression	71,075	56,676
Fabrication	14,191	12,244
Aftermarket services	25,813	22,995
Total gross margin	$271,335	$231,102
Gross margin percentage:
Domestic contract compression	64.5%	63.5%
International contract compression	74.9%	77.2%
Fabrication	9.9%	7.4%
Aftermarket services	20.4%	20.8%
Total gross margin percentage	44.2%	40.6%
Expenses:
Depreciation and amortization	$79,899	$69,407
Selling, general and administrative	65,269	55,684
Interest expense, net	40,221	49,792
Debt extinguishment costs	—	475
Foreign currency (gain) loss	(692)	286
Other (income) loss, net	216	(228)
Gain on termination of interest rate swap agreements	—	(3,197)
Income tax expense	31,053	20,783
Net income	$55,369	$38,100

(1)          Amounts for the nine months ended December 31, 2005 are for both Holdings and Universal with the following exceptions:  Universal had interest income from affiliate of $0.3 million, income taxes of $31.2 million and net income of $55.5 million.  The results of operations for Holdings and Universal were identical for the nine months ended December 31, 2004.

(2)          For a reconciliation of gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read Part II, Item 6 (“Selected Historical Financial and Operating Data — Non-GAAP Financial Measures”) of this report.

Revenue.  Domestic contract compression revenue increased due to higher average contract prices and higher operating horsepower in the nine months ended December 31, 2005. Revenue per average operating horsepower increased to $15.68 per month in the nine months ended December 31, 2005. This was a 7.0% increase from the prior year period amount of $14.66 per horsepower per month. Average operating horsepower increased to 1,759,949 for the nine months ended

December 31, 2005. This represented a 5.9% increase from the prior year period.  International contract compression revenue increased primarily as a result of the acquisition of the contract compression fleet in Canada in November 2004 and additional compression business in Argentina and Mexico, which contributed to increases of $7.5 million, $7.6 million and $2.8 million, respectively. Fabrication revenue decreased $19.5 million in the Asia Pacific region, $10.8 million in Canada and $3.6 million in the United States as we maintained greater pricing discipline and focused on more standard compression packages in the nine months ended December 31, 2005.  This decrease was partially offset by an increase of $11.6 million in Latin America related to installation projects.  Aftermarket services revenue was higher primarily due to increases within the United States and Latin America of $11.1 million and $4.9 million, respectively.

Gross Margin.  The changes in contract compression gross margin (defined as total revenue less cost of sales excluding depreciation and amortization) for the nine months ended December 31, 2005 compared to the same period in the prior year were primarily attributable to the revenue increases discussed above for domestic contract compression and international contract compression, which offset the somewhat higher expenses, including lubricant cost, fleet automation cost due to additional installations, vehicle fuel cost and labor cost. The higher gross margin experienced in fabrication, despite the decreased revenues, primarily reflects the higher warranty costs and cost overruns experienced on certain relatively complex projects in the prior year period. Aftermarket services gross margin was higher due to revenue increases discussed above.  Gross margin is reconciled to net income  within Part II, Item 6 (“Selected Financial Data – Non-GAAP Financial Measures”) of this report.

Gross Margin Percentage.  Gross margin percentage for domestic contract compression and aftermarket services for the nine months ended December 31, 2005 remained relatively stable compared to the same period in the prior year. Gross margin percentage for fabrication was higher due to the above-mentioned higher direct costs in the prior year period.  Gross margin percentage for international contract compression was lower due to the above-mentioned increases in costs, primarily in Argentina, during the nine months ended December 31, 2005.

Depreciation and Amortization.  The increase in depreciation and amortization expense for the nine months ended December 31, 2005 compared to the prior year period primarily resulted from on-going capital expenditures, consisting primarily of additions to our contract compression fleet and compressor overhauls, and the acquisition of the contract compression fleet in Canada in November 2004.

SG&A Expenses.  The increase in SG&A expenses for the nine months ended December 31, 2005 relates to the increased expenses within the United States of $7.7 million due primarily to the on-going implementation of our new ERP system and increased marketing and business development activities.  SG&A expenses in Latin America increased $1.9 million due to our on-going investment in our international infrastructure and growing international revenue taxes.  SG&A expenses represented 10.6% and 9.8% of revenues for the nine months ended December 31, 2005 and 2004, respectively.

Interest Expense, net.  The decrease in interest expense for the nine months ended December 31, 2005 is primarily related to our debt refinancing and restructuring activities.  This decrease was partially offset by an increase in interest expense due to higher total debt levels outstanding during the nine months ended December 31, 2005, largely due to the acquisition of the contract compression fleet in Canada in November 2004.

Gain on Termination of Interest Rate Swap Agreements. A $3.2 million gain on the termination of interest rate swap agreements was recognized for the nine months ended December 31, 2004. This gain was the result of reducing the notional amount of interest rate swap agreements by $84.8 million on our asset backed securitization facility (“ABS facility”) in connection with a principal reduction of $80.0 million in June 2004.

Income Tax Expense.  The increase in income tax expense for the nine months ended December 31, 2005 primarily relates to increased income before taxes as compared to the nine months ended December 31, 2004 due to the items mentioned above.

Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the results of our operations, nor do we currently have reason to believe it will have a material impact in the foreseeable future.

Liquidity and Capital Resources

Universal meets the conditions set forth in General Instruction I(1) of Form 10-K and as a result is not required to include a discussion of its liquidity and capital resources in this Form 10-K.  The discussion below of liquidity and capital resources relates to Holdings only and all references to “our,” “we” and “us” when used in this discussion refer to Holdings and its subsidiaries.

Our primary sources of cash are operating activities and financing activities. Our primary uses of cash are operating expenditures, capital expenditures, long-term debt repayments and purchases of our common stock. The following table summarizes our sources and uses of cash for the twelve months ended December 31, 2006 and 2005, and our cash and working capital as of the end of such periods (in thousands):

	Twelve Months Ended December 31,
	2006	2005

Net cash provided by (used in):
Operating activities	$212,211	$166,706
Investing activities	(213,187)	(144,666)
Financing activities	8,380	(37,250)

	As of December 31,
	2006	2005

Cash	$46,997	$39,262
Working capital, net of cash and restricted cash	133,681	101,265

Operations.  Net cash provided by operating activities increased $45.5 million, or  27.3%, for the twelve months ended December 31, 2006 compared to the same period in the prior year primarily as a result of increased earnings.

Capital Expenditures.  Capital expenditures for the twelve months ended December 31, 2006 were $219.3 million, consisting of $141.9 million for fleet additions, $46.0 million for compressor overhauls, $14.9 million for service trucks and $16.5 million for machinery, equipment, information technology equipment and other items. Based on current market conditions, we expect to continue to invest in fleet additions, compressor overhauls and maintenance and other capital requirements. We expect net capital expenditures (defined as capital expenditures less proceeds from asset sales) of approximately $225 million to $250 million for the twelve months ending December 31, 2007, including approximately $50 million to $55 million for compression fleet maintenance capital.

Stock Repurchase Program.  On November 6, 2006, Holdings’ board of directors authorized the repurchase of up to $200 million of its common stock through November 6, 2008. During the quarter ended December 31, 2006, we repurchased 569,499 shares of our common stock at an aggregate cost of $36.1 million.  Under the terms of the merger agreement between us and Hanover, we may repurchase up to an additional $75 million of our common stock pursuant to the stock repurchase plan prior to the consummation of the merger or the termination of the merger agreement.

Long-term Debt.  As of December 31, 2006, we had approximately $830.2 million in outstanding debt obligations consisting primarily of $171.5 million outstanding under our 7 1/4% senior notes, $186.7 million outstanding under our ABS facility, $347.0 million outstanding under our $500 million revolving credit facility and $125 million outstanding under the Partnership’s revolving credit facility.

Historically, we have financed capital expenditures with net cash provided by operating and financing activities. Based on current market conditions, we expect that net cash provided by operating activities will be sufficient to finance our operating expenditures, capital expenditures and scheduled interest and debt repayments through the 2007 calendar year. To the extent that net cash provided by operating activities is not sufficient to finance our operating expenditures, capital expenditures and scheduled interest and debt repayments through the 2007 calendar year, we may borrow additional funds under our revolving credit facility or we may obtain additional debt or equity financing.

Debt Covenants and Availability.  As of December 31, 2006, covenants in our credit facilities required that we maintain various financial ratios, including a total leverage ratio of less than or equal to 5 to 1, an interest coverage ratio of greater than or equal to 2.5 to 1 and a senior secured leverage ratio of less than or equal to 5.0 to 1.  For descriptions of the required ratios see Note 5 to our consolidated financial statements included in Part II, Item 8 (“Financial Statements and Supplementary Data”) of this report.  As of December 31, 2006, we were in compliance with all financial covenants.

As of December 31, 2006, due to restrictive covenants and after giving effect to $28.8 million of outstanding letters of credit under our financing agreements, we had an aggregate unused credit availability of approximately $124.2 million under our $500 million revolving credit facility and $100 million under the Partnership’s $225 million revolving credit facility.

Partnership Distributions to Unitholders.  The Partnership’s partnership agreement requires it to distribute all of its “available cash” quarterly. Under the partnership agreement, available cash is defined to generally mean, for each fiscal quarter, (1) cash on hand at the Partnership at the end of the quarter in excess of the amount of reserves its general partner determines is necessary or appropriate to provide for the conduct of its business, to comply with applicable law, any of its debt instruments or other agreements or to provide for future distributions to its unitholders for any one or more of the upcoming four quarters, plus, (2) if the Partnership’s general partner so determines, all or a portion of the Partnership’s cash on hand on the date of determination of available cash for the quarter.

Under the terms of the Partnership’s partnership agreement, there is no guarantee that unitholders will receive quarterly distributions from the Partnership. The Partnership’s distribution policy is subject to certain restrictions and may be changed at any time, including restrictions contained in (1) the Partnership’s $225 million revolving credit facility, (2) the general partner of the Partnership’s establishment of reserves to fund future operations or cash distributions to the Partnership’s unitholders, (3) restrictions contained in the Delaware Revised Uniform Limited Partnership Act or (4) the Partnership’s lack of sufficient cash to pay distributions.

The general partner of the Partnership has adopted a cash distribution policy that will require the Partnership to pay distributions at an initial distribution rate of $0.35 per unit per fiscal quarter, or $1.40 per unit per year, no later than 45 days after the end of each fiscal quarter through the quarter ending September 30, 2007 to the extent that the Partnership has sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to its general partner and affiliates. This equates to an aggregate cash distribution of $4.5 million per quarter or $18.1 million per year, in each case based on the number of common units, subordinated units and general partner units that were outstanding immediately after completion of the initial public offering.

Through our ownership of all 6,325,000 of the subordinated units and all of the equity interests in the general partner of the Partnership, we expect to receive cash distributions from the Partnership.   Our rights to receive distributions of cash from the Partnership as holder of subordinated units are subordinated to the rights of the common unitholders to receive such distributions.  Based on the number of units outstanding as of December 31, 2006, if the quarterly distribution from the Partnership equals the initial distribution rate, the Company will receive $2.3 million of the $4.5 million distributed by the Partnership.

Contractual Obligations.  The following table summarizes our cash contractual obligations as of December 31, 2006 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	2—3 Years	4—5 Years	After 5 Years
Total debt (1)	$833,666	$14,545	$29,090	$676,090	$113,941
Estimated interest payments (2)	259,423	55,070	107,662	82,921	13,770
Capital leases (3)	292	292	—	—	—
Purchase obligations (4)	271,849	271,849	—	—	—
Total contractual cash obligations	$1,365,230	$341,756	$136,752	$759,011	$127,711

(1)           Amounts represent the expected cash payments for principal on our total debt and do not include any deferred issuance costs or fair market valuation of our debt.

(2)           Interest amounts calculated using the interest rates in effect as of December 31, 2006, including the effect of interest rate swap agreements.

(3)           Amounts represent the expected cash payments under capital lease obligations.

(4)           Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operation is based upon our consolidated financial statements. We prepare these financial statements in conformity with United States generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. The accounting policies we believe require management’s most difficult, subjective or complex judgments and are the most critical to our reporting of results of operations and financial position are as follows:

Allowances and Reserves

Our customers are evaluated for credit worthiness prior to the extension of credit. We maintain an allowance for bad debts based on specific customer collection issues and historical experience. On an on-going basis, we conduct an evaluation of the financial strength of our customers based on payment history and make adjustments to the allowance as necessary.

We record a reserve against our inventory balance for estimated obsolescence. This reserve is based on specific identification and historical experience.

We accrue amounts for estimated warranty claims based upon current and historical product warranty costs and any other related information known to us.

Depreciation

Property, plant and equipment are carried at cost. Depreciation for financial reporting purposes is computed on the straight-line basis using estimated useful lives and salvage values.

Business Combinations and Goodwill

Goodwill and intangible assets acquired in connection with business combinations represent the excess of consideration over the fair value of tangible net assets acquired. Certain assumptions and estimates are employed in determining the fair value of assets acquired and liabilities assumed, as well as in determining the allocation of goodwill to the appropriate reporting unit.

We perform an impairment test for goodwill assets annually or earlier if indicators of potential impairment exist. Our goodwill impairment test involves a comparison of the fair value of each of our reporting units with their carrying value. The fair value is determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models. During February 2006, we performed an impairment analysis in accordance with SFAS No. 142 and determined that no impairment had occurred.  During the twelve months ended December 31, 2006, no event occurred or circumstances changed that would more likely than not reduce the fair value of a reporting unit below its carrying value.  As a result, an interim test for goodwill impairment between our annual test dates was not performed.  If for any reason the fair value of our goodwill or that of any of our reporting units’ declines below the carrying value in the future, we may incur charges for the impairment.

Long-Lived Assets

Long-lived assets, which include property, plant and equipment, finite-lived intangibles and other assets comprise a significant amount of our total assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets to be held and used by us are reviewed to determine whether any events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows.

Self-Insurance

We are self-insured up to certain levels, excluding our offshore assets, for general liability, vehicle liability, group medical and for workers’ compensation claims for certain of our employees. We have elected to fully self-insure our offshore assets. We record self-insurance accruals based on claims filed and an estimate for significant claims incurred but not reported. We regularly review estimates of reported and unreported claims and provide for losses through insurance reserves. Although we believe adequate reserves have been provided for expected liabilities arising from our self-insured obligations, it is reasonably possible our estimates of these liabilities will change over the near term as circumstances develop.

Income Taxes

We provide a wide range of services to a global market and as such, are subject to taxation not only in the United States but also in numerous foreign jurisdictions.  The determination of our tax liabilities involves the interpretation of local tax laws, tax treaties, and tax authority practices and procedures in each jurisdiction.  Changes in the operating environment including changes in the tax law could impact our estimate of tax liabilities in a given year.

The realizability of our deferred tax assets or the need for associated valuation allowances is reliant upon our estimates of future domestic and foreign source taxable income and the reversal of taxable temporary differences, such as accelerated depreciation.  Numerous judgments and assumptions are inherent in the determination of future domestic and foreign source taxable income, including assumptions on future operating conditions and asset utilization.  The judgment and assumptions used to determine future taxable income are consistent with those used for other financial statement purposes.

Another item that affects income taxes is the permanent reinvestment of the earnings of our foreign subsidiaries.  The assumptions related to this permanent reinvestment are analyzed and reviewed annually for changes in our international and domestic business outlook.

Recent Accounting Pronouncements

See Note 1 to our consolidated financial statements included in Part II, Item 8 (“Financial Statements and Supplementary Data”) of this report.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Variable Rate Debt

We are exposed to market risk due to variable interest rates under our financing and interest rate swap arrangements.

As of December 31, 2006, we had $347.0 outstanding under our $500 million revolving credit facility.  The interest rate under the $500 million revolving credit facility at December 31, 2006 was based upon LIBOR plus 1.00%. As of February 23, 2007, the applicable rate was one month LIBOR, which was 5.32% and the applicable margin was 1.00%.  We have entered into interest rate swap agreements, which are described below in “– Interest Rate Swap Arrangements.”  As of December 31, 2006, after giving effect to these interest rate swap agreements, $47.0 million of this debt remains effectively subject to a variable interest rate.

As of December 31, 2006, we had $186.7 million outstanding under our ABS facility that was subject to a variable interest rate at one month LIBOR, which was 5.32% as of February 23, 2007, plus 0.74%. We have entered into interest rate swap agreements, which are described below in “– Interest Rate Swap Arrangements.”  As of December 31, 2006, after giving effect to these interest rate swap agreements, only $18.7 million of the ABS facility remains effectively subject to a variable interest rate.

As of December 31, 2006, $100.0 million of our 7 1/4% senior notes are subject to interest rate swap agreements which convert the fixed rate to a variable rate which are described below in “– Interest Rate Swap Agreements.”  The variable rate under these interest rate swap agreements is six month LIBOR, in arrears, plus an average applicable margin of 3.21%. As of February 23, 2007, six month LIBOR was 5.39%.

As of December 31, 2006, the Partnership had $125.0 million outstanding under its $225 million revolving credit facility that was subject to interest at LIBOR plus 1.25%.  As of February 23, 2007, the applicable rate was one month LIBOR, which was 5.32%.  We have entered into an interest rate swap agreement, which is described below in “– Interest Rate Swap Agreements,” which effectively fixes the interest rate on all of the outstanding balance under the Partnership’s credit facility at December 31, 2006.

As of December 31, 2006, we had approximately $165.7 million of outstanding indebtedness that was effectively subject to floating interest rates and a 1.0% increase in interest rates would result in an approximate $1.7 million annual increase in our interest expense.

Interest Rate Swap Arrangements

We are a party to interest rate swap agreements which are recorded at fair value in our financial statements.  A change in the underlying interest rates may also result in a change in their recorded value.

As of December 31, 2006, the notional amount of the interest rate swap agreements related to our variable rate debt, excluding the ABS facility and the Partnership’s debt, was $300.0 million. The fair value of these interest rate swap agreements was an asset of approximately $5.6 million, which was recorded as a derivative asset.  The interest rate swap agreements amortize ratably from June 2007 through March 2010.  The weighted average fixed rate of these interest rate swap agreements is 4.02%.

As of December 31, 2006, the notional amount of the interest rate swap agreements related to our ABS facility was $168.0 million and the fair value of these interest rate swap agreements was an asset of approximately $1.1 million, which was recorded as a derivative asset.  The interest rate swap agreements amortize ratably through 2019. The average fixed rate of these interest rate swap agreements is 4.94%.

As of December 31, 2006, the notional amount of the interest rate swap agreement related to the Partnership’s variable rate debt was $125 million, and the fair value of this interest rate swap agreement was a liability of approximately $1.5 million, which was recorded as a derivative liability.  The swap agreement terminates in December 2011 and has a fixed rate of 5.28%.

As of December 31, 2006, the notional amount of the interest rate swap agreements related to our 7 1/4% senior notes was $100.0 million.  The fair value of these interest rate swap agreements as of December 31, 2006 was a liability of approximately $3.5 million, which is recorded as a derivative liability.  These interest rate swap agreements terminate in May 2010.

ITEM 8. Financial Statements and Supplementary Data

The consolidated statements of Holdings and Universal included in this Report beginning on page F-1 are incorporated herein by reference.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), Holdings, and Universal’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2006, the effectiveness of their disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Holdings and Universal concluded that their disclosure controls and procedures, as of December 31, 2006, were effective for the purpose of ensuring that information required to be disclosed by Holdings and Universal in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by Exchange Act Rule 13a-15(c) and 15d-15(c), Holdings’ management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the results of management’s evaluation described above, management concluded that Holdings’ internal control over financial reporting was effective as of December 31, 2006.

The assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report found on the following page of this report.

Changes in Internal Control Over Financial Reporting

There were no changes in Holdings’ internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

ITEM 9B. Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Universal Compression Holdings, Inc.
Houston, TX

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Universal Compression Holdings, Inc. and subsidiaries (“Holdings”) maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Holdings’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Holdings’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Holdings maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, Holdings maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the twelve months ended December 31, 2006 of Holdings and our report dated March 1, 2007 expressed an unqualified opinion on those consolidated financial statements and includes an explanatory paragraph relating to Holdings’ change in its method of accounting for stock-based compensation.

/s/ DELOITTE & TOUCHE LLP

Houston, TX
March 1, 2007

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required in Part III – Item 10 of this report will be incorporated by reference to our definitive proxy statement under the captions “Election of Directors” and “Corporate Governance” to be filed with the SEC, or filed with the SEC as an amendment to this Form 10-K, within 120 days of the end of our fiscal year.

On May 19, 2006, we submitted to the New York Stock Exchange a certification of our Chairman and Chief Executive Officer that he was not aware of any violation by the Company of the New York Stock Exchange’s corporate governance listing standards as of the date of certification.

ITEM 11. Executive Compensation

The information required in Part III – Item 11 of this report will be incorporated by reference to our definitive proxy statement under the caption “Executive Compensation” to be filed with the SEC, or filed with the SEC as an amendment to this Form 10-K, within 120 days of the end of our fiscal year.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required in Part III – Item 12 of this report will be incorporated by reference to our definitive proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” to be filed with the SEC, or filed with the SEC as an amendment to this Form 10-K, within 120 days of the end of our fiscal year.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required in Part III – Item 13 of this report will be incorporated by reference to our definitive proxy statement under the caption “Certain Relationships and Related Transactions” and “Director Independence” to be filed with the SEC, or filed with the SEC as an amendment to this Form 10-K, within 120 days of the end of our fiscal year.

ITEM 14. Principal Accountant Fees and Services

The information required in Part III – Item 14 of this report will be incorporated by reference to our definitive proxy statement under the caption “Ratification of Appointment of Independent Auditors” to be filed with the SEC, or filed with the SEC as an amendment to this Form 10-K, within 120 days of the end of our fiscal year.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)                                  The following documents are filed as part of this Report:

1.                                       Financial Statements—The financial statements of Holdings and Universal listed in the accompanying Index to Consolidated Financial Statements on page F-1 are filed as part of this annual report and such Index to Consolidated Financial Statements is incorporated herein by reference.

2.                                       Financial Statement Schedules—Schedule I Universal Compression Holdings, Inc. (Parent Company Only) Condensed Financial Statements begin on page E-2 and Schedule II Valuation and Qualifying Accounts is included on page E-6. All other schedules have been omitted as the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

(b)                                 Exhibits

EXHIBIT INDEX

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated February 5, 2007, by an among Hanover Compressor Company, Universal Compression Holdings, Inc., Iliad Holdings, Inc., Hector Sub, Inc., and Ulysses Sub, Inc. (incorporated by reference to Exhibit 2.1 of Universal Compression Holdings, Inc.’s Current Report on From 8-K filed February 5, 2007).

3.1

Restated Certificate of Incorporation of Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Universal Compression Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

3.2

Restated Bylaws of Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 3.2 of Universal Compression Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

7 1/4% Senior Notes due 2010

4.1

Indenture, dated May 27, 2003, by and between Universal Compression, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.11 of Universal Compression Holdings, Inc.’s Annual Report on Form 10-K for the twelve months ended March 31, 2003).

4.2

Specimen of Universal Compression, Inc.’s 7 1/4% Senior Notes due 2010 (incorporated by reference to Exhibit 4.11 of Universal Compression Holdings, Inc.’s Annual Report on Form 10-K for the twelve months ended March 31, 2003).

ABS Facility

10.1

Indenture, dated October 28, 2005, between UCO Compression 2005 LLC, as Issuer, and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $225,000,000 ABS facility consisting of $200,000,000 of Series 2005-1 Notes and $25,000,000 of Series 2005-2 Notes (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.’s Transition Report on Form 10-K for the transition period from April 1, 2005 to December 31, 2005).

10.2

Amendment Number 1 to Indenture dated July 31, 2006 by and between UCO Compression 2005 LLC, as Issuer, and Wells Fargo Bank, National Association, as Indenture Trustee (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10.3	Series 2005-1 Supplement, dated as of October 28, 2005, to Indenture, dated as of October 28, 2005,

between UCO Compression 2005 LLC, as Issuer, and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $200,000,000 of Series 2005-1 Notes with regard to the ABS facility (incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.’s Transition Report on Form 10-K for the transition period from April 1, 2005 to December 31, 2005).

10.4

Series 2005-2 Supplement, dated as of October 28, 2005, to Indenture, dated as of October 28, 2005, between UCO Compression 2005 LLC, as Issuer, and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $25,000,000 of Series 2005-2 Notes with regard to the ABS facility (incorporated by reference to Exhibit 10.3 of Universal Compression Holdings, Inc.’s Transition Report on Form 10-K for the transition period from April 1, 2005 to December 31, 2005).

10.5

Guaranty, dated as of October 28, 2005 issued by Universal Compression Holdings, Inc. for the benefit of UCO Compression 2005 LLC, as Issuer, and Wells Fargo Bank, National Association, as Indenture Trustee (incorporated by reference to Exhibit 10.4 of Universal Compression Holdings, Inc.’s Transition Report on Form 10-K for the transition period from April 1, 2005 to December 31, 2005).

10.6

Management Agreement, dated as of October 28, 2005, by and between Universal Compression, Inc., as Manager and UCO Compression 2005 LLC, as Issuer (incorporated by reference to Exhibit 10.5 of Universal Compression Holdings, Inc.’s Transition Report on Form 10-K for the transition period from April 1, 2005 to December 31, 2005).

10.7

Amendment Number 1 to Management Agreement dated July 31, 2006 by and between UCO Compression 2005 LLC, as Issuer, and Universal Compression, Inc., as Manager (incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10.8

Back-up Management Agreement, dated as of October 28, 2005, by and among Caterpillar Inc., as Back-up Manager, UCO Compression 2005 LLC, as Issuer and Universal Compression, Inc., as Manager (incorporated by reference to Exhibit 10.6 of Universal Compression Holdings, Inc.’s Transition Report on Form 10-K for the transition period from April 1, 2005 to December 31, 2005).

10.9

Insurance and Indemnity Agreement, dated as of October 28, 2005, by and among Ambac Assurance Corporation, as Insurer, UCO Compression 2005 LLC, as Issuer, Universal Compression, Inc., as Contributor and Manager, UCO Compression 2002 LLC, as Old Lessee, and Wells Fargo Bank, National Association, as Indenture Trustee (incorporated by reference to Exhibit 10.7 of Universal Compression Holdings, Inc.’s Transition Report on Form 10-K for the transition period from April 1, 2005 to December 31, 2005).

10.10

Intercreditor and Collateral Agency Agreement dated as of October 28, 2005, by and among Universal Compression, Inc., in its individual capacity and as Manager, UCO Compression 2005 LLC, as Issuer, Wells Fargo Bank, National Association, as Indenture Trustee, Wachovia Bank, National Association, as Bank Agent, the Various Financing Institutions that from time to time may become parties thereto as UCI Lenders and JP Morgan Chase Bank, N.A., in its individual capacity and as Intercreditor Collateral Agent (incorporated by reference to Exhibit 10.8 of Universal Compression Holdings, Inc.’s Transition Report on Form 10-K for the transition period from April 1, 2005 to December 31, 2005).

Bank Agreements

10.11

$650,000,000 Senior Secured Credit Agreement, dated as January 14, 2005, among Universal Compression, Inc., as Co-US Borrower and Guarantor, Universal Compression Holdings, Inc., as Co-US Borrower and Guarantor, UC Canadian Partnership Holdings Company, as Canadian Borrower, Wachovia Bank, National Association, as US Administrative Agent, Congress Financial Corporation (Canada), as Canadian Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Deutsche Bank Securities Inc., The Bank of Nova Scotia and The Royal Bank of Scotland plc as Co-Documentation Agents and the Lenders signatory thereto arranged by Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc. as Joint Lead Arrangers and Joint Book Runners and Deutsche

Bank Securities Inc. as Co-Arranger (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

10.12

First Amendment to Senior Secured Credit Agreement dated as of September 22, 2005, among Universal Compression, Inc., as Co-US Borrower and Guarantor, Universal Compression Holdings, Inc., as Co-US Borrower and Guarantor, UC Canadian Partnership Holdings Company, as Canadian Borrower, Wachovia Bank, National Association, as US Administrative Agent, Congress Financial Corporation (Canada), as Canadian Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Deutsche Bank Securities Inc., The Bank of Nova Scotia and The Royal Bank of Scotland plc as Co-Documentation Agents and the Lenders signatory thereto arranged by Wachovia Capital Markets, LLC as Sole Lead Arranger and Sole Book Runner (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.13

Collateral Agreement, dated as of January 14, 2005, made by Universal Compression, Inc. and Universal Compression Holdings, Inc. in favor of Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

10.14

Pledge and Security Agreement (Assignment of Pledged Securities), dated as of January 14, 2005, made by Universal Compression International, Inc., Enterra Compression Investment Company, Universal Compression Services, LLC and Universal Compression Canadian Holdings, Inc., as Pledgors to Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 of Universal Compression Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

10.15

Supplement to Collateral Agreement, dated as of February 15, 2005, made by Universal Compression Holdings, Inc. in favor of Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.13 of Universal Compression Holdings, Inc.’s Annual Report on Form 10-K for the twelve months ended March 31, 2005).

10.16

Supplement to Pledge Agreement dated as of February 15, 2005, made by Universal Compression International, Inc. and Universal Compression Services, LLC in favor of Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.14 of Universal Compression Holdings, Inc.’s Annual Report on Form 10-K for the twelve months ended March 31, 2005).

10.17

Supplement to Pledge Agreement dated as of February 15, 2005, made by Universal Compression Services, LLC in favor of Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.15 of Universal Compression Holdings, Inc.’s Annual Report on Form 10-K for the twelve months ended March 31, 2005).

10.18

Senior Secured Credit Agreement, dated October 20, 2006, by and among Universal Compression, Inc., as Co-US Borrower and Guarantor, Universal Compression Holdings, Inc., as Co-US Borrower and Guarantor, Universal Compression Canada, Limited Partnership, as Co-Canadian Borrower, UC Canadian Partnership Holdings Company, as Co-Canadian Borrower, Wachovia Bank, National Association, as US Administrative Agent, Wachovia Capital Finance Corporation (Canada), as Canadian Administrative Agent, Deutsche Banc Trust Company Americas, as Syndication Agent, JPMorgan Chase Bank, N.A. and The Bank of Nova Scotia, as Co-Documentation Agents and the other lenders signatory thereto (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.’s Form 8-K filed October 26, 2006).

10.19*

Guaranty Agreement dated as of October 20, 2006 made by UCI Compressor Holding, L.P. as Guarantor and UCI MLP LP LLC, as Guarantor and each of the other Guarantors in favor of Wachovia Bank, National Association, as Administrative Agent.

10.20*	Pledge and Security Agreement (Assignment of Pledged Securities) made by Universal Compression International, Inc., Enterra Compression Investment Company, Universal Compression Services,

LLC, Universal Compression Canadian Holdings, Inc., UCI GP LP LLC, and UCO GP, LLC, as Pledgors to Wachovia Bank, National Association, as US Administrative Agent effective as of October 20, 2006.

10.21*

Collateral Agreement dated as of October 20, 2006 made by Universal Compression, Inc., Universal Compression Holdings, Inc., UCI Compressor Holding, L.P., and UCI MLP LP LLC in favor of Wachovia Bank, National Association, as US Administrative Agent.

Executive Compensation Plans and Arrangements

10.22†

Universal Compression Holdings, Inc. Incentive Stock Option Plan (incorporated by reference to Exhibit 10 of Universal Compression Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 1998).

10.23†

Amendment Number One to Incentive Stock Option Plan, dated April 20, 2000 (incorporated by reference to Exhibit 10.3 of Amendment No. 2, filed with the SEC on May 22, 2000, to Universal Compression Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-34090)).

10.24†

Amendment Number Two to Incentive Stock Option Plan, dated May 15, 2000 (incorporated by reference to Exhibit 10.4 of Amendment No. 2, filed with the SEC on May 22, 2000, to Universal Compression Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-34090)).

10.25†

Amendment Number Three to Incentive Stock Option Plan, dated November 27, 2000 (incorporated by reference to Exhibit 4.7 of Universal Compression Holdings, Inc.’s Registration Statement on Form S-8 filed with the SEC on February 9, 2001 (File No. 333-55260)).

10.26†

Amendment Number Four to Incentive Stock Option Plan, dated August 15, 2002 (incorporated by reference to Exhibit 4.8 of Universal Compression Holdings, Inc.’s Registration Statement on Form S-8 filed with the SEC on September 12, 2002 (File No. 333-99473)).

10.27†

Amendment Number Five to Incentive Stock Option Plan, dated July 23, 2004 (incorporated by reference to Exhibit 4.9 of Universal Compression Holdings, Inc.’s Registration Statement on Form S-8 filed with the SEC on October 29, 2004 (File No. 333-120108)).

10.28†

Form of Non-Qualified Stock Option Agreement under the Incentive Stock Option Plan for outside directors of Universal Compression Holdings, Inc.’s Board of Directors (incorporated by reference to Exhibit 10.22 of Universal Compression Holdings, Inc.’s Annual Report on Form 10-K for the twelve months ended March 31, 2005).

10.29†

Form of Non-Qualified Stock Option Agreement under the Incentive Stock Option Plan for employees (incorporated by reference to Exhibit 10.23 of Universal Compression Holdings, Inc.’s Annual Report on Form 10-K for the twelve months ended March 31, 2005).

10.30†

Form of Incentive Stock Option Agreement under the Incentive Stock Option Plan (incorporated by reference to Exhibit 10.24 of Universal Compression Holdings, Inc.’s Annual Report on Form 10-K for the twelve months ended March 31, 2005).

10.31†

Universal Compression Holdings, Inc. Restricted Stock Plan for Executive Officers (incorporated by reference to Exhibit 4.2 of Universal Compression Holdings, Inc.’s Registration Statement on Form S-8 filed with the SEC on August 17, 2001 (File No. 333-67784)).

10.32†

Amendment Number One to Restricted Stock Plan for Executive Officers, dated July 23, 2004 (incorporated by reference to Exhibit 4.11 of Universal Compression Holdings, Inc.’s Registration Statement on Form S-8 filed with the SEC on October 29, 2004 (File No. 333-120108)).

10.33†

Form of Restricted Stock Agreement under the Restricted Stock Plan for Executive Officers (incorporated by reference to Exhibit 10.8 of Universal Compression Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.34†

Universal Compression Holdings, Inc. Directors’ Stock Plan (incorporated by reference to Exhibit 4.3 of Universal Compression Holdings, Inc.’s Registration Statement on Form S-8 filed with the SEC on August 17, 2001 (File No. 333-67784)).

10.35†

Universal Compression, Inc. Employees’ Supplemental Savings Plan as revised and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.29 of Universal Compression Holdings, Inc.’s Transition Report on Form 10-K for the transition period from April 1, 2005 to December 31, 2005).

10.36†

Amendment Number One to Employees’ Supplemental Savings Plan (as revised and restated effective January 1, 2005), dated March 2, 2006, and generally effective as of January 1, 2006 (incorporated by reference to Exhibit 10.30 of Universal Compression Holdings, Inc.’s Transition Report on Form 10-K for the transition period from April 1, 2005 to December 31, 2005).

10.37†

Universal Compression Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 of Universal Compression Holdings, Inc.’s Registration Statement on Form S-8 filed with the SEC on August 17, 2001 (File No. 333- 67784)).

10.38†

Amendment Number One to Employee Stock Purchase Plan, dated December 20, 2001 (incorporated by reference to Exhibit 10.56 of Universal Compression Holdings, Inc.’s Annual Report on Form 10-K for the twelve months ended March 31, 2002).

10.39†*	Amendment Number Two to the Universal Compression Holdings, Inc. Employee Stock Purchase Plan effective April 19, 2006.

10.40†

Form of Indemnification Agreement for executive officers and directors of Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 10.27 of Amendment No. 1, filed with the SEC on May 3, 2000, to Universal Compression Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-34090)).

10.41†

Form of Change of Control Agreement for executive officers of Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.42†

Letter dated March 15, 2001, with respect to certain retirement benefits to be provided to Stephen A. Snider (incorporated by reference to Exhibit 10.43 of Universal Compression Holdings, Inc.’s Annual Report on Form 10-K for the twelve months ended March 31, 2001).

10.43†	Summary of Officers’ Incentive Plan for Fiscal Year 2006 (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.’s Form 8-K filed August 3, 2005).

10.44†*	Summary Compensation Sheet for Directors and Executive Officers .

10.45†

Summary of Officers’ Incentive Plan for the period beginning April 1, 2006 and ending December 31, 2006 (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.’s Form 8-K filed May 5, 2006).

10.46†

Summary of Officers’ Incentive Plan for the period beginning April 1, 2006 and ending December 31, 2006 (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.’s Form 8-K filed June 29, 2006).

10.47†	Summary of Officers’ Incentive Plan for the calendar year 2007 (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.’s Form 8-K filed February 27, 2007).

Registration Rights Agreements

10.48

Registration Rights Agreement, dated February 20, 1998 by and among Universal Compression Holdings, Inc., Castle Harlan Partners III, L.P. and each other party listed as signatory thereto (incorporated by reference to Exhibit 10.14 to Universal Compression Holdings, Inc.’s Registration Statement on Form S-4 dated March 19, 1998 (File No. 333-48283)).

10.49

Form of Instruments of Accession to Registration Rights Agreement for each of Richard W. FitzGerald and Valerie L. Banner (incorporated by reference to Exhibit 4.10 to Universal Compression Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-34090)).

10.50

Instrument of Accession to Registration Rights Agreement, dated April 28, 2000, for Energy Spectrum Partners LP (incorporated by reference to Exhibit 10.19 to Amendment No. 2 dated May 22, 2000, to Universal Compression Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-34090)).

Miscellaneous

10.51

Purchase Agreement dated December 9, 2005 by and between Universal Compression Holdings, Inc. and J.P. Morgan Securities, Inc. (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.’s Form 8-K filed December 12, 2005).

10.52

Omnibus Agreement, dated October 20, 2006, by and among Universal Compression Partners, L.P., UC Operating Partnership, L.P., UCO GP, LLC, UCO General Partner, LP, Universal Compression, Inc., Universal Compression Holdings, Inc. and UCLP OLP GP LLC (incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.’s Form 8-K filed October 26, 2006).

21.1*	List of Subsidiaries.

23.1*	Consent of Deloitte & Touche LLP.

24.1*	Powers of attorney (set forth on the signature page hereof).

31.1*	Rule 13a-14(a) Certifications of the CEO.

31.2*	Rule 13a-14(a) Certifications of the CFO.

31.3*	Rule 15d-14(a) Certification of the CEO.

31.4*	Rule 15d-14(a) Certification of the CFO.

32.1*	Section 1350 Certifications.

32.2*	Section 1350 Certifications.

*                                         Filed herewith.

†                                          Management Contract or Compensatory Plan or Arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Universal Compression Holdings, Inc.

Houston, TX

We have audited the accompanying consolidated balance sheets of Universal Compression Holdings, Inc. and subsidiaries (“Holdings”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the twelve months ended December 31, 2006, the nine months ended December 31, 2005 and the twelve months ended March 31, 2005.  We have also audited the accompanying consolidated balance sheets of Universal Compression, Inc. and subsidiaries (“Universal”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholder’s equity and comprehensive income, and cash flows for the twelve months ended December 31, 2006, the nine months ended December 31, 2005 and the twelve months ended March 31, 2005.  These financial statements are the responsibility of Holdings’ and Universal’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Universal is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit of Universal included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Universal’s internal control over financial reporting.  Accordingly, we express no such opinion on Universal’s internal control over financial reporting.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Holdings and Universal at December 31, 2006 and 2005, and the results of each of their operations and each of their cash flows for the twelve months ended December 31, 2006, the nine months ended December 31, 2005 and the twelve months ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the consolidated financial statements, Holdings and Universal changed their method of accounting for stock-based compensation.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Holdings’ internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of Holdings’ internal control over financial reporting and an unqualified opinion on the effectiveness of Holdings’ internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, TX
March 1, 2007

UNIVERSAL COMPRESSION HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$46,997	$39,262
Restricted cash	4,301	4,187
Accounts receivable, net of allowance for bad debts of $4,686 and $3,616 as of December 31, 2006 and 2005, respectively	193,968	121,642
Inventories, net of reserve for obsolescence of $9,158 and $10,896 as of December 31, 2006 and 2005, respectively	175,812	108,273
Deferred income taxes	7,310	7,447
Other	21,800	19,787
Total current assets	450,188	300,598
Contract compression equipment	1,715,266	1,567,470
Other property	199,835	167,946
Accumulated depreciation and amortization	(468,591)	(375,575)
Net property, plant and equipment	1,446,510	1,359,841
Goodwill	412,122	403,261
Derivative financial instruments	7,269	6,954
Other assets	25,942	24,641
Total assets	$2,342,031	$2,095,295
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$92,063	$55,014
Accrued liabilities	61,315	43,796
Unearned revenue	93,332	36,367
Accrued interest	3,583	2,458
Current portion of long-term debt and capital lease obligations	14,916	18,249
Total current liabilities	265,209	155,884
Capital lease obligations	—	285
Long-term debt	815,638	904,807
Deferred income taxes	205,133	186,632
Derivative financial instruments	5,528	6,006
Other liabilities	12,013	10,369
Total liabilities	1,303,521	1,263,983
Commitments and contingencies (Note 12)
Minority interest	122,080	—
Stockholders’ equity:
Preferred stock, $.01 par value, 50,000 shares authorized, zero outstanding as of December 31, 2006 and 2005, respectively	—	—
Common stock, $.01 par value, 200,000 and 200,000 shares authorized, 33,153 and 32,306 shares issued, 30,130 and 29,866 shares outstanding as of December 31, 2006 and 2005, respectively	331	323
Treasury stock, 3,023 and 2,440 shares at cost outstanding as of December 31, 2006 and 2005, respectively	(136,844)	(100,011)
Additional paid-in capital	786,663	759,105
Deferred compensation	—	(6,065)
Accumulated other comprehensive loss	(11,764)	(12,428)
Retained earnings	278,044	190,388
Total stockholders’ equity	916,430	831,312
Total liabilities and stockholders’ equity	$2,342,031	$2,095,295

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Twelve Months Ended December 31, 2006	Nine Months Ended December 31, 2005	Twelve Months Ended March 31, 2005
Revenue:
Domestic contract compression	$398,189	$248,414	$296,239
International contract compression	142,448	94,831	102,167
Fabrication	215,825	143,710	213,994
Aftermarket services	191,245	126,692	150,670
Total revenue	947,707	613,647	763,070
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Domestic contract compression	143,871	88,158	109,374
International contract compression	36,396	23,756	23,719
Fabrication	186,464	129,519	198,709
Aftermarket services	152,325	100,879	121,014
Depreciation and amortization	122,701	79,899	93,797
Selling, general and administrative	118,762	65,269	75,756
Interest expense, net	57,349	40,221	64,188
Debt extinguishment costs	1,125	—	26,543
Gain on termination of interest rate swap agreements	—	—	(3,197)
Asset impairment expense	—	—	3,080
Foreign currency (gain) loss	(645)	(692)	389
Minority interest	1,354	—	—
Other (income) loss, net	(1,928)	216	(1,125)
Total costs and expenses	817,774	527,225	712,247
Income before income taxes	129,933	86,422	50,823
Income tax expense	42,277	31,053	17,213
Net income	$87,656	$55,369	$33,610
Weighted average common and common equivalent shares outstanding:
Basic	29,911	31,773	31,392
Diluted	31,032	32,758	32,224

Earnings per share—Basic	$2.93	$1.74	$1.07
Earnings per share—Diluted	$2.82	$1.69	$1.04

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In thousands, except share amounts)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Loss	Total
Balance, March 31, 2004	31,293,000	$313	$734,124	$101,409	$(11)	$(1,256)	$(35,344)	$799,235
Option exercises	433,838	4	8,420					8,424
Shares issued in employee benefit plans	80,591	1	2,438					2,439
Restricted stock transactions	194,636	2	6,916			(7,147)		(229)
Amortization of deferred compensation						965		965
Comprehensive income:
Net income				33,610
Interest rate swap agreement gain, net of tax							8,813
Foreign currency translation adjustment, net of tax							8,415
Total comprehensive income								50,838
Balance, March 31, 2005	32,002,065	$320	$751,898	$135,019	$(11)	$(7,438)	$(18,116)	$861,672
Option exercises	246,315	2	5,224					5,226
Shares issued in employee benefit plans	58,205	1	2,034					2,035
Restricted stock transactions	(1,556)		(51)			51
Amortization of deferred compensation						1,322		1,322
Treasury stock purchased	(2,439,024)				(100,000)			(100,000)
Comprehensive income:
Net income				55,369
Interest rate swap agreement loss, net of tax							(971)
Foreign currency translation adjustment, net of tax							6,659
Total comprehensive income								61,057
Balance, December 31, 2005	29,866,005	$323	$759,105	$190,388	$(100,011)	$(6,065)	$(12,428)	$831,312
Option exercises	623,439	6	14,308					14,314
Shares issued in employee benefit plans	87,058	1	4,102					4,103
Amortization of deferred compensation			(6,065)			6,065
Stock-based compensation	137,122	1	15,213					15,214
Treasury stock purchased	(583,135)				(36,833)			(36,833)
Comprehensive income:
Net income				87,656
Interest rate swap agreement loss, net of tax							(510)
Foreign currency translation adjustment, net of tax							1,174
Total comprehensive income								88,320
Balance, December 31, 2006	30,130,489	$331	$786,663	$278,044	$(136,844)	$—	$(11,764)	$916,430

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Twelve Months Ended December 31, 2006	Nine Months Ended December 31, 2005	Twelve Months Ended March 31, 2005

Cash flows from operating activities:
Net income	$87,656	$55,369	$33,610
Adjustments to reconcile net income to cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	122,701	79,899	93,797
Minority interest	1,354	—	—
Non-cash gain from interest rate swap agreement settlement	—	—	(3,197)
Loss on early extinguishment of debt	1,125	—	26,543
Loss on asset impairment	—	—	3,080
Gain on asset sales	(1,202)	(92)	(1,972)
Amortization of debt issuance costs	1,941	1,671	3,974
Stock-based compensation expense	7,441	1,322	965
Increase (decrease) in deferred taxes	26,154	24,988	8,213
(Increase) decrease in other assets	(7,623)	(5,898)	(7,114)
(Increase) decrease in receivables	(68,730)	(4,212)	(35,847)
(Increase) decrease in inventories	(67,224)	(12,582)	(2,204)
Increase (decrease) in accounts payable	35,188	(2,928)	12,489
Increase (decrease) in accrued liabilities	15,340	6,331	428
Increase (decrease) in unearned revenue	56,965	4,166	6,605
Increase (decrease) in accrued interest	1,125	(3,161)	(5,314)
Net cash provided by operating activities	212,211	144,873	134,056
Cash flows from investing activities:
Additions to property, plant and equipment	(219,309)	(118,085)	(143,665)
Proceeds from sale of property, plant and equipment	12,522	11,808	24,070
Cash paid for acquisitions, net of cash acquired	(6,286)	—	(61,881)
Increase in restricted cash	(114)	(4,187)	—
Net cash used in investing activities	(213,187)	(110,464)	(181,476)
Cash flows from financing activities:
Principal repayments of long-term debt	(720,390)	(89,905)	(711,419)
Proceeds from issuance of debt	631,994	155,000	693,225
Debt extinguishment premium and cost	—	—	(19,927)
Proceeds from common stock issuance	15,814	5,995	9,349
Net proceeds from issuance of units in subsidiary	120,693	—	—
Interest rate swap agreement settlement	—	—	(3,067)
Debt issuance costs	(2,821)	(5,399)	(2,456)
Purchase of treasury stock	(36,833)	(100,000)	—
Payments on capital lease agreements	(77)	(425)	(1,294)
Net cash provided by (used in) financing activities	8,380	(34,734)	(35,589)
Effect of exchange rate changes on cash and cash equivalents	331	864	543
Net increase (decrease) in cash and cash equivalents	7,735	539	(82,466)
Cash and cash equivalents at beginning of period	39,262	38,723	121,189
Cash and cash equivalents at end of period	$46,997	$39,262	$38,723
Supplemental disclosure of cash flow information:
Cash paid for interest	$56,224	$41,697	$67,779
Cash paid for income taxes	$11,222	$6,425	$13,457

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$46,099	$39,262
Restricted cash	4,301	4,187
Accounts receivable, net of allowance for bad debts of $4,686 and $3,616 as of December 31, 2006 and 2005, respectively	193,968	121,642
Inventories, net of reserve for obsolescence of $9,158 and $10,896 as of December 31, 2006 and 2005, respectively	175,812	108,273
Deferred income taxes	7,310	7,447
Other	21,800	19,787
Total current assets	449,290	300,598
Contract compression equipment	1,715,266	1,567,470
Other property	199,835	167,946
Accumulated depreciation and amortization	(468,591)	(375,575)
Net property, plant and equipment	1,446,510	1,359,841
Goodwill	412,122	403,261
Note receivable – affiliate	78,063	100,277
Derivative financial instruments	7,269	6,954
Other assets	25,942	24,641
Total assets	$2,419,196	$2,195,572
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable, trade	$92,063	$55,014
Accrued liabilities	61,315	43,796
Unearned revenue	93,332	36,367
Accrued interest	3,472	2,458
Current portion of long-term debt and capital lease obligations	14,916	18,249
Total current liabilities	265,098	155,884
Capital lease obligations	—	285
Long-term debt	778,638	904,807
Deferred income taxes	207,254	186,729
Derivative financial instruments	5,528	6,006
Other liabilities	12,013	10,369
Total liabilities	1,268,531	1,264,080
Commitments and contingencies (Note 12)
Minority interest	122,080	—
Stockholder’s equity:
Common stock, $10 par value, 5.0 shares authorized, 4.9 issued and outstanding as of December 31, 2006 and 2005	49	49
Additional paid-in capital	750,838	745,876
Accumulated other comprehensive loss	(11,764)	(12,428)
Retained earnings	289,462	197,995
Total stockholder’s equity	1,028,585	931,492
Total liabilities and stockholder’s equity	$2,419,196	$2,195,572

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Twelve Months Ended December 31, 2006	Nine Months Ended December 31, 2005	Twelve Months Ended March 31, 2005
Revenue:
Domestic contract compression	$398,189	$248,414	$296,239
International contract compression	142,448	94,831	102,167
Fabrication	215,825	143,710	213,994
Aftermarket services	191,245	126,692	150,670
Total revenue	947,707	613,647	763,070
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Domestic contract compression	143,871	88,158	109,374
International contract compression	36,396	23,756	23,719
Fabrication	186,464	129,519	198,709
Aftermarket services	152,325	100,879	121,014
Depreciation and amortization	122,701	79,899	93,797
Selling, general and administrative	118,762	65,269	75,756
Interest expense, net	57,187	40,221	64,188
Interest income from affiliate	(5,730)	(277)	—
Debt extinguishment costs	1,125	—	26,543
Gain on termination of interest rate swap agreements	—	—	(3,197)
Asset impairment expense	—	—	3,080
Foreign currency (gain) loss	(645)	(692)	389
Minority interest	1,354	—	—
Other (income) loss, net	(1,928)	216	(1,125)
Total costs and expenses	811,882	526,948	712,247
Income before income taxes	135,825	86,699	50,823
Income tax expense	44,358	31,150	17,213
Net income	$91,467	$55,549	$33,610

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

AND COMPREHENSIVE INCOME

(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, March 31, 2004	$49	$725,694	$108,836	$(35,344)	$799,235
Capital contribution from stockholder		11,599			11,599
Comprehensive income:
Net income			33,610
Foreign currency translation adjustment, net of tax				8,415
Interest rate swap agreement gain, net of tax				8,813
Total comprehensive income					50,838
Balance, March 31, 2005	$49	$737,293	$142,446	$(18,116)	$861,672
Capital contribution from stockholder		8,583			8,583
Comprehensive income:
Net income			55,549
Foreign currency translation adjustment, net of tax				6,659
Interest rate swap agreement loss, net of tax				(971)
Total comprehensive income					61,237
Balance, December 31, 2005	$49	$745,876	$197,995	$(12,428)	$931,492
Capital contribution from stockholder		4,962			4,962
Comprehensive income:
Net income			91,467
Foreign currency translation adjustment, net of tax				1,174
Interest rate swap agreement gain, net of tax				(510)
Total comprehensive income					92,131
Balance, December 31, 2006	$49	$750,838	$289,462	$(11,764)	$1,028,585

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Twelve Months Ended December 31, 2006	Nine Months Ended December 31, 2005	Twelve Months Ended March 31, 2005
Cash flows from operating activities:
Net income	$91,467	$55,549	$33,610
Adjustments to reconcile net income to cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	122,701	79,899	93,797
Minority interest	1,354	—	—
Non-cash gain from interest rate swap agreement settlement	—	—	(3,197)
Loss on early extinguishment of debt	1,125	—	26,543
Loss on asset impairment	—	—	3,080
Gain on asset sales	(1,202)	(92)	(1,972)
Amortization of debt issuance costs	1,941	1,671	3,974
Stock-based compensation expense	7,441	1,322	965
Increase (decrease) in deferred taxes	28,178	25,085	8,213
(Increase) decrease in other assets	(7,623)	(5,898)	(7,114)
(Increase) decrease in receivables	(68,730)	(4,212)	(35,847)
(Increase) decrease in inventories	(67,224)	(12,582)	(2,204)
Increase (decrease) in accounts payable	35,188	(2,928)	12,489
Increase (decrease) in accrued liabilities	15,340	6,331	428
Increase (decrease) in unearned revenue	56,965	4,166	6,605
Increase (decrease) in accrued interest	1,014	(3,438)	(5,314)
Net cash provided by operating activities	217,935	144,873	134,056
Cash flows from investing activities:
Additions to property, plant and equipment	(219,309)	(118,085)	(143,665)
Proceeds from sale of property, plant and equipment	12,522	11,808	24,070
Cash paid for acquisitions, net of cash acquired	(6,286)	—	(61,881)
Payment from (loans to) affiliate on notes receivable	9,359	(100,000)	—
Increase in restricted cash	(114)	(4,187)	—
Net cash used in investing activities	(203,828)	(210,464)	(181,476)
Cash flows from financing activities:
Principal repayments of long-term debt	(720,390)	(89,905)	(711,419)
Proceeds from issuance of debt	594,994	155,000	693,225
Debt extinguishment premium and cost	—	—	(19,927)
Capital contribution from stockholder	—	5,995	9,349
Net proceeds from issuance of units in subsidiary	120,693	—	—
Interest rate swap agreement settlement	—	—	(3,067)
Debt issuance costs	(2,821)	(5,399)	(2,456)
Payments on capital lease agreements	(77)	(425)	(1,294)
Net cash (used in) provided by financing activities	(7,601)	65,266	(35,589)
Effect of exchange rate changes on cash and cash equivalents	331	864	543
Net increase (decrease) in cash and cash equivalents	6,837	539	(82,466)
Cash and cash equivalents at beginning of period	39,262	38,723	121,189
Cash and cash equivalents at end of period	$46,099	$39,262	$38,723
Supplemental disclosure of cash flow information:
Cash paid for interest	$56,173	$41,697	$67,779
Cash paid for income taxes	$11,222	$6,425	$13,457

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.

UNIVERSAL COMPRESSION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

Organization

These notes apply to the consolidated financial statements of both Universal Compression Holdings, Inc. (“Holdings”) and Universal Compression, Inc. (“Universal”) and their subsidiaries. The term “Company” will be used if a statement is applicable to both Holdings and Universal.  Holdings is a holding company, which conducts its operations through its wholly-owned subsidiary, Universal.

Nature of Operations

The Company is the second largest natural gas compression services company in the world in terms of compressor fleet horsepower, with a fleet as of December 31, 2006 of approximately 7,100 compressor units comprising approximately 2.7 million horsepower.  Natural gas compression is a mechanical process whereby a volume of natural gas at an existing pressure is increased to a desired higher pressure for transportation from one point to another, and is essential to the transportation and production of natural gas. Compression is typically required several times during the natural gas production and transportation cycle, including: (1) at the wellhead; (2) throughout gathering and distribution systems; (3) into and out of processing and storage facilities; and (4) along intrastate and interstate pipelines.  The Company provides a full range of natural gas compression services and products including sales, operations, maintenance and fabrication to the natural gas industry, both domestically and internationally.

Initial Public Offering of Subsidiary Company

In October 2006, a subsidiary of the Company, Universal Compression Partners, L.P. (along with its subsidiaries the “Partnership”), completed an initial public offering of 6,325,000 common units at a price of $21.00 per unit, representing limited partner interests in the Partnership, including 825,000 common units sold pursuant to the exercise of the underwriters’ overallotment option. All of the units were issued by the Partnership.  The Partnership was formed to provide natural gas contract compression services to customers throughout the United States (“U.S.”). A subsidiary of the Company is the general partner of the Partnership.

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

The common units sold to the public represent a 49% limited partner interest in the Partnership. The Company owns the remaining equity interests in the Partnership.  The Company consolidates the financial position and results of operations of the Partnership.

The Company and the Partnership entered into an omnibus agreement, the terms of which include, among other things, the Company’s agreement to provide to the Partnership operational staff, corporate staff and support services, the terms under which the Company may sell to the Partnership newly fabricated equipment and under which it may transfer to and receive from the Partnership idle compression equipment and an agreement by the Company to provide caps on the amount of cost of sales and selling, general and administrative costs that the Partnership must pay.  The caps expire on December 31, 2008.

Principles of Consolidation

The accompanying consolidated financial statements include the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Results of Operations for Universal

Universal’s results of operations were identical to Holdings for the twelve months ended December 31, 2006, except as follows: Holdings’ income before taxes and income tax expense were $5.9 million and $2.1 million, respectively, lower than the corresponding amounts for Universal.  For the nine months ended December 31, 2005, the only differences were Holdings’ income before taxes and income tax expense were $0.3 million and $0.1 million, respectively, lower than the corresponding amounts for Universal.  Universal’s results of operations were identical to Holdings for the twelve months ended March 31, 2005.  The impact of these differences for purposes of disclosures is immaterial and therefore separate disclosures for Universal that would be impacted by these differences have not been presented in these notes.

Fiscal Year

In December 2005, Holdings’ board of directors approved a change to its fiscal year end from March 31 to December 31, effective in 2005.  As a result of this change, the Company is reporting a nine-month transition period ended December 31, 2005.  The fiscal year ended December 31, 2006 represents a twelve-month period.

Consolidated comparative financial data for the twelve months ended December 31, 2006 and 2005 and for the nine months ended December 31, 2005 and 2004 are summarized below (shares outstanding and earnings per share information is for Holdings only) (in thousands, except per share amounts).  Data for the twelve months ended December 31, 2005 is derived from the Company’s audited financial statements for the nine-month transition period ended December 31, 2005 and the Company’s unaudited financial statements for the three-month period ended March 31, 2005.  Data for the nine months ended December 31, 2004 is derived from the Company’s unaudited financial statements, which were presented in its Form 10-Q for the nine months ended December 31, 2004.

	Twelve Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2005	2004
		(Unaudited)		(Unaudited)
Revenue:
Domestic contract compression	$398,189	$325,332	$248,414	$219,321
International contract compression	142,448	123,570	94,831	73,428
Fabrication	215,825	191,747	143,710	165,957
Aftermarket services	191,245	166,634	126,692	110,728
Total revenue	947,707	807,283	613,647	569,434
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense:
Domestic contract compression	143,871	117,398	88,158	80,134
International contract compression	36,396	30,723	23,756	16,752
Fabrication	186,464	174,515	129,519	153,713
Aftermarket services	152,325	134,160	100,879	87,733
Depreciation and amortization	122,701	104,289	79,899	69,407
Selling, general and administrative	118,762	85,341	65,269	55,684
Interest expense, net	57,349	54,617	40,221	49,792
Debt extinguishment costs	1,125	26,068	—	475
Gain on termination of interest rate swap agreements	—	—	—	(3,197)
Asset impairment expense	—	3,080	—	—
Foreign currency (gain) loss	(645)	(589)	(692)	286
Minority interest	1,354	—	—	—
Other (income) loss, net	(1,928)	(681)	216	(228)
Total costs and expenses	817,774	728,921	527,225	510,551
Income before income taxes	129,933	78,362	86,422	58,883
Income tax expense	42,277	27,483	31,053	20,783
Net income	$87,656	$50,879	$55,369	$38,100
Weighted average common and common equivalent shares outstanding:
Basic	29,911	31,799	31,773	31,330
Diluted	31,032	32,615	32,758	31,998
Earnings per share—Basic	$2.93	$1.60	$1.74	$1.22
Earnings per share—Diluted	$2.82	$1.56	$1.69	$1.19

Use of Estimates

In preparing the Company’s financial statements, management makes estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Actual results may differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash flows are computed using the indirect method.

Revenue Recognition

Revenue is recognized by the Company’s four reportable business segments using the following criteria: (a) persuasive evidence of an exchange arrangement exists; (b) delivery has occurred or services have been rendered; (c) the buyer’s price is fixed or determinable and (d) collectibility is reasonably assured.

Revenue from contract compression service is recorded when earned, which generally occurs monthly at the time the monthly compression service is provided to customers in accordance with the contracts. Aftermarket services revenue is recorded as products are delivered or services are performed for the customer. Fabrication revenue is recognized using the completed-contract method which recognizes revenue upon completion of the contract. This method is used because the typical contract is completed within two to three months.

Concentration of Credit Risk

Trade accounts receivable are due from companies of varying size engaged principally in oil and gas activities in the U.S. and in international locations including Canada, Latin America, Europe, Africa and the Asia Pacific region. The Company reviews the financial condition of customers prior to extending credit and periodically updates customer credit information. Payment terms are on a short-term basis and in accordance with industry standards. No single customer accounted for 10% or more of the Company’s revenue for the twelve months ended December 31, 2006, nine months ended December 31, 2005 and twelve months ended March 31, 2005. For the twelve months ended December 31, 2006, nine months ended December 31, 2005 and twelve months ended March 31, 2005, the Company wrote off bad debts, net of recoveries totaling $0.6 million, $0.6 million and $1.8 million, respectively.

Inventories

Inventories are recorded at the lower of average cost or market (net realizable value). Some items of compression equipment are acquired and placed in inventories for subsequent sale.

A reserve is recorded against inventory balances for estimated obsolescence. This reserve is based on specific identification and historical experience.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Depreciation for financial reporting purposes is computed on the straight-line basis using estimated useful lives. For compression equipment, depreciation begins with the first compression service.  The estimated useful lives as of December 31, 2006 were as follows:

Buildings	20-35 years
Compression equipment	5-30 years
Other properties and equipment	2-25 years

Maintenance and repairs are charged to expense as incurred. Overhauls and major improvements that increase the value or extend the life of contract compressor units are capitalized and depreciated over the estimated useful life of up to 6.5 years.

Depreciation expense for the twelve months ended December 31, 2006, nine months ended December 31, 2005 and twelve months March 31, 2005 was $122.0 million, $79.0 million and $92.7 million, respectively.

Property, plant and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable based upon undiscounted cash flows. Any impairment losses are measured based upon the excess of the carrying value over the fair value. Included within net income for the twelve months ended March 31, 2005 is a $3.1 million loss on the impairment of the Company’s Tulsa, Oklahoma fabrication facility due to the decision to permanently discontinue operations and dispose of this facility. The carrying value of this facility was written down to estimated market value, which was determined by the Company based upon recent appraisals at that time.

Goodwill

Goodwill and intangible assets acquired in connection with business combinations represent the excess of consideration over the fair value of tangible net assets acquired. Certain assumptions and estimates are employed in determining the fair value of assets acquired and liabilities assumed, as well as in determining the allocation of goodwill to the appropriate reporting unit.

The Company performs an impairment test for goodwill assets annually or earlier if indicators of potential impairment exist. The Company’s goodwill impairment test involves a comparison of the fair value of each of its reporting units with their carrying value. The fair value is determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models. In February 2006, the Company performed an impairment analysis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and determined that no impairment had occurred.  During the twelve months ended December 31, 2006, no event occurred or circumstances changed that would more likely than not reduce the fair value of a reporting unit below its carrying value.  As a result, an interim test for goodwill impairment between our annual test dates was not performed.  If for any reason the fair value of the goodwill or that of any of the Company’s reporting units declines below the carrying value in the future, the Company may incur charges for the impairment.

Note Receivable — Affiliate (Universal only)

In December 2005, Universal entered into a revolving loan agreement with Holdings.  The balance of loans to Holdings, including accrued interest, at December 31, 2006 and 2005 was $78.1 million and $100.3 million, respectively.  The revolving loan agreement and all accrued interest are due in December 2007.  The revolving loan agreement bears interest at LIBOR plus 1.00%. Holdings may borrow up to a total of $115 million during the term of the agreement.  Holdings can prepay amounts outstanding under the revolving loan agreement at anytime without penalty.  Universal has classified this note receivable as long-term due to Holdings having the ability and capacity to refinance the amount outstanding under the five-year $500 million revolving credit facility (see Note 5) entered into in October 2006.

Other Assets

Included in other assets are debt issuance costs, net of accumulated amortization, totaling approximately $15.5 million and $14.5 million at December 31, 2006 and 2005, respectively. Such costs are amortized over the period of the respective debt agreements on a straight-line method which approximates the effective interest method.

Warranty

The Company accrues amounts for estimated warranty claims based upon current and historical product warranty costs and any other related information known.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements.  That cost is measured based on the fair value of the equity or liability instruments issued.  Prior to 2006, the Company accounted for stock options in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”.  Under APB 25, stock option expense was not recognized in net income as the exercise price of stock options granted was equal to the market value of the stock on the date of grant.  The Company has previously provided footnote disclosure of pro forma net income and earnings per share amounts as if stock option expense had been recognized based on fair value.

The Company adopted SFAS No. 123R utilizing the modified prospective transition method.  As a result, prior periods have not been restated to reflect the impact of SFAS No. 123R.  For the twelve months ended December 31, 2006, the adoption of SFAS No. 123R impacted our results of operation by increasing stock-based compensation expense by $5.0 million ($3.4 million, net of tax) as compared to the expense that would have been recognized under APB 25.  The adoption of SFAS No. 123R decreased each of Holdings’ basic and diluted earnings per share for the twelve months ended December 31, 2006 by $0.11 per share.

Income Taxes

The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, all expected events are considered other than future enactments of changes in the tax laws or rates.

The Company provides compression services to a global market. As such, the Company is subject to taxation not only in the U.S. but also in numerous foreign jurisdictions. Having to consider these different jurisdictions complicates the estimate of future domestic and foreign source taxable income, which in turn determines the realizability of its deferred tax assets. Numerous judgments and assumptions are inherent in the determination of future domestic and foreign source taxable income, including assumptions on future operating conditions and asset utilization. The judgments and assumptions used to determine future taxable income are consistent with those used for other financial statement purposes.

Additionally, the Company must consider any prudent and feasible tax planning strategies that would minimize the amount of deferred tax liabilities recognized or the amount of any valuation allowance recognized against deferred tax assets. A tax planning strategy that the Company employs is the permanent reinvestment of the earnings of foreign subsidiaries. The assumptions related to the permanent reinvestment of the foreign earnings are analyzed and reviewed annually for changes in our international and domestic business outlook.

Foreign Currency Translation

The majority of the Company’s foreign subsidiaries have designated the local currency as their functional currency and, as such, gains and losses resulting from financial statement translation of foreign operations are included as a separate component of accumulated other comprehensive income (loss) within stockholders’ equity. Gains and losses from balances that are receivable or payable in currency other than functional currency are included in the consolidated statements of operations during the period incurred.

Fair Value of Financial Instruments

The Company’s financial instruments consist of trade receivables and payables (which have carrying values that approximate fair value) and long-term debt. The fair value of the Company’s revolving credit facilities (see Note 5) as of December 31, 2006 and 2005 are representative of their carrying values based upon variable rate terms. The fair value of the $175 million face value 7 1/4% senior notes approximated their carrying values of $171.5 million and $171.1 million at December 31, 2006 and 2005, respectively.   The carrying value of $186.7 and $200.0, respectively, for the notes under the asset-back securitization facility (“ABS facility”) approximated their fair values as of December 31, 2006 and 2005, respectively.  The estimated fair value amounts have been determined by the Company using appropriate valuation methodologies and information available to management as of December 31, 2006 and 2005.

Hedging and Use of Derivative Instruments

The Company utilizes interest rate swap agreements to hedge the exposure to variable cash flows on its floating rate debt (cash flow hedge) and hedge the exposure to changes in the fair value of its fixed rate debt (fair value hedge).  The swaps are not used for trading or speculative purposes.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the Company records these interest rate swap agreements on the balance sheet as either derivative assets or derivative liabilities measured at their fair value.  Fair value was estimated using a discounted cash flow approach.  These instruments qualify for hedge accounting as they either reduce the interest rate risk of the underlying hedged item and are designated as a cash flow hedge at inception or they reduce the risk related to changes in the fair value of the hedged item and are designated as a fair value hedge at inception. These swaps result in financial impacts that are inversely correlated to those of the items being hedged. Changes in the fair value of the swaps designated as cash flow hedges are deferred in accumulated other comprehensive loss, net of tax, to the extent the contracts are effective as hedges until settlement of the underlying hedged transaction. Changes in the fair value of the swaps designated as fair value hedges are recorded to interest expense in the period of change together with the offsetting gain or loss on the fair value of the underlying debt and any ineffective portion of the gain or loss is recognized in earnings.  To qualify for hedge accounting treatment, companies must formally document, designate and assess the effectiveness of the transactions. If the necessary correlation ceases to exist or if physical delivery of the hedged item becomes improbable, the Company would discontinue hedge accounting and apply mark-to-market accounting. Amounts paid or received from interest rate swap agreements are charged or credited to interest expense and matched with the cash flows and interest expense of the debt being hedged, resulting in an adjustment to the effective interest rate.

Environmental Liabilities

The costs to remediate and monitor environmental matters are accrued when such liabilities are considered probable and a reasonable estimate of such costs is determinable.

Minority Interests

Minority interest reflects the portion of the Partnership’s capital and earnings which are applicable to the 49% limited partnership interest not owned by the Company.

Earnings Per Share

Earnings per share, basic and diluted, is calculated for Holdings in accordance with SFAS No. 128, “Earnings per share.”  The only potentially dilutive securities issued by Holdings are stock options and unvested restricted stock grants, neither of which would impact the calculation of net income for dilutive earnings per share purposes.

The dilutive effect of stock options and unvested restricted stock grants outstanding for the twelve months ended December 31, 2006, nine months ended December 31, 2005 and twelve months ended March 31, 2005 were 1,121,000, 985,000, and 832,000 shares, respectively. For the twelve months ended December 31, 2006, nine months ended December 31, 2005 and twelve months ended March 31, 2005 outstanding stock options of zero, 194,000, and 239,000, respectively, were excluded from the computation of diluted earnings per share as the options’ exercise prices were greater than the average market price of the common stock for such periods.

New Accounting Pronouncements

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial statements.

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

In June 2006, the FASB’s Emerging Issues Task Force reached a consensus on Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” that concludes that the presentation of taxes within the Issue’s scope is an accounting policy decision that should be disclosed. If the taxes are reported on a gross basis, companies are required to disclose the amounts of those taxes if such amounts are deemed significant. This pronouncement is effective for interim and annual reporting periods beginning after December 15, 2006. The Company is evaluating this pronouncement to determine what disclosures will be required in its financial statements.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006.  The adoption of SAB 108 did not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS No. 159 will be effective for the Company on January 1, 2008.  The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its financial statements.

2. Goodwill and Intangible Assets

The Company’s acquisitions were accounted for as purchases and, accordingly, the results of operations of the acquired businesses are included in the accompanying financial statements from the dates of acquisition. Goodwill has been recognized for the amount of the excess of the purchase price over the fair value of the net assets acquired and is accounted for in accordance with SFAS No. 142.

The changes in the carrying amount of goodwill from March 31, 2005 to December 31, 2006, are as follows (in thousands):

	Domestic Contract Compression	International Contract Compression	Aftermarket Services	Fabrication	Total
Balance as of March 31, 2005	$261,752	$61,689	$48,795	$29,042	$401,278
Purchase price adjustments and other	—	97	892	—	989
Impact of foreign currency translation	—	994	—	—	994
Balance as of December 31, 2005	261,752	62,780	49,687	29,042	403,261
Acquisitions	—	—	8,541	—	8,541
Impact of foreign currency translation	—	320	—	—	320
Balance as of December 31, 2006	$261,752	$63,100	$58,228	$29,042	$412,122

During February 2006, the Company performed an impairment analysis on its goodwill in accordance with SFAS No. 142 and determined that no impairment had occurred.

At December 31, 2006 and 2005, the Company had intangible assets with a gross carrying value of $8.1 million and $8.6 million, respectively, which relate to acquired customer contracts and non-compete agreements. The carrying amount net of accumulated amortization at December 31, 2006 was $3.3 million. Intangible assets are amortized on a straight-line basis with useful lives ranging from 10 months to 15 years. Amortization expense was $0.7 million, $0.9 million and $1.1 million for the twelve months ended December 31, 2006, nine months ended December 31, 2005 and twelve months ended March 31, 2005, respectively.  In addition, the Company had an intangible asset with a gross carrying value of $0.4 million at December 31, 2006 related to an acquired registration certificate. This asset is not being amortized as it has been deemed to have an indefinite life.

3.  Business Acquisitions

In November 2004, the Company purchased the Canadian contract compression fleet of Hanover Compressor Company for $56.9 million in cash. As a result of the acquisition, the Company recorded $46.2 million in property, plant and equipment, $3.1 million in identifiable intangible assets and $7.6 million in goodwill. At the time of the acquisition, the acquired fleet totaled approximately 83,000 horsepower. The acquisition was funded by $50.0 million in borrowings under the revolving credit facility and $6.9 million in cash. The pro forma information set forth below assumes the acquisition is accounted for as if the purchase occurred at the beginning of the twelve months ended March 31, 2005. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated at that time (in thousands, except per share amounts):

	Twelve Months Ended March 31, 2005
	As Reported	Pro Forma as Adjusted
		(unaudited)
Revenue	$763,070	$771,288
Net income	33,610	36,199
Earnings per common share-basic	1.07	1.15
Earnings per common share-diluted	1.04	1.12

4. Inventories, Net

Inventories, net consisted of the following (in thousands):

	As of December 31,
	2006	2005
Raw materials	$83,688	$67,125
Work-in-progress	100,866	50,810
Finished goods	416	1,234
Total inventories	184,970	119,169
Reserve for obsolescence	(9,158)	(10,896)
Inventories, net	$175,812	$108,273

5. Long-Term Debt

The Company’s debt consisted of the following (in thousands):

	As of December 31,
	2006	2005
Notes due October 2025, bearing interest at a variable rate of LIBOR plus 0.74% (see “ABS Facility” below) (1)	$186,667	$200,000
Senior notes, bearing interest at 7 1/4% per annum, due 2010 (see“7 1/4% Senior Notes” below) (2)	171,516	171,078
Seven-year term loan due February 2012, bearing interest at a variable rate of LIBOR plus 1.50% (see “2005 Credit Facility” below) (3)	—	471,812
Revolving credit facility due 2010, bearing interest at a variable rate of LIBOR plus 1.25% (see “2005 Credit Facility” below)	—	80,000
Revolving credit facility due 2011, bearing interest at a variable rate of LIBOR plus 1.00% (see “2006 Credit Facility” below) (4)	347,000	—
Revolving credit facility of the Partnership due 2011, bearing interest at a variable rate of LIBOR plus 1.25% (see “Partnership Credit Facility” below) (5)	125,000	—
Total debt	830,183	922,890
Less current maturities	14,545	18,083
Total long-term debt	$815,638	$904,807

(1)                                  As of December 31, 2006, approximately $168.0 million of this facility had LIBOR effectively fixed at 4.94% through the use of interest rate swap agreements.

(2)                                 Face value outstanding is $175.0 million as of December 31, 2006 and 2005.  Of the amount outstanding as of December 31, 2006 and 2005, $100.0 million had been hedged through interest rate swap agreements which hedge the change in the fair value of the debt.  As a result, changes in the fair value of the portion of the debt that is hedged are recorded as adjustments to the carrying value of the debt (see Note 1 “Hedging and Use of Derivative Instruments”).

(3)                                  LIBOR was fixed at a weighted average rate of 4.02% for $300.0 million of this debt through the use of interest rate swap agreements as of December 31, 2005.

(4)                                  LIBOR is fixed at a weighted average rate of 4.02 % for $300.0 million of this debt through the use of interest rate swap agreements as of December 31, 2006.

(5)                                  LIBOR is fixed at a weighted average rate of 5.28% for $125.0 million of this debt through the use of an interest rate swap agreement as of December 31, 2006.

ABS Facility

In February 2001, the Company entered into a $200.0 million asset-backed securitization operating facility (the “ABS facility”). In October, 2005, the Company completed the planned restructuring of the ABS facility. Under the restructured ABS facility, the notes will amortize based on the revenues of the secured assets, which is expected to result in a fourteen year amortization.  The Company has pledged compression equipment with a carrying value of $242.8 million as of December 31, 2006 as collateral for the ABS facility.  Under the ABS facility, the Company had $4.3 million of restricted cash as of December 31, 2006.

7 1/4% Senior Notes

In May 2003, the Company issued $175.0 million of 7 1/4% senior notes. The net proceeds from the sale, together with other available funds, were used to repurchase or redeem the outstanding $229.8 million of 9 7/8% senior discount notes due 2008.

2005 Credit Facility

In January 2005, Holdings, Universal and their wholly-owned subsidiary, UC Canadian Partnership Holdings Company, closed a $650.0 million senior secured credit facility (the “2005 Credit Facility”) with a syndicate of lenders and financial institutions consisting of a $250.0 million, five-year revolving credit facility and a $400.0 million seven-year term loan.  In

October 2006, all amounts outstanding under the 2005 Credit Facility were repaid using $330 million advanced under the 2006 Credit Facility, together with debt assumed by the Partnership in connection with its initial public offering and proceeds received from the redemption by the Partnership of 825,000 common units representing limited partner interests in the Partnership issued to the Company in connection with the initial public offering.  The 2005 Credit Facility was subsequently terminated.  The Company recorded a write-off of unamortized debt issuance costs of $1.1 million in 2006 associated with the termination of the 2005 Credit Facility.

The 2005 Credit Facility bore interest, if the borrowings were in U.S. dollars, at the Company’s option, of a base rate or LIBOR plus a margin or, if the borrowings were in Canadian dollars, at the Company’s option, of Canadian prime rate plus a variable amount depending on its leverage ratio or the CDOR rate plus a specified amount depending on the lender. The 2005 Credit Facility was secured by substantially all of the domestic assets of the Company (except for the assets pledged to the ABS facility), as well as all the capital stock of the direct and indirect U.S. subsidiaries of Universal and 65% of the capital stock of Universal’s first tier foreign subsidiaries.

In September 2005, the Company entered into an amendment to the 2005 Credit Facility (the “Amendment”). The Amendment, among other things, reduced the interest rate applicable to the Company’s seven-year term loan by 0.25%, resulting in a rate of LIBOR plus 1.50% and reduced the borrowing capacity under the revolving credit facility by $75.0 million to $175.0 million. In addition, under the terms of the Amendment, in October 2005, $75.0 million of the Company’s outstanding revolving credit facility balance was funded to the seven-year term loan.

The Company used approximately $508.6 million under the 2005 Credit Facility, together with $100 million under the ABS facility, to repay and redeem the outstanding $522.0 million under the then outstanding operating facility and to repay $50.0 million in debt under the Company’s now terminated $125.0 million revolving credit facility. Due to this early extinguishment of debt, the Company recognized expenses of $26.1 million in the twelve months ended March 31, 2005 consisting primarily of redemption premiums of $19.5 million and the write-off of unamortized debt issuance costs of $6.6 million.

2006 Credit Facility

On October 20, 2006, Holdings, and three of its wholly owned subsidiaries, Universal (together with Holdings the “US Borrowers”) and UC Canadian Partnership Holdings Company and Universal Compression Canada, Limited Partnership (together with the US Borrowers, the “Borrowers”), entered into a senior secured credit agreement (the “2006 Credit Facility”).  The new credit facility under the credit agreement consists of a five-year $500 million revolving credit facility.  Borrowings under the credit agreement are secured by substantially all of the personal property assets of the US Borrowers and a mortgage of the Borrowers’ Houston, Texas real property. In addition, all of the capital stock of the domestic restricted subsidiaries, except for subsidiaries used in connection with the ABS facility, and 65% of the capital stock of the first tier foreign subsidiaries has been pledged to secure the obligations under the credit agreement. The new credit facility is not secured by the capital stock of the Partnership or any assets owned by the Partnership.

At December 31, 2006, approximately $28.8 million of letters of credit were outstanding.

Under the 2006 Credit Facility, the Borrowers are subject to certain limitations, including limitations on their ability: to incur additional debt or sell assets, with restrictions on the use of proceeds; to make certain investments and acquisitions; to grant liens; and to pay dividends and distributions. In addition, the Borrowers will be required to pay down the facility under certain circumstances if they sell certain assets or property. The credit agreement contains certain affirmative covenants to provide guarantees from any domestic subsidiary with gross assets exceeding $50 million. The Borrowers are also subject to financial covenants which include a total leverage ratio (total debt of the Borrowers to earnings before interest, taxes, depreciation, amortization and certain other non-cash expenses), an interest coverage ratio (earnings before interest, taxes, depreciation, amortization and certain other non-cash expenses to total interest expense of the Borrowers) and a senior secured leverage ratio (total senior secured debt of the Borrowers to earnings before interest, taxes, depreciation, amortization and certain other non-cash expenses).   For the purposes of calculating the foregoing required ratios, the debt, interest expense and earnings of the Partnership are excluded and cash distributions actually received by the Borrowers from the Partnership are included as additional earnings.

Partnership Credit Facility

On October 20, 2006, the Partnership, as guarantor, and UC Operating Partnership, L.P., a wholly owned subsidiary of the Partnership (“Operating Partnership” and together the “Partnership Borrowers”), entered into a senior secured credit agreement.   The new credit facility under the credit agreement consists of a five-year $225 million revolving credit facility, of which approximately $125 million was drawn at the closing of its initial public offering. Borrowings under the credit agreement are secured by substantially all of the personal property assets of the Partnership Borrowers. In addition, all of the capital stock of the Partnership’s domestic restricted subsidiaries has been pledged to secure the obligations under the credit agreement.

The Operating Partnership used approximately $125 million advanced under the credit agreement to repay indebtedness assumed by the Operating Partnership and the Partnership from the Company in connection with the Operating Partnership’s acquisition of a portion of the Company’s domestic contract compression business.

Under the credit agreement, the Operating Partnership and the Partnership are subject to certain limitations, including limitations on their ability: to incur additional debt or sell assets, with restrictions on the use of proceeds; to make certain investments and acquisitions; to grant liens; and to pay dividends and distributions. The Partnership Borrowers are also subject to financial covenants which include a total leverage ratio (total debt of the Partnership Borrowers to earnings before interest, taxes, depreciation, amortization and certain other non-cash expenses) and an interest coverage ratio (earnings before interest, taxes, depreciation, amortization and certain other non-cash expenses to total interest expense of the Partnership Borrowers).

Debt Restrictions and Other Terms

Certain of Holdings’ subsidiaries have restrictions on their ability to pay dividends and make intercompany loans and advances pursuant to their financing arrangements. The amount of restricted net assets of Holdings’ subsidiaries as of December 31, 2006 is approximately $808.8 million.

The Company has pledged property and compression equipment with a carrying value of $938.0 million and $166.0 million as of December 31, 2006 as collateral for the 2006 Credit Facility and the Partnership’s credit facility, respectively.

Covenants in our credit facilities require that we maintain various financial ratios.  As of December 31, 2006, the Company was in compliance with all financial covenants.

Maturities of Long-Term Debt

The maturities of long-term debt outstanding as of December 31, 2006 for the twelve months ending December 31 of the periods indicated are shown below (in thousands).  We expect to pay these principal payments through cash generated by operations and debt refinancing activity.

2007	$14,545
2008	14,545
2009	14,545
2010	186,062
2011	486,545
Thereafter	113,941
Total	$830,183

6. Capital Leases

Property, plant and equipment include the following amounts for capitalized leases (in thousands):

	As of December 31,
	2006	2005
Compression equipment	$720	$563
Less accumulated depreciation	(144)	(212)
Net assets under capital leases	$576	$351

Future minimum lease payments under non-cancelable capital leases as of December 31, 2006 are $0.3 million and are payable in 2007.

7. Income Taxes

The components of income before income taxes were as follows (in thousands):

	Twelve Months Ended December 31,	Nine Months Ended December 31,	Twelve Months Ended March 31,
	2006	2005	2005

United States	$72,030	$52,363	$20,211
Foreign	57,903	34,059	30,612
Consolidated income before income taxes	$129,933	$86,422	$50,823

Income tax expense consisted of the following (in thousands):

	Twelve Months Ended	Nine Months Ended	Twelve Months Ended
	December 31,	December 31,	March 31,
	2006	2005	2005
Current:
U.S. Federal	$1,260	$372	$—
State	54	39	—
Foreign	14,809	6,963	9,069
Total current	16,123	7,374	9,069

Deferred:
U.S. Federal	22,558	17,624	5,178
State	431	2,427	888
Foreign	3,165	3,628	2,078
Total deferred	26,154	23,679	8,144
Total income tax expense	$42,277	$31,053	$17,213

A reconciliation of the provision for income taxes and the amount computed by applying the U.S. federal statutory income tax rate to income before taxes is as follows (in thousands):

	Twelve Months Ended	Nine Months Ended	Twelve Months Ended
	December 31,	December 31,	March 31,
	2006	2005	2005
Income tax expense at the U.S. federal statutory rate of 35%	$45,477	$30,248	$17,790
State taxes	445	1,468	671
Foreign taxes (benefit)	(4,657)	(984)	(306)
Non-deductible expenses (benefit) and other	1,012	321	(942)
Total income tax expense	$42,277	$31,053	$17,213

In 2006, the State of Texas enacted a law which modifies its existing franchise tax.  The tax is considered an income tax and is accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.”  As a result, the Company recorded a deferred tax asset and related deferred tax benefit of $0.8 million.

In 2006, the U.S. Congress passed the Tax Increase Prevention and Reconciliation Act of 2005.  This Act had the impact of reducing the Company’s Subpart F income from applying a new look-through rule between related controlled foreign corporations.  As a result, the Company recorded a reduction in its deferred tax liability and a related deferred tax benefit of $1.6 million.

In May and June 2006, reductions in the Alberta, Canada and Canadian federal income tax rates were enacted.  As a result, the Company recorded a reduction of its deferred tax liability and a deferred tax benefit of $1.6 million.

Deferred income tax balances are the direct effect of taxable temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the taxes are actually paid or recovered.  The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are (in thousands):

	As of December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$106,421	$134,688
AMT credits	1,619	411
Accrued reserves	6,662	7,447
Foreign tax credits	17,855	4,150
Other	16,497	12,357
Subtotal	149,054	159,053
Valuation allowances	(12,941)	(890)
Total deferred tax assets	136,113	158,163
Deferred tax liabilities:
Depreciation differences on properties and equipment	(290,456)	(326,937)
Basis difference in the Partnership	(20,673)	—
Other	(22,807)	(10,411)
Total deferred tax liabilities	(333,936)	(337,348)
Net deferred tax liability	$(197,823)	$(179,185)

At December 31, 2006, the Company had U.S. federal net operating loss carryforwards of approximately $268.3 million that are available to offset future taxable income.  Annual utilization of the carryforwards could be limited by Section 382 of the Internal Revenue Code of 1986, as amended.  If not utilized, the carryforwards will begin to expire in 2020.  The Company also had available net operating loss carryforwards applicable to its non-U.S. subsidiaries of approximately $21.4 million, with certain of those carryforwards beginning to expire in 2007.  Foreign tax credits of $17.9 million and AMT credits of $1.6 million are available to the Company to offset future payments of U.S. federal income tax.  The foreign tax credits will expire in varying amounts beginning in 2015, whereas the AMT credits may be carried forward indefinitely under current U.S. law.

The Company records valuation allowances when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions.  The increase in valuation allowances recorded in 2006 relates to foreign tax credits and loss carryforwards of certain non-U.S. subsidiaries of $10.9 million and $1.1 million, respectively.

The Company has not provided U.S. or additional foreign taxes on the indefinitely (or permanently) reinvested cumulative earnings of approximately $189.1 million generated by its non-U.S. subsidiaries.  Such earnings are from ongoing operations which will be used to fund growth in the non-U.S. subsidiaries’ countries as well as future international expansion.  It is not practical to determine the additional amount of taxes that would be payable if such earnings were not indefinitely reinvested.

During 2006, the Company recognized a deferred tax liability for the taxable temporary difference related to the excess of the book value of its investment in the Partnership over its related tax basis in the Partnership.

8. Stock-Based Compensation

The following table presents the stock-based compensation expense included in the Company’s results of operations (in thousands):

	Twelve Months Ended	Nine Months Ended	Twelve Months Ended
	December 31,	December 31,	March 31,
	2006	2005	2005
Stock options, unit options and phantom units	$4,593	$—	$—
Restricted stock	2,395	1,322	965
Unit appreciation rights	19	—	—
Employee stock purchase plan	434	—	—
Total stock-based compensation expense	7,441	1,322	965
Income tax benefit	(2,423)	(475)	(328)
Total after-tax stock-based compensation expense	$5,018	$847	$637

There was no stock-based compensation cost capitalized during the twelve months ended December 31, 2006, nine months ended December 31, 2005 and twelve months ended March 31, 2005.

Stock options

The Incentive Stock Option Plan (the “ISO Plan”) authorizes the Company to grant stock options to its employees, consultants and directors.  The Company utilizes stock options under the ISO Plan in order to motivate and retain key employees.  In July 2004, an amendment to the ISO Plan was approved, increasing by 1,000,000 the number of shares of common stock available for grant under the ISO Plan from 5,012,421 shares to 6,012,421 shares to allow the continuation of this long-term incentive program.  Options generally vest over the following time period:

Year 1	33 1/3%
Year 2	33 1/3%
Year 3	33 1/3%

Under the ISO Plan, options to purchase common stock may be granted until 2011. Options are granted at fair market value at the date of grant, are exercisable in installments beginning one year from the date of grant, and expire ten years after the date of grant.

The weighted average fair values at date of grant for options granted during the twelve months ended December 31, 2006, nine months ended December 31, 2005 and twelve months ended March 31, 2005 were $18.22, $14.30 and $15.51, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

	Twelve Months Ended	Nine Months Ended	Twelve Months Ended
	December 31,	December 31,	March 31,
	2006	2005	2005
Expected life in years	6	5	6
Risk-free interest rate	4.72%	4.06%	4.16%
Volatility	33.15%	33.30%	40.77%
Dividend yield	0.00%	0.00%	0.00%

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

The following table presents stock option activity for the twelve months ended December 31, 2006 (remaining life in years, intrinsic value in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Options outstanding, December 31, 2005	2,219,014	$25.92
Granted	318,550	43.87
Exercised	(623,439)	22.96
Cancelled	(19,839)	31.90
Options outstanding, December 31, 2006	1,894,286	$29.85	6.3	$61,114
Options exercisable at December 31, 2006	1,385,234	$26.13	5.5	$49,843

Intrinsic value is the difference between the market value of the Company’s stock and the exercise price of each option multiplied by the number of options outstanding.  The total intrinsic value of stock options exercised during the twelve months ended December 31, 2006, nine months ended December 31, 2005 and twelve months ended March 31, 2005 was $22.1 million, $4.6 million and $7.6 million, respectively.  The total grant date fair value of stock options that vested during the twelve months ended December 31, 2006, nine months ended December 31, 2005 and twelve months ended March 31, 2005 was $4.5 million, $3.3 million and $5.0 million, respectively.  As of December 31, 2006, $5.6 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over the weighted-average period of 1.8 years.

Cash received from stock option exercises during the twelve months ended December 31, 2006, nine months ended December 31, 2005 and twelve months ended March 31, 2005 was $14.3 million, $5.2 million and $8.4 million, respectively.  The actual tax benefit realized for the tax deductions for option exercises of the share-based payment arrangements for the twelve months ended December 31, 2006, nine months ended December 31, 2005 and twelve months ended March 31, 2005 totaled $7.8 million, $1.6 million and none, respectively.

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

The following table presents restricted stock activity for the twelve months ended December 31, 2006:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested restricted stock, December 31, 2005	242,194	$33.01
Granted	143,397	44.42
Vested	(39,250)	26.18
Cancelled	(6,275)	43.49
Non-vested restricted stock, December 31, 2006	339,362	$38.38

The total grant date fair value of restricted stock that vested during the twelve months ended December 31, 2006, nine months ended December 31, 2005 and twelve months ended March 31, 2005 was $1.1 million, $0.6 million and $0.7 million, respectively. As of December 31, 2006, $8.9 million of unrecognized compensation cost related to non-vested restricted stock is expected to be recognized over the weighted-average period of 3.6 years.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) is intended to encourage employees to participate in the Company’s growth by providing them the opportunity to acquire an interest in the Company’s long-term performance and success through the purchase of shares of common stock at a price typically less than fair market value. In 2001, the Company’s stockholders approved the ESPP, under which 250,000 shares of the Company’s common stock could be purchased by employees.  In 2006, the Company’s stockholders approved an amendment to the ESPP, increasing the aggregate number of shares of the Company’s common stock reserve for issuance under the ESPP from 250,000 shares to 500,000 shares.  An employee is eligible to participate after completing 90 days of employment. Each quarter, an eligible employee may elect to withhold up to 10% of his or her eligible pay to purchase shares of the Company’s common stock at a price equal to 85% to 100% of the fair market value of the stock as of the first trading day of the quarter or the last trading day of the quarter, whichever is lower. The ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, except as otherwise extended by authorizing additional shares under the ESPP. At December 31, 2006, 290,051 shares remained available for purchase under the ESPP.  Under SFAS No. 123R, the Company’s ESPP plan is compensatory, and as a result, the amount of the discount from the fair market value of the stock price at the end of the quarter received by the employee upon purchase of the stock is recorded as expense in that quarter.

Unit Appreciation Rights

During December 2006, the Company issued 332,143 unit appreciation rights (“UARs”) to certain employees.  These UARs entitle the holder to receive a payment from the Company in cash equal to the excess of the fair market value of a common unit of the Partnership on the date of exercise over the exercise price.  These UARs vest on January 1, 2009 and expire on March 15, 2010.  As of December 31, 2006, all UARs were still outstanding.

As the holders of the UARs will receive a cash payment from the Company, these awards have been recorded as a liability and the Company is required to remeasure the fair value of these awards at each reporting date under the guidance of SFAS No. 123R.  At December 31, 2006, the fair value of each UAR was $2.31 and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

December 31,
2006
Expected life in years	2.61
Risk-free interest rate	4.79%
Volatility	13.70%
Dividend yield	5.22%

The expected life represents the period of time the UARs are expected to be outstanding prior to exercise and is based on the simplified model.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the time of remeasurement for a period commensurate with the estimated expected life of the UARs.  Expected volatility is based on the historical volatility of comparable partnerships’ units over the most recent period commensurate with the expected life of the

UAR and other factors.  The dividend yield is the expected dividend rate that will be paid out on the underlying units during the expected term of the options.   Under SFAS No. 123R, the Company is required to record compensation cost from unit-based compensation utilizing an estimated forfeiture rate.  Historical data related to forfeitures experienced by the Company was used to estimate forfeiture rates.

The following table presents UAR activity for the twelve months ended December 31, 2006 (remaining life in years, intrinsic value in thousands):

	UARs	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
UARs outstanding, December 31, 2005	—	$—
Granted	332,143	25.94
UARs outstanding, December 31, 2006	332,143	$25.94	3.21	$299

As of December 31, 2006, no UARs were exercisable.

Intrinsic value is the difference between the market value of the Partnership’s common units and the exercise price of each UAR multiplied by the number of UARs outstanding.  As of December 31, 2006, $0.7 million of unrecognized compensation cost related to non-vested UARs is expected to be recognized over the weighted-average period of two years.

Partnership Long-Term Incentive Plans

The Partnership has a long-term incentive plan that was adopted by UCO GP, LLC, the general partner of the general partner of the Partnership, in October, 2006, for its employees, directors and affiliates who perform services for the Partnership.  The long-term incentive plan currently permits the grant of awards covering an aggregate of 625,000 common units, common unit options, restricted units and phantom units.  The long-term incentive plan is administered by the board of directors of UCO GP, LLC or a committee thereof (the “plan administrator”).

Unit options will have an exercise price that is not less than the fair market value of the units on the date of grant and will become exercisable over a period determined by the plan administrator.  Phantom units are notional units that entitle the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of the plan administrator, cash equal to the fair value of a common unit.

During the twelve months ended December 31, 2006, the Partnership granted 593,572 unit options and 5,607 phantom units.  The unit options vest on January 1, 2009 and have a contractual life of three years.  The phantom units will vest and settle on January 1, 2009.

The weighted average fair value at date of grant for unit options and phantom units granted during the twelve months ended December 31, 2006 was $1.66 and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Twelve Months Ended
December 31,
2006
Expected life in years	2.63
Risk-free interest rate	4.72%
Volatility	14.47%
Dividend yield	5.95%

The expected life represents the period of time the unit options are expected to be outstanding prior to exercise and is based on the simplified model.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for a period commensurate with the estimated expected life of the unit options.  Expected volatility is based on the historical volatility of comparable partnerships’ units over the most recent period commensurate with the expected life of the unit options and other factors.  The dividend yield is the expected dividend rate that will be paid out on the underlying units during the expected term of the options.  The phantom units were granted distribution equivalent rights and, as a result, a dividend yield was not used in the calculation of their fair value.  Under SFAS No. 123R, the Partnership is required to record compensation cost from unit-based compensation utilizing an estimated forfeiture rate.  Historical data related to forfeitures experienced by the Company was used to estimate forfeiture rates.

The following table presents unit option and phantom unit activity for the twelve months ended December 31, 2006 (remaining life in years, intrinsic value in thousands):

	Unit Options and Phantom Units	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Unit options and phantom units outstanding, December 31, 2005	—	$—
Granted	599,179	23.74
Unit options and phantom units outstanding, December 31, 2006	599,179	$23.74	3.01	$1,858

As of December 31, 2006, no unit options or phantom units were exercisable.

Intrinsic value is the difference between the market value of the Partnership’s units and the exercise price of each unit option multiplied by the number of options outstanding.  As of December 31, 2006, $0.9 million of unrecognized compensation cost related to non-vested unit options and phantom units is expected to be recognized over the weighted-average period of two years.

Pro Forma Results

The following table summarizes results as if we had recorded compensation expense under the provisions of SFAS No. 123 (earnings per share information is for Holdings only) (in thousands, except per share amounts):

	Nine Months Ended December 31, 2005	Twelve Months Ended March 31, 2005

Net income, as reported	$55,369	$33,610
Add: Stock-based compensation for restricted stock awards included in reported net income, net of tax	847	637
Deduct: Stock-based compensation determined under the fair value method, net of tax	(3,061)	(3,204)
Pro forma net income	$53,155	$31,043
Basic earnings per share:
As reported	$1.74	$1.07
Pro forma	$1.67	$0.99
Diluted earnings per share:
As reported	$1.69	$1.04
Pro forma	$1.62	$0.96

9. Employee Benefits Other Than Stock-Based Compensation

The Company has a defined contribution 401(k) plan that substantially all U.S.-based employees are eligible to participate in.  Prior to January 1, 2006, the Company made matching contributions under this plan in the form of Company stock equal to 50% of each participant’s contribution, with a maximum match of 3% of eligible pay.  Effective January 1, 2006, the matching formula for the 401(k) plan was amended to provide a match of 75% of the participant’s contribution, with a maximum match of 4.5% of eligible pay, for employees who have five or more years of service.  The match for employees with less than five years of service remains 50% of each participant’s contribution of up to 6%, with a maximum match of 3% of eligible pay.  For the twelve months ended December 31, 2006, nine months ended December 31, 2005 and twelve months ended March 31, 2005, the Company’s stock contributions to the plan of approximately 49,500 shares, 33,000 shares and 45,000 shares, respectively were valued at approximately $2.6 million, $1.2 million and $1.5 million, respectively.

The Employees’ Supplemental Savings Plan (“the ESSP”) provides executive officers and designated employees the opportunity to defer up to 25% of their eligible compensation that cannot be deferred under the existing 401(k) plan due to IRS limitations. Participants can also defer up to 100% of their bonuses. Prior to January 1, 2006 the Company matched 50% of the participant’s deferrals, with a maximum match of 3% of eligible pay. The vesting periods are generally the same as the 401(k) plan.  The Company’s matching contributions related to the ESSP have been in the form of common stock.  Effective January 1, 2006, the matching formula for the ESSP plan was amended to provide a match of 75% of the participant’s deferrals, with a maximum match of 4.5% of eligible pay, for employees who have five or more years of service.  The match for employees with less than five years of service remains 50% of each participant’s deferrals, with a maximum match of 3% of eligible pay.  Deferrals from bonuses are not eligible for the match.  The match limits of 3% and 4.5% are aggregate amounts and include both the 401(k) plan and the ESSP match amounts.

10. Stockholders’ Equity

In December 2005, Holdings entered into an underwriting agreement with Weatherford International Ltd. and J. P. Morgan Securities Inc., as sole underwriter, in connection with the offering of 6,750,000 shares of Holdings’ common stock by Weatherford.  Holdings did not sell any shares of common stock in connection with the offering and did not receive any of the proceeds from the sale of the shares by Weatherford.  In connection with the underwriting agreement, Holdings entered into a purchase agreement with J. P. Morgan Securities, pursuant to which it agreed to purchase 2,439,024 of the 6,750,000 shares of common stock acquired by them in the offering, at a price of $41.00 per share. The purchase price of approximately $100.0 million was funded from borrowings of approximately $80.0 million under the revolving credit facility with the balance of the funding provided from available cash.

On November 6, 2006, Holdings’ board of directors authorized the repurchase of up to $200 million of Holdings’ common stock through November 6, 2008. Under the stock repurchase program, Holdings may repurchase shares in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations.  Holdings may also implement all or part of the repurchases under a Rule 10b5-1 trading plan, so as to provide the flexibility to extend its share repurchases beyond the quarterly purchasing window.  The timing and extent to which Holdings repurchases its shares will depend upon market conditions and other corporate considerations, and will be in management’s discretion.  Repurchases under the program may commence or be suspended at any time without prior notice. The stock repurchase program may be funded through cash provided by operating activities or borrowings.  Under the terms of the merger agreement between the Company and Hanover Compressor Company (see Note 15), the Company may repurchase up to an additional $75 million of its common stock pursuant to the stock repurchase program prior to the consummation of the merger or the termination of the merger agreement.

During the twelve months ended December 31, 2006, the Company repurchased 569,499 shares of its common stock at an aggregate cost of $36.1 million.  Also, due to vesting of certain restricted shares during 2006, 13,636 shares were repurchased by the Company for $0.7 million as reimbursement for the related employee tax liability paid by the Company.

11. Accounting for Interest Rate Swap Agreements

In accordance with SFAS No. 133, all derivative instruments must be recognized on the balance sheet at fair value, and changes in such fair values are recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings.

In June 2004, the Company reduced the notional amount of interest rate swap agreements that convert variable interest payments under the ABS facility to fixed interest payments in connection with a debt repayment of $80.0 million. In accordance with SFAS No. 133, the Company recorded a gain of $3.2 million to earnings that had previously been recorded in accumulated other comprehensive income as a result of the reduction in the notional amount of such interest rate swap agreements. As of December 31, 2006 and 2005, the Company had interest rate swap agreements with a notional amount of $168.0 million and $180.0 million, respectively, related to $186.7 million and $200.0 million, respectively, outstanding under the ABS facility. The swaps outstanding at December 31, 2006 amortize ratably through 2019 and have a weighted average fixed rate of 4.94%. The swaps outstanding at December 31, 2005 would have terminated in February 2013 and had a weighted average fixed rate of 5.21%.  In accordance with SFAS No. 133, the Company’s balance sheet at December 31, 2006 and 2005 included a $1.1 million derivative asset and a $1.1 million derivative liability, respectively, related to the interest rate swap agreements.

In January 2005, the Company entered into interest rate swap agreements to convert variable interest payments related to $300 million of floating rate debt to fixed interest payments. These swaps amortize ratably from June 2007 through March 2010 and have a weighted average fixed rate of 4.02%, resulting in a net effective fixed interest rate on this $300 million of debt of 5.02% (4.02% plus the 1.00% margin applicable to our 2006 Credit Facility). In accordance with SFAS No. 133, the Company’s balance sheet at December 31, 2006 and 2005 included a $5.6 million and $5.9 million, respectively, derivative asset related to the interest rate swap agreements.

In August 2006, the Company entered into a forward starting swap agreement related to a notional amount of $125.0 million of their floating rate debt.  In October 2006, this swap was transferred to the Partnership.  The effective date of the swap agreement was December 1, 2006.  The swap agreement terminates in December 2011 and has a fixed rate of 5.28%.  In accordance with SFAS No. 133, the Company’s balance sheet at December 31, 2006 includes a $1.5 million derivative liability related to this interest rate swap agreement.

These swaps, except for the swap agreement related to the $125.0 million of floating rate debt, which the Company has designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values were recognized in accumulated other comprehensive income or loss. Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to exactly offset changes in expected cash flows due to fluctuations in the variable rate and, therefore, the Company currently does not expect any ineffectiveness.  For the swap agreement related to the $125 million of floating rate debt, the Company performs calculations to determine if the swap agreement is still effective and to calculate any ineffectiveness.  As of December 31, 2006, this swap was considered effective and for the twelve months ended December 31, 2006 there was no ineffectiveness.

As of December 31, 2006 and 2005, the Company had interest rate swap agreements to hedge $100.0 million of its $175.0 million 7 1/4% senior notes. The swaps are used to hedge the change in fair value of the debt and, in effect, convert the fixed interest payment to a variable interest payment based on the six-month LIBOR rate. The swaps are accounted for in accordance with SFAS No. 133 and, as such, are recorded at fair value on the balance sheet. The Company’s balance sheet at December 31, 2006 and 2005, included a $3.5 million and $3.9 million, respectively, derivative liability related to the interest rate swap agreements. The change in the debt’s fair value for that portion which is hedged is recorded as an adjustment to the carrying value of the debt with the offset being recorded to interest expense. The swaps, which the Company has designated as fair value hedging instruments, meet the specific hedge criteria and any changes in their fair values were recognized in interest expense. For the twelve months ended December 31, 2006, the change in the debt’s fair value and the change in the swaps’ fair value exactly offset and did not impact net income. Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to exactly offset changes in fair values due to fluctuations in the variable rate and, therefore, the Company currently does not expect any ineffectiveness.

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

On May 1, 2006, the Bolivian government announced the nationalization of the country’s hydrocarbon reserves. The Company owns and operates a natural gas liquids extraction facility in Bolivia that processes natural gas owned by its customer. The Company currently believes that the nationalization includes the ownership of the natural gas reserves of its customer but does not impact the Company’s ownership or control of its facility. To date, there has been no impact on our operations or cash flows. The Company cannot currently estimate the future impact, if any, that the nationalization of its customer’s natural gas reserves will have on its contract for this facility. The Company’s net investment in Bolivia was $13.8 million at December 31, 2006.

13. Industry Segments and Geographic Information

The Company has four principal business segments: domestic contract compression, international contract compression, fabrication and aftermarket services. The domestic contract compression segment provides natural gas compression to customers in the U.S.. The international contract compression segment provides natural gas compression to international customers, including Canada. The fabrication segment provides services related to the design, engineering and assembly of natural gas compressors for sale to third parties in addition to those that the Company uses in its contract compression fleet. The aftermarket services segment sells parts and components and provides maintenance to customers who own compression equipment and customers who use equipment provided by other companies. Fabrication and aftermarket services revenue presented in the table below include only sales to third parties.

The Company’s reportable segments are strategic business units that offer distinct products and services. They are managed separately since each business segment requires different marketing strategies due to customer specifications. The Company evaluates the performance of its reportable segments based on segment gross margin. Gross margin is defined as total revenue less cost of sales, excluding depreciation and amortization expense. The segment gross margin measure used by management for evaluation purposes excludes inter-segment transactions and, accordingly, there is no inter-segment revenue to be reported.

The following table presents revenue, gross margin and identifiable assets by business segment (in thousands):

	Twelve Months Ended December 31,	Nine Months Ended December 31,	Twelve Months Ended March 31,
	2006	2005	2005
Revenue:
Domestic contract compression	$398,189	$248,414	$296,239
International contract compression	142,448	94,831	102,167
Fabrication	215,825	143,710	213,994
Aftermarket services	191,245	126,692	150,670
Total	$947,707	$613,647	$763,070
Gross Margin (1):
Domestic contract compression	$254,318	$160,256	$186,865
International contract compression	106,052	71,075	78,448
Fabrication	29,361	14,191	15,285
Aftermarket services	38,920	25,813	29,656
Total	$428,651	$271,335	$310,254

	As of December 31, 2006	As of December 31, 2005	As of March 31, 2005
Identifiable Assets:
Domestic contract compression	$1,569,763	$1,432,301	$1,423,979
International contract compression	443,990	402,174	353,880
Fabrication	119,034	102,412	99,462
Aftermarket services	209,244	158,408	145,437
Total	$2,342,031	$2,095,295	$2,022,758

(1)            Gross margin, a non-GAAP financial measure, is reconciled to net income below.

No one customer accounted for more than 10% of net sales for any of the periods presented.

Geographic Area

The following table illustrates revenue, gross margin and identifiable assets by geographic locations (in thousands). The basis of attributing revenue and gross margin to specific geographic locations is primarily based upon the geographic location of the sale, service or where the assets are utilized.

	Twelve Months Ended December 31,	Nine Months Ended December 31,	Twelve Months Ended March 31,
	2006	2005	2005
Revenue:
United States	$647,820	$428,781	$535,258
Canada	117,863	60,530	81,357
Argentina	70,435	59,328	45,950
Other international	111,589	65,008	100,505
Total	$947,707	$613,647	$763,070
Gross Margin (1):
United States	$295,285	$187,935	$218,410
Canada	30,439	18,898	19,754
Argentina	47,294	28,073	31,401
Other international	55,633	36,429	40,689
Total	$428,651	$271,335	$310,254

	As of December 31, 2006	As of December 31, 2005	As of March 31, 2005
Identifiable Assets:
United States	$1,813,593	$1,632,946	$1,619,113
Canada	165,772	157,612	140,928
Argentina	128,337	117,388	107,035
Other international	234,329	187,349	155,682
Total	$2,342,031	$2,095,295	$2,022,758

(1)          Gross margin, a non-GAAP financial measure, is reconciled to net income below.

The following table reconciles gross margin to net income (in thousands):

	Twelve Months Ended December 31,	Nine Months Ended December 31,	Twelve Months Ended March 31,
	2006	2005	2005
Gross Margin	$428,651	$271,335	$310,254
Depreciation and amortization	122,701	79,899	93,797
Selling, general and administrative	118,762	65,269	75,756
Interest expense, net	57,349	40,221	64,188
Debt extinguishment costs	1,125	—	26,543
Minority interest	1,354	—	—
Gain on termination of interest rate swap agreements	—	—	(3,197)
Asset impairment expense	—	—	3,080
Foreign currency (gain) loss	(645)	(692)	389
Other (income) loss, net	(1,928)	216	(1,125)
Income tax expense	42,277	31,053	17,213
Net Income	$87,656	$55,369	$33,610

14. Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is as follows (earnings per share information is for Holdings only) (in thousands, except per share data):

	December 31	September 30	June 30	March 31
Twelve Months Ended December 31, 2006:
Revenue	$252,991	$246,932	$218,716	$229,068
Gross profit (1)	78,859	85,337	76,521	74,170
Net income	20,005	24,960	21,816	20,875
Earnings per common share—basic	$0.67	$0.83	$0.73	$0.70
Earnings per common share—diluted	$0.64	$0.80	$0.70	$0.68

	December 31	September 30	June 30
Nine Months Ended December 31, 2005:
Revenue	$224,835	$181,128	$207,684
Gross profit (1)	72,754	61,953	61,981
Net income	19,554	17,679	18,136
Earnings per common share—basic	$0.62	$0.55	$0.57
Earnings per common share—diluted	$0.60	$0.54	$0.56

(1)       Gross profit is defined as revenue less cost of sales and direct depreciation and amortization expense.

15. Subsequent Events (Unaudited)

In January 2007, the Company acquired B.T.I. Holdings Pte Ltd (“B.T.I.”) and its wholly-owned subsidiary B.T. Engineering Pte Ltd, a Singapore based fabricator of oil and gas, petrochemical, marine and offshore equipment, including pressure vessels, floating, production, storage and offloading process modules, terminal buoys, turrets, natural gas compression units and related equipment for $25 million in cash plus certain other working capital adjustments to be determined.  Total consideration will also include a contingent obligation of up to $20 million which is based on earnings of B.T.I. over the two years ended March 31, 2009.

In February 2007, the Company and Hanover Compressor Company (“Hanover”) entered into a merger agreement. Upon consummation of the transactions set forth in the merger agreement, each common share of Hanover will be converted into 0.325 shares of common stock of a newly created holding company, and each common share of Holdings will be converted into one share of the holding company.  Hanover will be treated as the acquirer for accounting purposes.

The merger agreement has been unanimously approved by both companies’ boards of directors. Completion of the merger is subject to a number of conditions, including the approval of the stockholders of both companies and customary regulatory approvals, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

Closing of the transaction is currently anticipated in the third quarter of 2007. The Company believes that its expectation as to timing for the closing of the merger is reasonable, however, no assurances can be given as to the timing of the satisfaction of all closing conditions or that all required approvals will be received.

The merger agreement requires the Company and Hanover to continue to operate their businesses in the ordinary course of business and to obtain the other party’s consent prior to engaging in certain specified activities, such as issuing or repurchasing securities, acquiring or disposing of businesses above specified thresholds, incurring new debt other than below specified thresholds and or for specified purposes, paying dividends or granting awards with respect to our common stock (other than under employee compensation arrangements).  These agreements are subject to specified exceptions, including those (1) permitting the Company to repurchase up to an additional $75 million of its common stock in accordance with its previously announced open-market stock repurchase program, (2) permitting the Partnership to make cash distributions in accordance with its partnership agreement, (3) permitting the Company to make contributions of its domestic compression assets to the Partnership and (4) permitting the Company to redeem its 7 1/4% Senior Notes due 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Universal Compression Holdings, Inc.
Houston, TX

We have audited the consolidated financial statements of Universal Compression Holdings, Inc. and subsidiaries (“Holdings”) and Universal Compression, Inc. and subsidiaries (“Universal”) (collectively “the Company”) as of December 31, 2006 and 2005, and for the twelve months ended December 31, 2006, the nine months ended December 31, 2005 and the twelve months ended March 31, 2005, management’s assessment of the effectiveness of Holdings’ internal control over financial reporting as of December 31, 2006, and the effectiveness of Holdings’ internal control over financial reporting as of December 31, 2006, and have issued our reports thereon dated March 1, 2007 (such report on the consolidated financial statements of the Company expresses an unqualified opinion and includes an explanatory paragraph relating to the Company’s change in its method of accounting for stock-based compensation); such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of Holdings and Universal listed in Item 15.  These financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole for each of Holdings and Universal, present fairly, in all material respects, the information set forth therein.

/S/ DELOITTE & TOUCHE LLP

Houston, TX
March 1, 2007

UNIVERSAL COMPRESSION HOLDINGS, INC.
SCHEDULE I
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
(In thousands)

	December 31, 2006	December 31, 2005
ASSETS
Cash	$898	$—
Investment in subsidiary	1,028,585	931,492
Deferred income taxes	2,121	97
Total assets	$1,031,604	$931,589
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$111	$—
Note payable to subsidiary	78,063	100,277
Long-term debt	37,000	—
Common stock, $.01 par value, 200,000 and 200,000 shares authorized, 33,153 and 32,306 shares issued, 30,130 and 29,866 shares outstanding as of December 31, 2006 and December 31, 2005, respectively	330	323
Other stockholders’ equity	916,100	830,989
Total stockholders’ equity	916,430	831,312
Total liabilities and stockholders’ equity	$1,031,604	$931,589

UNIVERSAL COMPRESSION HOLDINGS, INC.
SCHEDULE I
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Twelve Months Ended December 31,	Nine Months Ended December 31,	Twelve Months Ended March 31,
	2006	2005	2005
Interest expense	$(5,892)	$(277)	$—
Equity earnings in subsidiary, net of tax	91,467	55,549	33,610
Benefit from income taxes	2,081	97	—
Net income	$87,656	$55,369	$33,610
Weighted average common and common equivalent shares outstanding:
Basic	29,911	31,773	31,392
Diluted	31,032	32,758	32,224
Earnings per share—Basic	$2.93	$1.74	$1.07
Earnings per share—Diluted	$2.82	$1.69	$1.04

See accompanying notes to condensed financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.
SCHEDULE I
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Twelve Months Ended December 31,	Nine Months Ended December 31,	Twelve Months Ended March 31,
	2006	2005	2005
Cash flows used in operating activities	$(5,724)	$—	$—
Cash flows from investing activities:
Investment in subsidiary	—	(5,995)	(9,349)
Net cash used in investing activities	—	(5,995)	(9,349)
Cash flows from financing activities:
Proceeds from common stock issuance	15,814	5,995	9,349
(Payments to) receipts from affiliate on note payable	(9,359)	100,000	—
Proceeds from issuance of debt	37,000	—	—
Purchase of treasury stock	(36,833)	(100,000)	—
Net cash provided by financing activities	6,622	5,995	9,349
Net increase (decrease) in cash and cash equivalents	898	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$898	$—	$—

See accompanying notes to condensed financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.
SCHEDULE I
(PARENT COMPANY ONLY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

These condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as restricted net assets of Universal Compression Holdings, Inc. (“Holdings”) subsidiary exceeds 25% of the consolidated net assets of Holdings.  Holdings is a holding company, which conducts its operations through its wholly-owned subsidiary, Universal Compression Inc. (“Universal”).

2. Debt

In January 2005, Holdings, Universal and their wholly-owned subsidiary, UC Canadian Partnership Holdings Company (collectively “the Borrowers”), closed a $650.0 million senior secured credit facility (the “2005 Credit Facility”) with a syndicate of lenders and financial institutions consisting of a $250.0 million, five-year revolving credit facility and a $400.0 million seven-year term loan.  In October 2006, all amounts outstanding under the 2005 Credit Facility were repaid using $330 million advanced under the 2006 Credit Facility, together with debt assumed by the Partnership in connection with its initial public offering and proceeds received from the redemption by the Partnership of 825,000 common units representing limited partner interests in the Partnership issued to the Company in connection with the initial public offering.  The 2005 Credit Facility was subsequently terminated.

The 2005 Credit Facility bore interest, if the borrowings were in U.S. dollars, at the Borrower’s option, of a base rate or LIBOR plus a margin or, if the borrowings were in Canadian dollars, at the Borrower’s option, of Canadian prime rate plus a variable amount depending on its leverage ratio or the CDOR rate plus a specified amount depending on the lender. The 2005 Credit Facility was secured by substantially all of the domestic assets of the Borrowers (except for the assets pledged to the ABS facility), as well as all the capital stock of the direct and indirect U.S. subsidiaries of Universal and 65% of the capital stock of Universal’s first tier foreign subsidiaries.

In September 2005, the Borrowers entered into an amendment to the 2005 Credit Facility (the “Amendment”). The Amendment, among other things, reduced the interest rate applicable to the Borrower’s seven-year term loan by 0.25%, resulting in a rate of LIBOR plus 1.50% and reduced the borrowing capacity under the revolving credit facility by $75.0 million to $175.0 million. In addition, under the terms of the Amendment, in October 2005, $75.0 million of the Universal’s outstanding revolving credit facility balance was funded to the seven-year term loan.

On October 20, 2006, Holdings, and three of its wholly owned subsidiaries, Universal (together with Holdings the “US Borrowers”) and UC Canadian Partnership Holdings Company and Universal Compression Canada, Limited Partnership (together with the US Borrowers, the “Borrowers”), entered into a senior secured credit agreement (the “2006 Credit Facility”).  The new credit facility under the credit agreement consists of a five-year, $500 million revolving credit facility.  Borrowings under the credit agreement are secured by substantially all of the personal property assets of the US Borrowers and a mortgage of the Borrowers’ Houston, Texas real property. In addition, all of the capital stock of the domestic restricted subsidiaries, except for subsidiaries used in connection with the ABS facility, and 65% of the capital stock of the first tier foreign subsidiaries has been pledged to secure the obligations under the credit agreement. The new credit facility is not secured by the capital stock of the Partnership or any assets owned by the Partnership.  At December 31, 2006 the borrowers had selected three month LIBOR and the applicable margin was 1.0%.

At December 31, 2006, approximately $28.8 million of letters of credit were outstanding.

Under the 2006 Credit Facility, the Borrowers are subject to certain limitations, including limitations on their ability: to incur additional debt or sell assets, with restrictions on the use of proceeds; to make certain investments and acquisitions; to grant liens; and to pay dividends and distributions. In addition, the Borrowers will be required to pay down the facility under certain circumstances if they sell certain assets or property. The credit agreement contains certain affirmative covenants to provide guarantees from any domestic subsidiary with gross assets exceeding $50 million. The Borrowers are also subject to financial covenants which include a total leverage ratio (total debt of the Borrowers to earnings before interest, taxes, depreciation, amortization and certain other non-cash expenses), an interest coverage ratio (earnings before interest, taxes, depreciation, amortization and certain other non-cash expenses to total interest expense of the Borrowers) and a senior secured leverage ratio (total senior secured debt of the Borrowers to earnings before interest, taxes, depreciation, amortization and certain other non-cash expenses).   For the purposes of calculating the foregoing required ratios, the debt, interest expense and earnings of the Partnership are excluded and cash distributions actually received by the Borrowers from the Partnership are included as additional earnings.

Holdings’ borrowings under the 2006 Credit Facility as of December 31, 2006 was $37.0 million and matures in October 2011.

In December 2005, Holdings entered into a revolving loan agreement with Universal.  The balance of loans from Universal, including accrued interest was $78.1 million and $100.3 million, at December 31, 2006 and 2005, respectively.  The revolving loan agreement bears interest at LIBOR plus 1.25%.  Holdings may borrow up to a total of $115 million during the term of the agreement.  Holdings can prepay amounts outstanding under the revolving loan agreement at anytime without penalty.  Holdings’ borrowing under this agreement matures in December 2007.

3. Stock Repurchase Program

On November 6, 2006, Holdings’ board of directors authorized the repurchase of up to $200 million of Holdings’ common stock through November 6, 2008. Under the stock repurchase program, Holdings may repurchase shares in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations.  Holdings may also implement all or part of the repurchases under a Rule 10b5-1 trading plan, so as to provide the flexibility to extend its share repurchases beyond the quarterly purchasing window.  The timing and extent to which Holdings repurchases its shares will depend upon market conditions and other corporate considerations, and will be in management’s discretion.  Repurchases under the program may commence or be suspended at any time without prior notice. The stock repurchase program may be funded through cash provided by operating activities or borrowings.  Under the terms of the merger agreement between Holdings and Hanover Compressor Company (See Note 4), Holdings may repurchase up to an additional $75 million of its common stock pursuant to the stock repurchase program prior to the consummation of the merger or the termination of the merger agreement.

During the twelve months ended December 31, 2006, Holdings repurchased 569,499 shares of its common stock at an aggregate cost of $36.1 million.

4. Subsequent Events (Unaudited)

In February 2007, Holdings and Hanover Compressor Company (“Hanover”) entered into a merger agreement. Upon consummation of the transactions set forth in the merger agreement, each common share of Hanover will be converted into 0.325 shares of common stock of a newly created holding company, and each common share of Holdings will be converted into one share of the holding company. Hanover will be treated as the acquirer for accounting purposes.

The merger agreement has been unanimously approved by both companies’ boards of directors. Completion of the merger is subject to a number of conditions, including the approval of the stockholders of both companies and customary regulatory approvals, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

Closing of the transaction is currently anticipated in the third quarter of 2007. Holdings believes that its expectation as to timing for the closing of the merger is reasonable, however, no assurances can be given as to the timing of the satisfaction of all closing conditions or that all required approvals will be received.

The merger agreement requires Holdings and Hanover to continue to operate their businesses in the ordinary course of business and to obtain the other party’s consent prior to engaging in certain specified activities, such as issuing or repurchasing securities, acquiring or disposing of businesses above specified thresholds, incurring new debt other than below specified thresholds or for specified purposes, paying dividends or granting awards with respect to our common stock (other than under employee compensation arrangements).  These agreements are subject to specified exceptions, including those (1)

permitting Holdings to repurchase up to an additional $75 million of its common stock in accordance with its previously announced open-market stock repurchase program, (2) permitting the Partnership to make cash distributions in accordance with its partnership agreement, (3) permitting Holdings to make contributions of Universal’s domestic compression assets to the Partnership and (4) permitting Universal to redeem its 7 1/4% Senior Notes due 2010.

UNIVERSAL COMPRESSION HOLDINGS, INC.
UNIVERSAL COMPRESSION, INC.
SCHEDULE II—
VALUATION AND QUALIFYING ACCOUNTS

Item	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Collections/ Deductions (2)	Balance at Close of Period
	(In thousands)
December 31, 2006 Allowance for doubtful accounts	$3,616	$1,656	$(586)	$4,686
December 31, 2005 Allowance for doubtful accounts	$2,747	$1,507	$(638)	$3,616
March 31, 2005 Allowance for doubtful accounts	$3,189	$1,335	$(1,777)	$2,747

(1)                                  Amounts accrued for uncollectibility

(2)                                  Uncollectible accounts written off, net of recoveries

Item	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Inventory Write-offs (2)	Balance at Close of Period
	(In thousands)
December 31, 2006 Reserve for inventory obsolescence	$10,896	$1,770	$(3,508)	$9,158
December 31, 2005 Reserve for inventory obsolescence	$10,981	$1,465	$(1,550)	$10,896
March 31, 2005 Reserve for inventory obsolescence	$12,041	$1,897	$(2,957)	$10,981

(1)                                  Amounts accrued for inventory obsolescence

(2)                                  Amounts written-off for inventory obsolescence

Item	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Deductions (2)	Balance at Close of Period
	(In thousands)
December 31, 2006 Warranty accrual	$3,614	$2,214	$(5,314)	$514
December 31, 2005 Warranty accrual	$3,025	$3,205	$(2,616)	$3,614
March 31, 2005 Warranty accrual	$1,493	$3,353	$(1,821)	$3,025

(1)                                  Amounts accrued for warranty charges

(2)                                  Warranty charges incurred

Item	Balance at Beginning of Period	Amounts recorded (1)	Amounts released (2)	Balance at Close of Period
	(In thousands)
December 31, 2006 Valuation allowances for deferred tax assets	$(890)	$(12,941)	$890	$(12,941)
December 31, 2005 Valuation allowances for deferred tax assets	$(1,634)	$—	$744	$(890)
March 31, 2005 Valuation allowances for deferred tax assets	$(1,779)	$—	$145	$(1,634)

(1)                                  Amounts recorded for foreign tax credits and loss carryforwards of non-U.S. subsidiaries

(2)                                  Amounts released for expiring foreign tax credits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2007.

Universal Compression Holdings, Inc.

By:	/s/ STEPHEN A. SNIDER
Stephen A. Snider President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen A. Snider, Ernie L. Danner, J. Michael Anderson and Donald C. Wayne, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on February 28, 2007.

Name	Title

/s/ STEPHEN A. SNIDER	President, Chief Executive Officer and Director
Stephen A. Snider	(Principal Executive Officer)

/s/ J. MICHAEL ANDERSON	Senior Vice President and Chief Financial Officer
J. Michael Anderson	(Principal Financial Officer)

/s/ KENNETH R. BICKETT	Vice President, Accounting and Corporate Controller
Kenneth R. Bickett	(Principal Accounting Officer)

/s/ ERNIE L. DANNER	Executive Vice President and Director
Ernie L. Danner

/s/ THOMAS C. CASE	Director
Thomas C. Case

/s/ JANET F. CLARK	Director
Janet F. Clark

/s/ URIEL E. DUTTON	Director
Uriel E. Dutton

/s/ LISA W. RODRIGUEZ	Director
Lisa W. Rodriguez

/s/ WILLIAM M. PRUELLAGE	Director
William M. Pruellage

/s/ J.W.G. HONEYBOURNE	Director
J.W.G. Honeybourne

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2007.

Universal Compression, Inc.

By:	/s/ STEPHEN A. SNIDER
Stephen A. Snider President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed by the following persons in the capacities indicated on February 28, 2007.

Name	Title

/s/ STEPHEN A. SNIDER	President, Chief Executive Officer and Director
Stephen A. Snider	(Principal Executive Officer)

/s/ J. MICHAEL ANDERSON	Senior Vice President and Chief Financial Officer
J. Michael Anderson	(Principal Financial Officer)

/s/ KENNETH R. BICKETT	Vice President, Accounting and Corporate Controller
Kenneth R. Bickett	(Principal Accounting Officer)

/s/ ERNIE L. DANNER	Executive Vice President and Director
Ernie L. Danner