Form 10-K/A
period 2006-12-31
UNIVERSAL COMPRESSION HOLDINGS INC; UNIVERSAL COMPRESSION INC
filed 2007-04-30
CIK 1057234, 1057233

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file nos.:	001-15843
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
Title of Each Class None

UNIVERSAL COMPRESSION, INC.  MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K/A WITH THE REDUCED DISCLOSURE FORMAT.

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).

     Yes ☑     No ☐     (Universal Compression Holdings, Inc.)

Yes ☐     No ☑ (Universal Compression, Inc.)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act.

Yes ☐     No ☑ (Universal Compression Holdings, Inc.)

Yes ☐     No ☑ (Universal Compression, Inc.)

Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☑    Accelerated filer  ☐  Non-accelerated filer ☐ (Universal Compression Holdings, Inc.)

Large accelerated filer ☐     Accelerated filer ☐    Non-accelerated filer ☑ (Universal Compression, Inc.)

Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

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

The number of shares of the Common Stock of Universal Compression Holdings, Inc. outstanding as of February 23, 2007: 30,727,302 shares. All 4,910 outstanding shares of common stock of Universal Compression, Inc., par value $10.00 per share, are owned by Universal Compression Holdings, Inc.
Documents Incorporated by Reference
None.

Universal Compression Holdings, Inc. will delay the filing of its definitive proxy statement relating to its 2007 annual meeting of stockholders as a result of its proposed merger with Hanover Compressor Company. Because of the delay in filing the proxy statement, Universal Compression Holdings, Inc. and Universal Compression, Inc. are filing this amendment solely to include items in Part III of the annual report on Form 10-K that, in accordance with General Instruction G.3, were omitted from the annual report on Form 10-K filed on March 1, 2007. The companies also are including, as exhibits, new certifications by their respective principal executive officers and principal financial officers.

Other than as described above, this amendment does not modify or update the disclosures in or exhibits to the annual report on Form 10-K as originally filed, and this amendment does not reflect events occurring after the original filing.

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	2
Item 11.	Executive Compensation	6
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	25
Item 13.	Certain Relationships and Related Transactions, and Director Independence	26
Item 14.	Principal Accountant Fees and Services	30

Part IV
Item 15.	Exhibits and Financial Statement Schedules	32
Rule 13a-14(a) Certifications of CEO
Rule 13a-14(a) Certifications of CFO
Rule 15d-14(a) Certifications of CEO
Rule 15d-14(a) Certifications of CFO
Certification
Certification

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

Directors Holding Office until the 2007 Annual Meeting (Class A)

Thomas C. Case
Age 58
Houston, Texas

Mr. Case has served on Universal’s board of directors since 1999. Mr. Case served as Chairman and Chief Executive Officer of Equipment Support Services, Inc. (a consolidator of heavy equipment dealerships in the United States) from September 2001 through 2002 and is currently a member of their board of directors. Mr. Case served as the President of Mobil Global Gas & Power, Inc. and was responsible for gas marketing and power development in North and South America from 1998 until December 1999. Mr. Case retired from Mobil on April 1, 2000. From 1996 to 1997, Mr. Case was the Executive Vice President of Duke Energy Trading and Market Services (formerly Pan Energy), a joint venture between Duke Energy and Mobil. From 1991 to 1996, he held various positions with Mobil, serving at various times as President and Executive Vice President/Chief Operating Officer of Mobil Natural Gas, Inc., Manager of Strategic Planning for Exploration and Production of Mobil and President of Mobil Russia.

Janet F. Clark
Age 52
Houston, Texas

Ms. Clark became a member of Universal’s board of directors in January 2003. Ms. Clark has served as Senior Vice President and Chief Financial Officer of Marathon Oil Company since January 5, 2004. Prior to joining Marathon Oil, Ms. Clark served as Senior Vice President and Chief Financial Officer of Nuevo Energy Company from December 2001 through December 2003, and from 1997 through 2000 was Executive Vice President, Corporate Development and Administration, and Senior Vice President and Chief Financial Officer for Santa Fe Snyder Corporation (subsequently merged into Devon Energy Corporation) and its predecessor, Santa Fe Energy Resources, Inc. Ms. Clark held investment banking positions with First Boston Corporation, Southcoast Capital Corporation and Williams Mackay Jordan & Co., Inc. from 1982 through 1996.

Uriel E. Dutton
Age 76
Houston, Texas

Mr. Dutton became a member of Universal’s board of directors in February 2001 as a designee of WEUS Holding, Inc. following Universal’s acquisition of Weatherford Global Compression Services, L.P. Mr. Dutton has been counsel to and a partner with the law firm of Fulbright & Jaworski L.L.P. for more than the past eight years, where his practice focuses on real estate and oil and gas matters. Mr. Dutton also serves as director and Vice President of M.D. Anderson Foundation (a charitable corporation).

Directors Holding Office until the 2008 Annual Meeting (Class B)

Ernie L. Danner
Age 52
Houston, Texas

Mr. Danner has been a member of Universal’s board of directors since the consummation of Universal’s acquisition of Tidewater Compression Service, Inc. in 1998. Mr. Danner has been an Executive Vice President of Universal since February 1998 and Chief Operating Officer since July 2006. Prior to this time, Mr. Danner held the position of Universal’s Chief Financial Officer from 1998 until April 1999. Mr. Danner became President, Latin America Division of Universal Compression, Inc., Universal’s wholly owned subsidiary, in November 2002. In April 2005, Mr. Danner became President, International Division of Universal Compression, Inc. and retained his title of Executive Vice President of Universal. Prior to joining us, Mr. Danner served as Chief Financial Officer and

Senior Vice President of MidCon Corp. (an interstate pipeline company and a wholly owned subsidiary of Occidental Petroleum Corporation). From 1988 until May 1997, Mr. Danner served as Vice President, Chief Financial Officer and Treasurer of INDSPEC Chemical Company, and he also served as a director. Mr. Danner is also a director of Tide-Air, Inc. (until August 2006, a distributor of Atlas Copco air compressors), Copano Energy, LLC (a midstream natural gas company), Horizon Lines, LLC (a Jones Act shipping company) and serves on the Board of Trustees of the John Cooper School in The Woodlands, Texas.

Lisa W. Rodriguez
Age 46
Houston, Texas

Ms. Rodriguez became a member of Universal’s board of directors in May 2002 as a designee of WEUS Holding, Inc., a wholly owned subsidiary of Weatherford International Ltd., following our acquisition of Weatherford Global Compression Services, L.P. Ms. Rodriguez became Senior Vice President and Chief Financial Officer of Weatherford International, Inc., also a wholly owned subsidiary of Weatherford International Ltd., and of Weatherford International Ltd. in June 2002 in connection with the restructuring of Weatherford International, Inc., a role in which she served through November 2006. Ms. Rodriguez is currently serving as Senior Vice President and Chief Financial Officer of Hercules Offshore, Inc. (a provider of offshore drilling and liftboat services). She served as Vice President — Accounting and Finance of Weatherford International, Inc. from February 2001 to June 2002. Ms. Rodriguez joined Weatherford International, Inc. in 1996 and has served in several positions, including Vice President — Accounting from June 2000 to February 2001, and Controller from 1999 to February 2001. Prior to joining Weatherford International, Ms. Rodriguez worked for Landmark Graphics (a software and service provider to the energy industry) from 1993 to 1996.

Stephen A. Snider
Age 59
Houston, Texas

Mr. Snider has been Universal’s President, Chief Executive Officer and a director since consummation of Universal’s Tidewater Compression Services, Inc. acquisition in 1998, and was appointed as Chairman of Universal’s Board of Directors in April 2006. Mr. Snider has over 26 years of experience in senior management of operating companies, and also serves as a director of Energen Corporation (a diversified energy company focusing on natural gas distribution and oil and gas exploration and production) and T-3 Energy Services, Inc. (a provider of a broad range of oilfield products and services). Mr. Snider also serves on the board of directors of the Memorial Hermann Hospital System.

Directors Holding Office until the 2009 Annual Meeting (Class C)

William M. Pruellage
Age 33
New York, New York

Mr. Pruellage became a member of Universal’s board of directors in April 2000 as a designee of Castle Harlan Partners III, L.P. Mr. Pruellage is a managing director of Castle Harlan, Inc. (a private equity investment company). Prior to joining Castle Harlan in July 1997, Mr. Pruellage worked as an investment banking analyst at Merrill Lynch beginning in July 1995. Mr. Pruellage is also a director of The Restaurant Company (a full service specialty restaurant company), Advanced Accessory Systems, LLC (a manufacturer of exterior accessories for automobiles), Rath Gibson, Inc. (a manufacturer of premium stainless steel tubular products) and Ames True Temper, Inc. (a manufacturer of lawn and garden products).

J.W.G. “Will” Honeybourne
Age 56
Houston, Texas

Mr. Honeybourne was appointed as a member of Universal’s board of directors in April 2006 to fill one of two vacancies opened when two of Universal’s prior directors decided not to run for re-election. Mr. Honeybourne has been managing director of First Reserve Corporation (a private equity firm) since January 1999 where he is responsible for deal origination, investment structuring and monitoring, focusing on the energy services and manufacturing sectors and international markets. Prior to joining First Reserve, Mr. Honeybourne served as Senior Vice President of Western Atlas International (a seismic and wireline-logging company). Before that time, he served as President and Chief Executive Officer of Alberta-based Computalog (a company specializing in wireline-logging downhole tools). His earlier career was with Baker Hughes, including positions as Vice President and General Manager at INTEQ and President of EXLOG. Mr. Honeybourne currently serves as a director of Acteon Group (a U.K.-based offshore and subsea services company) and of RTA (a First Reserve joint venture with Halliburton).

Audit Committee

Ms. Clark (Chair), Mr. Case, Mr. Pruellage and Ms. Rodriguez are the current members of the Audit Committee. All members of Universal’s Audit Committee are independent as defined by the rules of the NYSE and the SEC. Universal’s board of directors also has determined that each of Ms. Clark, Mr. Pruellage and Ms. Rodriguez is an “audit committee financial expert” as defined in the rules and regulations of the SEC. The primary functions of the Audit Committee are overseeing the:

•	integrity of Universal’s financial statements;

•	Universal’s compliance with legal and regulatory requirements;

•	Universal’s independent registered public accounting firm’s qualifications;

•	performance of the independent auditors and Universal’s internal audit function; and

•	Universal’s systems of disclosure controls and procedures, and internal control over financial reporting.

Executive Officers

The following table sets forth certain information regarding Universal’s executive officers as of March 15, 2007:

Name	Age	Position

Stephen A. Snider	59	President, Chief Executive Officer and Chairman
Ernie L. Danner	52	Executive Vice President, Chief Operating Officer and Director
J. Michael Anderson	44	Senior Vice President and Chief Financial Officer
Kirk E. Townsend	49	Senior Vice President
D. Bradley Childers	43	Senior Vice President
Richard Leong	57	Senior Vice President
Donald C. Wayne	40	Vice President, General Counsel and Secretary
Kenneth R. Bickett	45	Vice President, Accounting and Corporate Controller

Information concerning the business experience of Messrs. Snider and Danner is provided under the section titled “— Information About Universal’s Directors.”

J. Michael Anderson.  Mr. Anderson is Universal’s Senior Vice President and Chief Financial Officer, a position he has held since joining Universal in March 2003. From 1999 to March 2003, Mr. Anderson held various positions with Azurix Corp. (a water and wastewater utility and services company), primarily as the company’s Chief Financial Officer and later as Chairman and Chief Executive Officer. Prior to that time, Mr. Anderson spent ten years in the Global Investment Banking Group of J. P. Morgan Chase & Co., where he specialized in merger and acquisitions advisory services.

Kirk E. Townsend.  Mr. Townsend is Universal’s Senior Vice President, a position he has held since February 2001, and is President, North America Division, of Universal Compression, Inc., Universal’s wholly owned subsidiary, a position he has held since October 2001. Mr. Townsend is responsible for all business activities of Universal Compression, Inc. within the United States and Canada. Mr. Townsend joined Universal Compression,

Inc.’s predecessor company in 1979 as a domestic sales representative. In 1986, he became an international sales representative. Mr. Townsend was promoted to Vice President of Business Development in April 1999 and Vice President of Sales in October 1999. Mr. Townsend has over 27 years of sales and management experience in the natural gas compression industry.

D. Bradley Childers.  Mr. Childers is Universal’s Senior Vice President and the President of the International Division of Universal Compression, Inc., Universal’s wholly owned subsidiary, positions he has held since July 2006. Previously, Mr. Childers served as Senior Vice President, Business Development, General Counsel and Secretary of Universal beginning in April 2005 and as the Senior Vice President, General Counsel and Secretary of Universal beginning in September 2002. Prior to joining Universal, Mr. Childers held various positions with Occidental Petroleum Corporation and its subsidiaries, including as Vice President, Business Development at Occidental Oil and Gas Corporation from 1999 to August 2002, and as a corporate counsel in the legal department from 1994 to 1999. Prior to that time, Mr. Childers was an associate corporate attorney in the Los Angeles office of Sullivan & Cromwell from 1989 to 1994.

Richard Leong.  Mr. Leong is Universal’s Senior Vice President, a position he has held since July 2004. Mr. Leong also serves as Senior Vice President, Marketing of Universal Compression, Inc., a position he has held since April 2005. Mr. Leong joined Universal in December 2001 as Universal’s Vice President and as President, Asia Pacific Division, of Universal Compression, Inc. From 1996 until May 2001, Mr. Leong worked with Cooper Energy Services in various managerial and sales positions, serving most recently as Vice President, Sales & Marketing. Mr. Leong has over 31 years of marketing and general management experience in the energy industry.

Donald C. Wayne.  Mr. Wayne is Universal’s Vice President, General Counsel and Secretary, a position he has held since joining Universal in August 2006. Prior to joining Universal, Mr. Wayne served as Vice President, General Counsel and Corporate Secretary of U.S. Concrete, Inc. (a producer of ready-mixed concrete and concrete-related products) from 1999 to August 2006. Prior to joining U.S. Concrete in 1999, Mr. Wayne served as an attorney with the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P.

Kenneth R. Bickett.  Mr. Bickett is Universal’s Vice President, Accounting and Corporate Controller, a position he has held since joining Universal in July 2005. Prior to joining Universal, Mr. Bickett served as Vice President and Assistant Controller for Reliant Energy, Inc. (an electricity and energy services provider). Prior to joining Reliant Energy in 2002, Mr. Bickett was employed by Azurix Corp. (a water and wastewater utility and services company) since 1998, where he most recently served as Vice President and Controller.

Information about Universal’s Corporate Governance

Corporate Governance

Independence.  Universal’s board of directors has determined that all of Universal’s directors are independent directors within the meaning of the rules of the NYSE, other than Mr. Snider and Mr. Danner, who are members of Universal’s management. In making this determination, Universal’s board of directors affirmatively determined that each independent director has no “material relationship” with Universal or its management, and that none of the express disqualifications under Section 303A.02(b) of the NYSE rules applies to any of them.

Corporate Governance Guidelines.  Universal is committed to adhering to sound principles of corporate governance and has adopted principles that it believes promote the effective functioning of Universal, its board of directors and its committees. A copy of Universal’s Corporate Governance Guidelines is available on Universal’s website at www.universalcompression.com, by clicking on “View UCO Investor Information,” then “Corporate Governance.” Universal will also provide a copy of its Corporate Governance Guidelines to any of its stockholders without charge upon written request.

Code of Business Conduct and Ethics.  Universal has adopted a Code of Business Conduct and Ethics that applies to its directors, officers and employees. A copy of its Code of Business Conduct and Ethics is available on its website at www.universalcompression.com, by clicking on “View UCO Investor Information,” then “Corporate Governance.” Universal will also provide a copy of its Code of Business Conduct and Ethics to any of its stockholders without charge upon written request.

Executive Sessions of the Board of Directors and Presiding Director.  Executive sessions of Universal’s non-management directors are held at least twice each year. Mr. Case has been appointed as the Presiding Director for these sessions.

Communication with Board Members.  Stockholders and other interested parties may communicate with Universal’s board of directors, or any of its individual directors, including the Presiding Director, or the non-management directors as a group, by sending a letter in care of Universal’s Corporate Secretary, 4444 Brittmoore Road, Houston, Texas 77041. Universal’s Corporate Secretary will open, log and forward all such correspondence (other than advertisements or other solicitations) to directors unless the director or directors to whom the correspondence is addressed has requested the Corporate Secretary to forward correspondence unopened.

Section 16(a) Beneficial Ownership Reporting Compliance

Executive officers, directors and certain persons who own more than ten percent of Universal’s common stock are required by Section 16(a) of the Securities Exchange Act of 1934 and related regulations to file reports of their ownership of Universal common stock with the SEC and the NYSE, and to furnish Universal with copies of the reports.

Three of Universal’s reporting persons filed Form 5’s. Universal received a written representation from the other reporting persons who did not file an annual report with the SEC on Form 5 that no Form 5 filing was due. Based solely on Universal’s review of the reports and representations furnished to Universal by such reporting persons, Universal believes that all required Section 16(a) reports were timely filed during the fiscal year 2006, with the exception of a Form 4 disclosing one transaction that was filed late by Ms. Clark.

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis

Compensation Committee Structure and Responsibilities

The purpose of the Compensation Committee of Universal’s board of directors is to discharge the board of directors’ responsibilities relating to compensation of Universal’s executives, to produce an annual report relating to this Compensation Discussion and Analysis (“CD&A”) for inclusion in Universal’s proxy statement in accordance with the rules and regulations of the SEC and to oversee the development and implementation of Universal’s compensation programs. The Compensation Committee of the board of directors is comprised entirely of directors who are not officers or employees of Universal and whom Universal’s board of directors has determined to be independent directors, as defined by the rules of the NYSE. The current members of the Compensation Committee are Mr. Honeybourne (Chair), Mr. Dutton, Mr. Pruellage and Ms. Rodriguez.

The primary responsibilities of the Compensation Committee are to:

1.	In consultation with senior management, establish Universal’s general compensation philosophy and oversee the development and implementation of compensation programs.

2.	Review and approve corporate goals and objectives relevant to the compensation of the CEO, evaluate the performance of the CEO in light of those goals and objectives, and set the CEO’s compensation level based on this evaluation. In determining the long-term incentive component of CEO compensation, the Committee shall consider, among other factors, Universal’s performance and relative shareholder return, the value of similar incentive awards to CEOs at comparable companies and awards given to the CEO in past years.

3.	Review and approve compensation programs applicable to executive officers other than the CEO.

4.	Make recommendations to the board of directors with respect to Universal’s incentive compensation plans and equity-based plans, including Universal’s incentive stock option plan, restricted stock plan, directors’ stock plan, employee stock purchase plan, employees’ supplemental savings plan and 401(k) Retirement and Savings Plan, oversee the activities of the individuals and committees responsible for administering these plans, including Universal’s Investment Committee in respect of the 401(k) Retirement and Savings Plan, and discharge any responsibilities imposed on the Committee by any of these plans.

5.	In consultation with management, oversee regulatory compliance with respect to compensation matters, including overseeing Universal’s policies on structuring compensation programs to preserve tax deductibility and, as required, establishing performance goals and certifying that performance goals have been attained for purposes of Section 162(m) of the Internal Revenue Code.

6.	Review and approve any severance or similar termination payments proposed to be made to any current or former executive officers of Universal.

7.	In connection with Universal’s proxy statement for the annual meeting of its stockholders, annual report on Form 10-K or other applicable SEC filing:

(a)	Review and discuss with management the CD&A required by SEC Regulation S-K, Item 402. Based on such review and discussion, determine whether to recommend to the board of directors that the CD&A in the form prepared by management be included in the proxy statement, annual report on Form 10-K or other applicable SEC filing.

(b)	Prepare the Compensation Committee Report in accordance with all applicable rules and regulations of the SEC for inclusion above the names of the members of the Committee in the proxy statement or annual report on Form 10-K. This report shall state whether (i) the Committee reviewed and discussed with management the CD&A and (ii) based on such review and discussion, the Committee recommended to the board of directors that the CD&A be included in the proxy statement, annual report on Form 10-K or other applicable SEC filing.

8.	Review and reassess the adequacy of the Compensation Committee’s Charter annually. If any revisions to the charter are deemed necessary or appropriate, submit such recommended changes to the board of directors for its consideration and approval.

9.	Prepare and issue the evaluations and reports described above.

10.	Any other duties or responsibilities expressly delegated to the Committee by the board of directors from time to time relating to Universal’s compensation programs.

The Compensation Committee has a charter, which is available at www.universalcompression.com. The charter may be revised with the approval of the Compensation Committee and Universal’s board of directors. The charter is reviewed annually by the Compensation Committee, and in connection with its review for the fiscal year ended 2006, the charter was revised to reflect the new executive compensation disclosure rules adopted by the SEC.

In performing its duties, the Compensation Committee receives and considers information and recommendations from the Chief Executive Officer and the Director of Total Rewards, except with respect to the President and Chief Executive Officer’s compensation. Universal’s Chief Executive Officer is Stephen A. Snider, and its Director of Total Rewards is Patrick Price. The Compensation Committee has the resources and authority appropriate to discharge its duties and responsibilities, including the authority to select, retain, terminate, and approve the fees and other retention terms of special counsel or other experts, advisors or consultants, as it deems appropriate, without seeking approval of Universal’s board of directors or management. With respect to consultants retained to assist in the determination or evaluation of director, CEO or senior executive compensation, this authority is vested solely in the Compensation Committee. The Compensation Committee may, in its discretion, delegate all or a portion of its duties and responsibilities to a subcommittee of the Compensation Committee. In particular, the Compensation Committee may delegate the approval of certain transactions to a subcommittee composed solely of one or more members of the Compensation Committee who are (i) “Non-Employee Directors” for the purposes of Rule 16b-3 under the Securities Exchange Act of 1934, as in effect from time to time, and (ii) “outside directors” for the purposes of Section 162(m) of the Internal Revenue Code, as in effect from time to time.

The Compensation Committee reviews and considers reports and analysis provided by compensation consultants. The Compensation Committee and Universal’s management have, for a number of years, utilized the compensation consulting services provided by Hewitt Associates LLC (“Hewitt”). In addition to Hewitt, the

Compensation Committee and Universal routinely access compensation information and surveys from industry trade and other sources. Universal’s Chief Executive Officer and the Director of Total Rewards play a significant role in providing input and recommendations to the Compensation Committee in evaluating and discussing data and analysis prepared or provided by Hewitt and other sources. The Chief Executive Officer also provides the Compensation Committee with his evaluation of the performance of the other executive officers in connection with the annual compensation review of the executive officers. In 2005, the Compensation Committee approved the use of Hewitt for 2005 & 2006 as executive compensation consultants providing competitive pay information, benchmarking analysis and overall annual compensation guidance for executive officers, relative to identified companies in the oilfield services sector. The use of Hewitt for these services is reviewed annually. Hewitt has been retained to provide similar executive compensation services for 2007.

Compensation Committee Activity

Mr. Honeybourne, as chair of the Compensation Committee, is in charge of developing and approving the Compensation Committee’s meeting agendas. The Compensation Committee meets at least once a year at a time and place determined by the Compensation Committee chair, with further meetings to occur, or actions to be taken by unanimous written consent, when deemed necessary or desirable by the Compensation Committee or its chair. In 2006, the Compensation Committee met on four occasions and acted by unanimous written consent on two occasions.

The Compensation Committee may invite such members of management to its meetings as it may deem desirable or appropriate, consistent with the maintenance of the confidentiality of compensation discussions. Universal’s Chief Executive Officer will not attend any meeting at which the Chief Executive Officer’s performance or compensation is discussed, unless specifically invited by the Compensation Committee.

In December 2005, Universal’s board of directors approved a change to Universal’s fiscal year end from March 31 to December 31. However, the Compensation Committee maintained Universal’s then existing twelve-month compensation measurement and performance review period ending March 31, 2006. The Compensation Committee initiated its compensation review process in March 2006 for the twelve-month period ended March 31, 2006 and awarded long-term incentive compensation to Universal’s executive officers in March 2006.

To re-align Universal’s compensation measurement and performance review period with Universal’s revised fiscal year end, on April 1, 2006 the Compensation Committee undertook a subsequent compensation measurement and performance review for the nine-month period ended December 31, 2006 with respect to changes in the performance period for short-term incentive compensation only. As a result, commencing with the twelve months ending December 31, 2007, the compensation measurement and performance review period and Universal’s fiscal period will be re-aligned. The review process for the nine months ended December 31, 2006 involved, among other things, an examination of:

•	analyses of executive officer compensation as provided by Hewitt, including analyses of data involving similarly sized oilfield service companies, as well as compensation information from other third party sources;

•	each executive’s performance compared to the goals and objectives established for the executive;

•	the nature, scope and level of the executive’s responsibilities;

•	each executive’s contribution to Universal’s financial results and effectiveness in exemplifying and promulgating Universal’s core values — safety, service and integrity; and

•	incentive bonus compensation recommendations for executive officers.

Overall Compensation Philosophy and Policies

Universal’s compensation policy is to offer a cash and equity-based compensation package that attracts and retains executive officers and aligns executive compensation with the interests of Universal’s stockholders on both a short- and long-term basis. Universal’s compensation philosophy is to provide total compensation that is competitive with companies in the oilfield services sector that are similar to Universal with regard to business operations, market capitalization, revenues and other financial indicators by which Universal has historically measured its performance.

With the assistance of Hewitt and Universal management, the Compensation Committee selected a compensation peer group of companies consisting of 14 publicly traded energy-related companies (the “Peer Group”). The Peer Group is used to benchmark executive compensation levels against companies that have executive positions with responsibilities similar in breadth and scope to Universal and have global businesses that compete with Universal for executive talent. The following 14 companies comprise the Peer Group: BJ Services Company, Cooper Cameron Corporation, FMC Technologies Incorporated, Global Industries Limited, Grant Prideco Incorporated, Hanover Compressor Company, Maverick Tube Corporation, Nabors Industries Limited, National Oilwell Varco Incorporated, Noble Corporation, Rowan Companies Incorporated, SEACOR Holdings Incorporated, Tidewater Incorporated and W-H Energy Services, Incorporated.

For Universal’s 2006 Named Executive Officers listed in the Summary Compensation Table, approximately 30% of target-level total direct compensation is attributable to base salary, and approximately 70% is attributable to “at-risk” performance-based incentive compensation consisting of annual bonus and equity awards, consistent with Universal’s goal to emphasize “at-risk” compensation. In the design and administration of executive compensation programs, the Compensation Committee generally targets current market levels of compensation at the 50th percentile. In doing so, Universal considers the market data for a Peer Group as described above that reflects the markets in which Universal competes for business and people. Raw data is reviewed and regression analysis is used in assessing market compensation data to provide appropriate comparisons based on company size, complexity and performance, as well as the nature, scope and level of the executives’ responsibilities. A consistent present value methodology is used in assessing stock-based and other long-term incentive awards. The focus and mix of executive compensation components and opportunities are tailored by individual position to reflect an appropriate balance among fixed and variable pay, short and long-term focus, and business segment or corporate accountability.

The Compensation Committee reviews Universal’s executive compensation programs annually to ensure these programs are competitive and reasonable, and to ensure that the short and long-term incentives are based on a combination of corporate and individual performance.

Compensation Policy Components

Universal’s executive compensation programs are managed from a total compensation perspective, with consideration given to each component of the total package. Universal’s executive compensation program consists of the following components:

•	base salary;

•	short-term incentives (bonus);

•	long-term incentives (stock option, restricted stock and unit appreciation rights (“UARs”)); and

•	other compensation programs.

Universal makes what it believes is limited use of perquisites for executives. Historically, the value of perquisites offered to Universal’s executives has not exceeded $50,000 in any given year. Universal’s executives do not have company cars or car allowances and their health care and insurance coverage is the same as that provided to all active employees except for certain Universal executive officers who participate in the Medical Expense Reimbursement Plan (“MERP”). The MERP provides for additional medical, dental, and vision benefits to certain Universal executive officers. In addition, Universal has agreed that Mr. Snider, Universal’s President and Chief Executive Officer, and his spouse will be entitled to continue to participate, at Universal’s expense, in Universal’s medical benefit plan following his retirement so long as he remains an active employee of Universal until his retirement. Club memberships are limited and provided on an as-needed basis for business purposes only. A taxable benefit for executive financial planning is provided and ranges from $5,000 to a maximum of $15,000 per year. It is paid, only if used by the executive, on a reimbursable basis. Because Universal values the health and welfare of its executives, an annual physical examination is available to certain Universal executive officers at their election.

Base Salary.  Universal’s base salary philosophy is to keep base salaries competitive with those offered by companies of similar size in the oilfield services sector in order to attract and retain employees. In addition to considering market comparisons in making salary decisions, Universal exercises discretion and judgment based on the following factors:

•	level of responsibility;

•	individual skills;

•	experience in current role and internal equity among other Universal executives;

•	performance; and

•	external factors involving competitive positioning and general economic conditions.

No specific formula is applied to determine the weight of each factor. Annual salary reviews are conducted to evaluate the individual performance of executives; however, individual salaries are not necessarily adjusted each year. Individual salaries are reviewed by the Compensation Committee and have historically been effective in the July time period. In May 2006, the Compensation Committee reviewed and increased the base salaries of the executive officers effective July 2006. In June 2006, the Compensation Committee further increased the base salaries of Messrs. Danner and Childers effective July 2006 to reflect subsequent changes in their respective roles and responsibilities.

Please see the Summary Compensation Table for Universal’s Named Executive Officers presented in this report for more information regarding the salaries for Universal’s Named Executive Officers.

Short-Term Incentives.  Universal’s Compensation Committee administers Universal’s Officer Incentive Plan (“OIP”) to provide the short-term incentive compensation element of Universal’s total direct compensation program. Universal’s incentive bonus policy is to provide, through the OIP, bonus payments to an executive officer based upon the attainment of certain Universal financial, safety and individual objectives.

Each eligible participant is assigned a target award opportunity, which is communicated at the beginning of the performance period. Target award opportunities are expressed as a percentage of base salary. The target awards are intended to deliver competitive incentive opportunities that are generally in line with the desired competitive compensation levels for Universal. The target award represents the level of bonus payment the participant may earn in the event plan performance is achieved at “target,” and acceptable organizational standards are met. Participants may receive payouts above or below the target based on performance levels that exceed or fall below expectations. The 2006 annual target percentages for Universal’s Named Executive Officers listed in the Summary Compensation Table were as follows:

		2006 Bonus
Executive Officer:	Title:	Target %

Mr. Snider	President & Chief Executive Officer	100%
Mr. Anderson	Senior Vice President & Chief Financial Officer	70%
Mr. Danner	Executive Vice President & Chief Operating Officer	80%
Mr. Childers	Senior Vice President	70%
Mr. Townsend	Senior Vice President	70%

Under the 2006 OIP, each executive officer’s bonus amount was calculated based on an objective analysis of Universal’s financial and safety performance, with 90% of this amount based on financial performance — as measured by corporate earnings per share (“EPS”) and divisional earnings before taxes (“EBT”) — and 10% of this amount based on safety, as measured by the total recordable incident rate (“TRIR”), each variable being defined in the OIP. The 2006 transition period performance goals for Universal’s executive officers were as follows:

Corporate EPS	N. America Division EBT	International EBT	TRIR

$2.04	$71.50 Million	$13.28 Million	1.25

An individual performance multiplier may be applied to the bonus determined on the basis of financial and safety performance. The multiplier, which can range from 0 to 1.25, is designed to account for each executive officer’s individual performance. The purpose of the multiplier is to provide differentiation for individual contribution to company performance. In the case of the Chief Executive Officer, the multiplier is determined by the Compensation Committee. In the case of the other executive officers, the multiplier is recommended by the Chief Executive Officer, but ultimately determined by the Compensation Committee. The Compensation Committee has discretion to increase the multiplier above 1.25 and to award bonuses in excess of or below the targeted amounts. No multiplier was applied in 2006.

As mentioned above, in 2006, Universal moved from a fiscal year incentive plan, ending each March 31st, to a calendar year incentive plan, ending each December 31st. This change was made to align Universal’s then-recently changed fiscal year period (moved from March 31st to December 31st) and Universal’s compensation measurement and performance review period, but resulted in a transitional, nine-month compensation measurement and performance review period covering a transition period running from April 1, 2006 through December 31, 2006. In June 2006, the Compensation Committee authorized and approved the OIP for that transition period. Beginning in 2007, the compensation measurement and performance review period parallels Universal’s calendar year fiscal period. Prior to the fiscal year end and compensation measurement and performance review period changes, the Compensation Committee historically reviewed and approved short-term incentives paid under the OIP for executive officers in March and payments followed in April or May. Since those changes took effect, the Compensation Committee has shifted its review and approval process to the February-March timeframe and Universal anticipates making payments of those awards sometime in the March-April timeframe. On March 6, 2007, Universal’s Compensation Committee approved short-term incentive awards under the 2006 OIP, which were paid on March 15, 2006. Please see the Summary Compensation Table for Universal’s Named Executive Officers and accompanying narrative disclosure presented hereinafter for more information regarding the short-term incentives for the Named Executive Officers, including the recent payout under the 2006 OIP.

The 2007 OIP was approved by Universal’s Compensation Committee on February 22, 2007. While substantially similar to the 2006 OIP, the 2007 OIP differs in the following ways:

•	The weight of the objective financial measures, corporate EPS and division EBT, decreased from 45% of the total award formula each to 30% each (or a decrease from 90% to 60% in aggregate); and

•	Individual performance goals, or Key Business Activities (“KBAs”), were added to the factors Universal’s Compensation Committee will consider.

With these changes, KBAs will represent the 30% of the OIP compensation formula by which the objective measures (corporate EPS and division EBT) were collectively reduced. These changes were effected to reflect the importance of the KBAs to Universal’s success.

Long-Term Incentives — Overview.  In 2006, Universal’s Compensation Committee continued its strategy of using a combination of incentives to meet Universal’s long-term incentive objectives. These included restricted stock, stock options and unit appreciation rights. By granting a mix of long-term incentives, Universal expects to effectively address volatility in its industry and in the stock market. For 2006, long-term incentives comprised the largest portion of Universal’s Named Executive Officers’ compensation, which is consistent with Universal’s at-risk pay philosophy. In 2006, Universal’s Named Executive Officers received Universal stock options, restricted stock awards, Universal Compression Partners, L.P. (“Universal Partnership”) unit options and UARs, each as described in the Grants of Plan-Based Awards Table set forth in the tabular disclosure below.

Universal’s incentive stock option plan and restricted stock plan provide for stock-based awards of stock options and restricted stock, respectively, and are administered by Universal’s Compensation Committee. The Compensation Committee’s determination of the size of equity-based grants to executive officers is based on market references to long-term incentive compensation for comparable positions within the Peer Group and on the subjective assessment of organizational roles and internal job relationships by Universal’s Compensation Committee.

Long-Term Incentives — Stock Option Grants.  Universal’s Compensation Committee believes that grants of stock options are an important element to incent executive officers to work toward Universal’s long-term performance goals as the benefit will increase only if and to the extent that the value of Universal’s common stock increases. Thus, Universal adopted an incentive stock option plan. Under Universal’s incentive stock option plan, Universal’s policy is to grant a number of options to an executive officer based on the officer’s contributions, competitive market data for each executive officer position, and the executive officer’s ability to impact overall corporate performance. Generally, options are granted subject to a staggered three-year vesting period and have an exercise price equal to the market value of Universal’s common stock on the date of the grant. Historically, stock option grants have been awarded in the March timeframe. Due to the recent fiscal year change, stock option grants for Universal executive officers are anticipated to be provided during the mid-year timeframe. During 2006, Universal granted options to purchase an aggregate of 215,000 shares of Universal stock to its Named Executive Officers.

Long-Term Incentives — Restricted Stock Grants.  Universal’s Compensation Committee also believes that grants of restricted stock incent Universal’s executive officers to work toward Universal’s long-term performance goals. Thus, Universal adopted a restricted stock plan. Under this Plan, Universal’s policy is to grant a number of restricted shares to an executive officer based on the same criteria as stock option grants. The Compensation Committee has discretion in setting appropriate vesting schedules for restricted stock grants. Generally, restricted stock grants vest 0% upon the first anniversary of the grant, and 25% on each subsequent anniversary. Universal believes that stock options and restricted stock ensure that the executive officers have a continuing stake in the long-term success of Universal. Historically, restricted stock grants have been awarded in the March timeframe. Due to the recent fiscal year change, restricted stock grants for Universal’s executive officers are anticipated to be provided during the mid-year timeframe. During 2006, Universal granted an aggregate of 43,000 restricted shares of Universal’s stock to Universal’s Named Executive Officers.

Long-Term Incentives — Unit Appreciation Rights.  Universal’s Compensation Committee also believes that grants of UARs will provide incentive to Universal’s executive officers to work toward Universal’s long-term performance goals. Accordingly, during 2006, Universal granted an aggregate of 300,000 UARs to Universal’s Named Executive Officers. UARs are granted based on criteria similar to that for stock options. UARs entitle the recipient to the cash difference between the “exercise” price and the value of the Universal Partnership’s common units on the date of exercise. UARs are not settled in Universal’s or the Universal Partnership’s equity securities. Each of the 2006 awards of UARs will vest on January 1, 2009.

Universal Compression Partners Long-Term Incentives.  The Universal Compression Partners Long-Term Incentive Plan (the “Partnership Plan”) was adopted by the board of the Universal Partnership’s general partner, UCO GP, LLC, in October 2006 in connection with the Universal Partnership’s initial public offering with the objective of promoting the interests of the Universal Partnership by providing to management, directors, employees and consultants of Universal and its affiliates who perform services for the Universal Partnership and its subsidiaries incentive compensation awards that are based on units of the Universal Partnership. The Partnership Plan is also designed to enhance the Universal Partnership’s ability to attract and retain the services of individuals who are essential for the growth and profitability of the Universal Partnership and to encourage them to devote their best efforts to advancing the Universal Partnership’s business. The Partnership Plan is solely administered by the UCO GP, LLC’s Compensation Committee. However, since Universal and UCO GP, LLC share largely the same slate of executive officers and since the Universal Partnership’s results are consolidated for financial reporting purposes, Universal believes it is appropriate to provide a brief description of the Partnership Plan.

The Partnership Plan provides for the grant of up to an aggregate of 625,000 units, restricted units, phantom units, unit options, unit awards or substitute awards and, with respect to unit options and phantom units, the grant of distribution equivalent rights, or DERs. Since the inception of the Partnership Plan, the Universal Partnership has awarded only unit options and phantom units. During 2006, the Universal Partnership granted options to purchase an aggregate of 300,000 common units to Universal’s Named Executive Officers.

Other Compensation Programs.  Universal maintains a 401(k) Retirement and Savings Plan which provides Universal employees, including executive officers, the opportunity to defer up to 25% of their eligible salary up to the IRS maximum deferral amount on a pre-tax basis. This is accomplished through regular payroll contributions to an employee account. The participant may direct how the funds are invested. Universal’s policy for employees with less than five years of service is to match, in Universal common stock, 50% of an employee’s contribution, to a maximum of 3% of employee’s annual eligible compensation. For employees with five or more years of service, the match is 75% of the employee’s contributions with a maximum match of 4.5% of the employee’s annual eligible compensation. Employees vest in Universal’s contribution over five years, based on length of employment.

Universal also sponsors an employees’ supplemental savings plan through which, similar to the 401(k) Retirement and Savings Plan, employees with an annual base salary of $100,000 or more, including executive officers, may defer up to 25% of their eligible salary on a pre-tax basis. The Plan is a nonqualified, deferred compensation plan and participation is voluntary. Participants may also defer up to 100% of their incentive bonus in 25% increments. Universal’s policy is to match in its employees’ supplemental savings plan in the same way as that described in the Universal 401(k) Retirement and Savings Plan above. Universal matches in Universal common stock. Deferrals from bonuses are not eligible for the match. The match limits of 3% and 4.5% are aggregate amounts and include both the Universal 401(k) retirement and savings plan and the Universal employees’ supplemental savings plan match amounts. The Universal employees’ supplemental savings plan, in part, is designed to provide a vehicle to restore qualified plan benefits which are reduced as a result of limitations imposed under the Internal Revenue Code. It also serves to defer compensation that would otherwise be treated as excessive employee remuneration within the meaning of Section 162(m) of the Internal Revenue Code.

Chief Executive Officer Compensation

Mr. Snider received an annual base salary of $525,000 from Universal during 2006. In March 2007, Mr. Snider received a bonus of $285,000 from Universal for 2006. Mr. Snider was granted options representing 130,000 shares of Universal’s common stock with respect to Universal’s previous twelve-month compensation review period, which ended on March 31, 2006. In addition, on December 13, 2006, the Universal Partnership granted Mr. Snider 85,714 unit options under the Partnership Plan and Universal granted Mr. Snider 85,714 UARs, which are aligned with the Universal Partnership’s common unit price on the date of grant. Universal made matching contributions during 2006 of 203 shares of Universal common stock to Mr. Snider’s Universal 401(k) Retirement and Savings Plan account and 278 shares of Universal common stock to his account under the employees’ supplemental savings plan.

Mr. Snider’s compensation is determined by the Universal Compensation Committee using substantially the same criteria utilized to determine compensation for the other Named Executive Officers, as described earlier in this CD&A.

Accounting Implications and Compensation Deductions Limitation

SFAS No. 123R.  Effective January 1, 2006, Universal adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. Prior to 2006, Universal accounted for stock options in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under APB 25, stock option expense was not recognized in net income as the exercise price of stock options granted was equal to the market value of the stock on the date of grant. Universal adopted SFAS No. 123R utilizing the modified prospective transition method. As a result, prior periods have not been restated to reflect the impact of SFAS No. 123R.

IRC Section 162(m).  Section 162(m) of the Internal Revenue Code, as amended (the “Code”), limits the deductibility of certain compensation expenses in excess of $1,000,000 to any one individual in any fiscal year. Compensation that is “performance based” is excluded from this limitation. For compensation to be “performance based,” it must meet certain criteria including certain predetermined objective standards approved by stockholders. Universal believes that maintaining the discretion to evaluate the performance of its executive officers is an important part of Universal’s responsibilities and benefits Universal’s stockholders. Universal’s Compensation Committee in coordination with Universal management periodically assesses the potential application of Section 162(m) on incentive compensation awards and other compensation decisions.

Potential Payments Upon Change of Control

Universal has elected, as a policy matter, not to offer employment agreements to its executive officers. Accordingly, employees of Universal, including the Named Executive Officers, are employees at-will. This means that Universal may terminate an employee’s employment at any time, with or without notice, with or without cause or reason and with or without the payment of any specified amounts. Generally, Universal’s executive officers, including each of the Named Executive Officers, have entered into change of control agreements. Two non-executive employees have also entered into change of control agreements. Universal designed the agreements to retain its executives and provide continuity of management in the event of any actual or potential change of control of Universal. In the event of a change of control, certain benefits may be paid or provided to the Named Executive Officers. Additionally, Universal’s incentive stock option plan and restricted stock plan provide that, upon a change of control, as defined in such plans, all awards of stock options and restricted shares automatically vest and, in the case of stock options, become exercisable. Additional information regarding potential payments upon a change of control can be found under “— Employment Contracts, Termination of Employment and Change-in-Control Arrangements.”

Equity Ownership Requirements

Universal does not have any policy or guidelines that require specified ownership of its securities by its directors or executive officers or retention guidelines applicable to equity-based awards granted to directors or executive officers. Information regarding Universal director and Named Executive Officer equity ownership can be found in the compensation tables that follow this CD&A.

Conclusion

In conclusion, we believe Universal’s executive compensation programs are:

•	appropriate in amount;

•	appropriately applied to Universal’s executive officers; and

•	necessary to retain the executive officers who are essential to the continued development and success of Universal, to compensate those executive officers for their contributions and to enhance stockholders’ value.

Compensation Committee Report

The Compensation Committee of Universal’s board of directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with Universal management and, based on such review and discussion, the Compensation Committee recommended to Universal’s board of directors that the Compensation Discussion and Analysis be included in this report.

The Compensation Committee

J.W.G. “Will” Honeybourne, Chairman
Uriel E. Dutton
William M. Pruellage
Lisa W. Rodriguez

Executive Officer Compensation

Summary Compensation Table

The following table summarizes the compensation of Universal’s Chief Executive Officer, Chief Financial Officer and three highest paid executive officers other than its Chief Executive Officer and Chief Financial Officer (“Named Executive Officers”) for the twelve months ended December 31, 2006.

						(4)
				(2)	(3)	Non-Equity	(5)
		(1)		Stock	Option	Incentive Plan	All Other	(6)
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Name and Position	Year	($)	($)	($)	($)	($)	($)	($)

Stephen A. Snider	2006	$525,000	$—	$240,120	$1,018,793	$285,000	$39,080	$2,107,993
President and Chief
Executive Officer
J. Michael Anderson	2006	302,500	—	242,807	347,654	115,000	16,080	1,024,041
Senior Vice President and
Chief Financial Officer
Ernie L. Danner	2006	337,500	—	270,353	392,118	147,000	25,486	1,172,457
Executive Vice President
and Chief Operating Officer
D. Bradley Childers	2006	287,500	—	210,687	312,135	115,000	18,505	943,827
Senior Vice President
Kirk E. Townsend	2006	307,500	—	180,235	309,485	95,000	25,881	918,101
Senior Vice President

(1)	The amounts included in the “Salary” column represent the amounts paid in salary for the twelve months ended December 31, 2006.

(2)	The amounts included in the “Stock Awards” column represent the compensation cost recognized for the twelve months ended December 31, 2006 related to non-option stock awards, as described in Statement of Financial Accounting Standards No. 123R. For a discussion of valuation assumptions, see Note 8 to Universal’s consolidated financial statements in Universal’s Form 10-K for the twelve months ended December 31, 2006. Please see the “Grants of Plan-Based Awards Table” for more information regarding the stock awards granted by Universal and the Universal Partnership in 2006.

(3)	The amounts included in the “Option Awards” column represent the compensation cost recognized for the twelve months ended December 31, 2006 related to option awards, as described in Statement of Financial Accounting Standards No. 123R. For a discussion of valuation assumptions, see Note 8 to Universal’s consolidated financial statements in Universal’s Form 10-K for the twelve months ended December 31, 2006. Please see the “Grants of Plan-Based Awards Table” for more information regarding the option awards granted by Universal and the Universal Partnership in 2006.

(4)	The amount included in the “Non-Equity Incentive Plan Compensation” column represents the awards paid in 2007 under the 2006 OIP, which covered the nine-month compensation measurement and performance review period beginning April 1, 2006 and ending December 31, 2006.

(5)	The amounts shown in the “All Other Compensation” column are attributable to the following, which did exceed $10,000 in the aggregate:

•	Mr. Snider: $7,005 for 2006 contribution for executive medical coverage under Universal’s Medical Expense Reimbursement Plan (“MERP”); $9,450 for matching contributions to his contributions under the Universal 401(k) Retirement and Savings Plan; $14,175 for matching contributions under the Universal employees’ supplemental savings plan; and $8,450 for tax assistance and executive wellness.

•	Mr. Anderson: $7,005 for 2006 contribution for executive medical coverage under MERP; $6,300 for matching contributions to his contributions under the Universal 401(k) Retirement and Savings Plan; and $2,775 for matching contributions under the Universal employees’ supplemental savings plan.

•	Mr. Danner: $7,005 for 2006 contribution for executive medical coverage under MERP; $9,450 for matching contributions to his contributions under the Universal 401(k) Retirement and Savings Plan;

$5,011 for matching contributions under the Universal employees’ supplemental savings plan; and $4,020 for tax assistance and executive wellness.

•	Mr. Childers: $7,005 for 2006 contribution for executive medical coverage under MERP; $6,300 for matching contributions to his contributions under the Universal 401(k) Retirement and Savings Plan; $2,325 for matching contributions under the Universal employees’ supplemental savings plan; and $2,875 for tax assistance and executive wellness.

•	Mr. Townsend: $7,005 for 2006 contribution for executive medical coverage under MERP; $9,450 for matching contributions to his contributions under the Universal 401(k) Retirement and Savings Plan; $4,388 for matching contributions under the Universal employees’ supplemental savings plan; and $5,038 for tax assistance and club dues.

(6)	The amount included in the “Total” compensation column represents the sum of all the other Summary Compensation Table columns.

Grants of Plan-Based Awards Table

The following Grants of Plan-Based Awards Table provides additional information about stock and option awards and non-equity incentive plan awards granted to Universal’s Named Executive Officers during the twelve months ended December 31, 2006, by both Universal and the Universal Partnership.

					(2)	(3)
					All Other	All Other
					Stock	Option
					Awards:	Awards:	Exercise or	(4)
					Number	Number of	Base	Grant Date
		(1)			of Shares	Securities	Price of	Fair Value
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			of Stock	Underlying	Option	of Stock
		Threshold	Target	Max.	or Units	Options	Awards	and Option
Name	Grant Date	($)	($)	($)	(#)	(#)	($/Sh)	Awards

Stephen A. Snider		$110,000	$550,000	$1,100,000
President and Chief	3/3/2006					130,000	$43.39	$2,338,700
Executive Officer	12/13/2006					85,714	25.94	154,088
	12/13/2006					85,714	25.94	154,088

								$2,646,876

J. Michael Anderson		$43,400	$217,000	$434,000
Sr. Vice President and	3/3/2006					20,000	$43.39	$359,800
Chief Financial Officer	3/3/2006				9,000			390,330
	12/13/2006					64,286	25.94	115,567
	12/13/2006					64,286	25.94	115,567

								$981,264

Ernie L. Danner		$56,800	$284,000	$568,000
Executive Vice President	3/3/2006					25,000	$43.39	$449,750
and Chief Operating Officer	3/3/2006				15,000			650,550
	12/13/2006					64,286	25.94	115,567
	12/13/2006					64,286	25.94	115,567

								$1,331,434

D. Bradley Childers		$42,000	$210,000	$420,000
Senior Vice President	3/3/2006					20,000	$43.39	$359,800
	3/3/2006				9,000			390,330
	12/13/2006					42,857	25.94	77,044
	12/13/2006					42,857	25.94	77,044

								$904,218

Kirk E. Townsend		$44,100	$220,500	$441,000
Senior Vice President	3/3/2006					20,000	$43.39	$359,800
	3/3/2006				10,000			433,700
	12/13/2006					42,857	25.94	77,044
	12/13/2006					42,857	25.94	77,044

								$947,588

(1)	The amounts shown reflect Universal’s 2006 OIP range of payouts. Universal’s Compensation Committee established target OIP awards, expressed as a percentage of the executive’s 2006 base salary, and individual and company performance measures for the purpose of determining the amount paid out under the 2006 OIP for each executive officer for the twelve months ended December 31, 2006. The amount shown in the “target” column represents the target percentage of each executive officer’s 2006 base salary. For 2006, the target percentages were: 100% for Mr. Snider; 80% for Mr. Danner and 70% for Messrs. Anderson, Childers and Townsend. The amount shown in the “maximum” column represents the maximum amount payable under the 2006 OIP, which is 200% of the target amount shown. The amount shown in the “threshold” column represents the amount payable under the 2006 OIP if only the minimum level of company performance of the 2006 OIP is attained, which is 20% of the target amount shown. See “Compensation Discussion and Analysis” for more information regarding Universal’s OIP.

(2)	Includes long-term incentive awards under the Universal restricted stock plan. See the table titled “Outstanding Equity Awards at Fiscal Year-End” for additional information on equity awards.

(3)	Includes long-term incentive awards under the Universal incentive stock option plan and Universal Partnership’s Long-Term Incentive Plan, and awards of UARs. See the table titled “Outstanding Equity Awards at Fiscal Year-End” for additional information on equity awards.

(4)	Represents the full grant date fair value of the awards computed in accordance with Statement of Financial Accounting Standards No. 123R.

Outstanding Equity Awards at Fiscal Year-End Table

The following Outstanding Equity Awards at Fiscal Year-End Table includes equity awards under Universal’s and the Universal Partnership’s long-term incentive plans. Unless specifically identified in the footnotes below, the awards are granted under the applicable Universal long-term incentive plan. The numbers contained herein are for the twelve months ended December 31, 2006.

							Stock Awards
									(1)
	Option Awards								Market Value
	Number of		Number of				Number of		of Shares
	Securities		Securities				Shares or		or Units
	Underlying		Underlying		Option		Units of Stock		of Stock
	Unexercised		Unexercised		Exercise	Option	That Have Not		That Have
	Options		Options		Price	Expiration	Vested		Not Vested
Name	(#) Exercisable		(#) Unexercisable		($)	Date	(#)		($)

Stephen A. Snider	90,523				$31.65	12/11/2010	11,250	(2)	$698,738
President and Chief Executive	97,024				33.60	4/20/2011	20,000	(3)	1,242,200
Officer	145,306				21.30	2/19/2012
	29,015				16.71	3/10/2013
	23,333	(4)	11,667	(4)	30.07	4/30/2014
	10,000	(5)	20,000	(5)	38.15	3/9/2015
	—		130,000	(6)	43.39	3/3/2016
			85,714	(7)	25.94	3/15/2010
			85,714	(8)	25.94	3/15/2010

	395,201		333,095
J. Michael Anderson	67,660				$17.30	3/31/2013	10,000	(9)	$621,100
Senior Vice President and	17,340				17.30	3/31/2013	6,000	(2)	372,660
Chief Financial Officer	13,333	(4)	6,667	(4)	30.07	4/30/2014	8,000	(3)	496,880
	5,666	(5)	11,334	(5)	38.15	3/9/2015	9,000	(10)	558,990
	—		20,000	(6)	43.39	3/3/2016
			64,286	(7)	25.94	3/15/2010
			64,286	(8)	25.94	3/15/2010

	103,999		166,573
Ernie L. Danner	50,523				$31.65	12/11/2010	9,000	(2)	$558,990
Executive Vice President and	17,024				33.60	4/20/2011	12,000	(3)	745,320
Chief Operating Officer	20,306				21.30	2/19/2012	15,000	(10)	931,650
	16,666	(4)	8,334	(4)	30.07	4/30/2014
	7,333	(5)	14,667	(5)	38.15	3/9/2015
	—		25,000	(6)	43.39	3/3/2016
			64,286	(7)	25.94	3/15/2010
			64,286	(8)	25.94	3/15/2010

	111,852		176,573

							Stock Awards
									(1)
	Option Awards								Market Value
	Number of		Number of				Number of		of Shares
	Securities		Securities				Shares or		or Units
	Underlying		Underlying		Option		Units of Stock		of Stock
	Unexercised		Unexercised		Exercise	Option	That Have Not		That Have
	Options		Options		Price	Expiration	Vested		Not Vested
Name	(#) Exercisable		(#) Unexercisable		($)	Date	(#)		($)

D. Bradley Childers	38,420				$19.03	9/3/2012	2,500	(11)	$155,275
Senior Vice President	25,000				16.71	3/10/2013	6,000	(2)	372,660
	13,333	(4)	6,667	(4)	30.07	4/30/2014	8,000	(3)	496,880
	5,666	(5)	11,334	(5)	38.15	3/9/2015	9,000	(10)	558,990
	—		20,000	(6)	43.39	3/3/2016
			42,857	(7)	25.94	3/15/2010
			42,857	(8)	25.94	3/15/2010

	82,419		123,715
Kirk E. Townsend	15,000				$22.00	5/23/2010	6,000(2)		$372,660
Senior Vice President	35,000				31.65	12/11/2010	8,000(3)		496,880
	2,976				33.60	4/20/2011	10,000(10)		621,100
	4,694				21.30	2/19/2012
	13,333	(4)	6,667	(4)	30.07	4/30/2014
	5,666	(5)	11,334	(5)	38.15	3/9/2015
	—		20,000	(6)	43.39	3/3/2016
			42,857	(7)	25.94	3/15/2010
			42,857	(8)	25.94	3/15/2010

	76,669		123,715

(1)	Based on the closing price of Universal common stock as of December 29, 2006 ($62.11).

(2)	Remainder of unvested portion of April 30, 2004 restricted stock grant vests ratably on April 30, 2007, April 30, 2008, and April 30, 2009.

(3)	March 9, 2005 restricted stock grant vests ratably on March 9, 2007, March 9, 2008, March 9, 2009 and March 9, 2010.

(4)	Options vest ratably and become exercisable on the first three anniversaries of the grant date and are fully vested on April 30, 2007.

(5)	Options vest ratably and become exercisable on the first three anniversaries of the grant date and are fully vested on March 9, 2008.

(6)	Options vest ratably and become exercisable on the first three anniversaries of the grant date and are fully vested on March 3, 2009.

(7)	Unit Option grant under the Universal Partnership’s Long-Term Incentive Plan vests on January 1, 2009.

(8)	UAR grant vests on January 1, 2009.

(9)	Remainder of unvested portion of March 31, 2003 restricted stock grant vests ratably on March 31, 2007 and March 31, 2008.

(10)	March 3, 2006 restricted stock grant vests ratably on March 3, 2008, March 3, 2009, March 3, 2010 and March 3, 2011.

(11)	Unvested portion of September 3, 2002 restricted stock grant vests on September 3, 2007.

Option Exercises and Stock Vested Table

The following Option Exercises and Stock Vested Table provides additional information about the value realized by Universal’s Named Executive Officers on option award exercises and stock award vesting during the twelve months ended December 31, 2006.

	Option Awards		Stock Awards
	Number of	(1)	Number of		(2)
	Shares Acquired	Value Realized	Shares Acquired		Value Realized
	on Exercise	on Exercise	on Vesting		on Vesting
Name	(#)	($)	(#)		($)

Stephen A. Snider	111,384	$4,726,073	11,250	(3)	$518,025	(3)
President and Chief Executive Officer
J. Michael Anderson	—	—	7,000	(4)	365,150	(4)
Senior Vice President and Chief Financial Officer
Ernie L. Danner	158,695	6,747,651	8,000	(5)	373,300	(5)
Executive Vice President and Chief Operating Officer
D. Bradley Childers	1,580	70,120	4,500	(6)	251,550	(6)
Senior Vice President
Kirk E. Townsend	53,998	2,090,751	4,500	(7)	214,600	(7)
Senior Vice President

(1)	Amount in “Value Realized on Exercise” column represents the aggregate dollar value realized upon the exercise of options to purchase Universal common stock.

(2)	Amount in “Value Realized on Vesting” column represents the number of shares vested multiplied by the market price of a share of Universal common stock on the date of vesting.

(3)	The number of vested shares of Universal common stock reported for Mr. Snider is attributable to vesting of the following awards:
7,500 restricted shares at $41.12 — $308,400
3,750 restricted shares at $55.90 — $209,625

(4)	The number of vested shares of Universal common stock reported for Mr. Anderson is attributable to vesting of the following awards:
5,000 restricted shares at $50.67 — $253,350
2,000 restricted shares at $55.90 — $111,800

(5)	The number of vested shares of Universal common stock reported for Mr. Danner is attributable to vesting of the following awards:
5,000 restricted shares at $41.12 — $205,600
3,000 restricted shares at $55.90 — $167,700

(6)	The amount of shares of Universal common stock reported for Mr. Childers is attributable to vesting of the following awards:
2,500 restricted stock at $55.90 — $139,750
2,000 restricted stock at $55.90 — $111,800

(7)	The number of vested shares of Universal common stock reported for Mr. Townsend is attributable to vesting of the following awards:
2,500 restricted shares at $41.12 — $102,800
2,000 restricted shares at $55.90 — $111,800

Nonqualified Deferred Compensation Table

The following Nonqualified Deferred Compensation Table summarizes Universal’s Named Executive Officers’ compensation under Universal’s nonqualified supplemental retirement plan for the twelve months ended December 31, 2006.

		(2)	(3)	(4)
	(1)	Registrant	Aggregate	Aggregate
	Executive	Contributions	Earnings	Balance at
	Contributions in	in Last	in Last	Last Fiscal
	Last Fiscal Year	Fiscal Year	Fiscal Year	Year-End
Name	($)	($)	($)	($)

Stephen A. Snider	$541,452	$14,175	$208,271	$2,176,653
President and Chief Executive Officer
J. Michael Anderson	12,836	2,775	24,957	145,307
Senior Vice President and Chief Financial Officer
Ernie L. Danner	59,654	5,011	222,824	1,617,893
Executive Vice President and Chief Operating Officer
D. Bradley Childers	16,265	2,325	12,248	77,747
Senior Vice President
Kirk E. Townsend	17,969	4,388	21,806	129,248
Senior Vice President

(1)	Amounts shown represent contributions made by each Named Executive Officer to Universal’s non-qualified deferred compensation plan, the Universal employees’ supplemental savings plan, during calendar year 2006. In addition, Mr. Snider elected to defer $429,629 of his incentive awarded in 2006 with respect to the 2005 compensation measurement and performance review period.

(2)	Amounts shown represent matching contributions made by Universal to each Named Executive Officer’s employees’ supplemental savings plan accounts.

(3)	Amounts shown represent earnings under the Universal employees’ supplemental savings plan considering historical balances, and Named Executive Officer and Universal’s contributions during 2006.

(4)	Amounts shown represent the aggregate employees’ supplemental savings plan balance for each Universal Named Executive Officer at December 31, 2006.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

Universal has elected, as a policy matter, not to offer employment agreements to its executive officers. However, certain of Universal’s executive officers are offered change of control agreements pursuant to which they may receive certain payments. Universal designed the change of control agreements to retain its executives and provide continuity of management in the event of any actual or potential change of control of Universal. To date, nine officers of Universal, including the Named Executive Officers have entered into change of control agreements with Universal. In addition, Universal has agreed that Mr. Snider, its President and Chief Executive Officer, and his spouse will be entitled to continue to participate, at Universal’s expense, in Universal’s medical benefit plan following his retirement so long as he remains an active employee of Universal until his retirement. Each change of control agreement provides that if, during the one-year period following a change of control, Universal terminates the executive’s employment other than for cause, death or disability, or the executive terminates for good reason, then Universal will pay the executive in a lump sum in cash within 30 days after the date of termination the following:

•	An amount equal to the executive’s annual base salary through the date of termination and a pro rated annual bonus based upon the greater of the annual bonus that would be payable to the executive for that year or the executive’s highest annual bonus over the preceding three years;

•	An amount equal to two times the executive’s current annual base salary and two times the greater of the annual bonus that would be payable to the executive for that year or the executive’s highest annual bonus over the preceding three years;

•	For a period of two years following the executive’s date of termination, Universal will provide company medical and welfare benefits to the executive or the executive’s family equal to those benefits which would have been provided to such executive in accordance with the benefits if the executive’s employment had not been terminated;

•	Universal will pay the executive an amount equal to the amount forfeited by the executive under its deferred compensation plan, 401(k) Retirement and Savings Plan or any similar plan;

•	All stock options, restricted stock, restricted stock units or other stock-based awards held by the executive that are not vested, will vest; and

•	In the event that any payment or distribution made by Universal to or for the benefit of the executive would be subject to a federal excise tax, then the executive is entitled to receive an additional gross-up payment.

For purposes of these change of control agreements, “good reason” includes, in relevant part, the following events:

•	the assignment to the executive officer of any duties inconsistent with his or her position, authority, duties or responsibilities during the ninety-day period prior to the change of control, or any material diminution in his or her position, authority, duties or responsibilities;

•	the requirement that the executive officer be based at any location other than that required during the ninety-day period prior to the change of control, or any substantially increased business travel relative to that required during the ninety-day period prior to the change of control; or

•	any purported termination of the executive officer’s employment, other than as expressly permitted by the applicable change of control agreement.

For purposes of these change of control agreements, termination for “cause” includes, in relevant part, termination for any of the following reasons:

•	the willful and continued failure of the executive officer to perform substantially his or her duties (other than as a result of incapacity due to physical or mental illness), after a written demand for substantial performance has been delivered to the executive officer by the board of directors or the Chief Executive Officer of Universal or its successor; or

•	the willful engaging by the executive officer in illegal conduct or gross misconduct which is materially and demonstrably injurious to Universal or its successor.

All payments to Universal’s executive officers and the non-executive employees mentioned above under the change of control agreements are made in exchange for a commitment from such persons to not (1) disclose any confidential information concerning Universal, (2) employ or seek to employ any key employee of Universal or solicit or encourage such key employee to terminate his or her employment with Universal during the two-year period following the termination of the executive’s employment or (3) engage in a competitive business for a period of one-year following the executive’s termination. The Universal merger contemplated by the merger agreement, if consummated, will constitute a change of control under the change of control agreements.

Additionally, the Partnership Plan provides that, upon a change of control (defined in the Partnership Plan to include (1) any “person” or “group,” other than affiliates, becoming the beneficial owner of 50% or more of the voting power of the outstanding equity interests of Universal or the Universal Partnership, (2) a person other than Universal, UCO GP, LLC or one of their affiliates becoming the general partner of the Universal Partnership or (3) the sale or other disposition of all or substantially all of the assets of Universal, UCO GP, LLC or the Universal Partnership) all awards of phantom units (including the related DERS) and unit options automatically vest and become payable or exercisable, as the case may be. The Universal merger contemplated by the merger agreement, if consummated, will not constitute a change of control under the Partnership Plan.

Assuming the occurrence of a triggering event under each of the Universal change of control agreements and the Partnership Plan on December 31, 2006, and assuming a Universal stock value of $62.11 per share and a

Partnership common unit value of $26.84 per unit (the December 31, 2006 closing prices, respectively), Universal’s Named Executive Officers would receive the following estimated benefits:

		Release of	Early			Universal
		Restricted	Universal			Partnership
	Cash	Universal	Option	Medical	Excise Tax	Unit
Name	Severance	Stock	Vesting	Coverage	Reimbursement	Options	Other(1)	Total

Stephen A. Snider	$2,818,500	$1,940,938	$3,286,611	$23,944	$22,906	$77,143	$47,250	$8,217,292
J. Michael Anderson	1,329,740	2,049,630	859,573	23,944	8,798	57,857	31,509	4,361,051
Ernie L. Danner	1,427,024	2,235,960	1,086,443	23,944	14,020	57,857	28,922	4,874,170
D. Bradley Childers	1,167,106	1,583,805	859,573	23,944	8,362	38,571	31,097	3,712,458
Kirk E. Townsend	1,386,000	1,490,640	859,573	23,944	13,416	38,571	27,675	3,839,819

(1)	Amounts shown represent each Universal’s Named Executive Officer’s unvested account balance and Universal’s matching contributions under each of Universal’s 401(k) Retirement and Savings Plan and employees’ supplemental savings plan.

Compensation Committee Interlocks and Insider Participation

Messrs. Honeybourne (Chair), Dutton, Pruellage and Ms. Rodriguez served on Universal’s Compensation Committee. There were no compensation committee interlocks or insider participation in 2006.

Director Compensation

Officers or employees of Universal or its affiliates who also serve as directors of Universal do not receive additional compensation for their service as a director of Universal. Each of Messrs. Snider and Danner are officers of Universal and also serve as directors. In September 2006, Universal’s board of directors modified the program for equity compensation for its non-employee directors. Directors who are not officers or employees of Universal currently receive compensation consisting of:

•	an annual retainer of $30,000;

•	an annual retainer fee for the chairs of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of $10,000, $5,000 and $5,000, respectively;

•	a fee per board of directors meeting of $1,000 if attended in person or $500 if attended telephonically;

•	a fee per committee meeting for each committee member who is a chairperson of $1,500, whether attended in person or telephonically; and

•	a fee per committee meeting for each committee member who is a non-chairperson of $1,000 if attended in person or $500 if attended telephonically.

Pursuant to Universal’s directors’ stock plan, directors may elect to receive all or a portion of their director fees in the form of Universal common stock. In addition, directors who are not Universal officers are eligible to receive stock option awards under Universal’s incentive stock option plan.

On September 8, 2006, Universal’s board of directors, based upon advice from a third party compensation consultant, adjusted the stock option grant methodology used to compensate its directors who are not employees of Universal. Previously, Universal’s non-employee directors had been awarded annual grants of options using a fixed number of shares under Universal’s incentive stock option plan, which was 7,500 before the methodology change. Universal’s board of directors elected to move to a grant-date value with a target award equal to $125,000 (with an assumed option valuation rate as a percentage of face value) rounded to the nearest 100 options. No other modifications were made to Universal’s director compensation arrangements at that time.

Each director is reimbursed for his or her reasonable out-of-pocket expenses in connection with attending meetings of the board of directors or committees, and each director will be fully indemnified by Universal for actions associated with being a director to the extent permitted under Delaware law.

During the twelve months ended December 31, 2006, compensation was made to Universal’s non-employee directors as set forth below:

	(1)
	Fees Earned or	(2)
Name	Paid in Cash	Option Awards	Total

Janet F. Clark	$60,500	$133,463	$193,963
Thomas C. Case	46,000	133,463	179,463
Uriel E. Dutton	48,500	133,463	181,963
J.W.G. Honeybourne	36,250	148,287	184,537
William M. Pruellage	41,000	133,463	174,463
Lisa W. Rodriguez	43,500	133,463	176,963
Bernard J. Duroc-Danner(3)	13,250	21,025	34,275
Samuel Urcis(3)	12,000	21,025	33,025

(1)	Amounts shown represent cash paid to directors during the twelve months ended December 31, 2006.

(2)	Amounts shown represent the compensation costs Universal recognized during the twelve months ended December 31, 2006 related to option awards, as described in Statement of Financial Accounting Standards No. 123R. For a discussion of valuation assumptions, see Note 8 to Universal’s consolidated financial statements in Universal’s Form 10-K for the twelve months ended December 31, 2006.

(3)	Messrs. Duroc-Danner and Urcis did not seek board reelection during 2006.

The following table details the outstanding equity awards previously made to Universal’s non-employee directors as of December 31, 2006:

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options	Options
Name	(Exercisable)	(Unexercisable)

Janet F. Clark	25,000	7,500
Thomas C. Case	40,000	7,500
Uriel E. Dutton	40,000	7,500
J.W.G. Honeybourne	—	10,000
William M. Pruellage	40,000	7,500
Lisa W. Rodriguez	15,000	7,500
Bernard J. Duroc-Danner	—	—
Samuel Urcis	—	—

	160,000	47,500

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 23, 2007, the beneficial ownership of Universal common stock by persons Universal knows to be the beneficial owners of more than five percent of Universal’s issued and outstanding common stock, Universal’s directors and named executive officers and all of its directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Except as indicated in the footnotes to this table, each Universal stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite the stockholder’s name. Except as otherwise set forth below, shares of common stock not outstanding but deemed beneficially owned by virtue of a person or group having the right to acquire them within 60 days, including outstanding stock options, are treated as outstanding only for purposes of determining the percentage owned by such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership by any other person. The address for each executive officer and director listed below is c/o Universal Compression Holdings, Inc., 4444 Brittmoore Road, Houston, Texas 77041.

	Amount and
	Nature
	of Beneficial	Percent of
Name and Address of Beneficial Owner	Ownership	Class(1)

FMR Corp.(2)	3,666,800	12.1%
82 Devonshire Street
Boston, MA 02109
Magnetar Financial L.L.C., Magnetar Capital Partners	2,329,275	7.7%
LP, Supernova Management LLC and Alec N. Litowitz(2)
1603 Orrington Avenue, 13th Floor
Evanston, IL 60201
Dimensional Fund Advisors LP(2)	2,327,763	7.7%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401
TPG-Axon GP, LLC, TPG-Axon Partners GP, LP, TPG-Axon Partners, LP, TPG-Axon Capital Management, LP, TPG-Axon Partners (Offshore), Ltd. and Dinakar Singh(2)	2,000,000	6.6%
888 Seventh Avenue, 38th Floor
New York, New York 10019
TimesSquare Capital Management, LLC(2)	1,853,961	6.1%
1177 Avenue of the Americas — 39th Floor
New York, New York 10036
Thomas C. Case(3)	47,834	*
Janet F. Clark(4)	33,477	*
Uriel E. Dutton(3)	48,201	*
William M. Pruellage(3)	47,808	*
Lisa W. Rodriguez(5)	22,500	*
J.W.G. Honeybourne(6)	12,800	*
Stephen A. Snider(7)	535,281	1.8%
Ernie L. Danner(8)	195,767	*
Kirk E. Townsend(9)	114,044	*
J. Michael Anderson(10)	167,788	*
D. Bradley Childers(11)	131,602	*
All directors and executive officers as a group (14 persons)(12)	1,488,566	4.9%

*	Less than 1% of our issued and outstanding shares of common stock.

(1)	Reflects the shares beneficially owned as a percentage of common stock outstanding (30,226,203 shares, excluding 3,023,210 treasury shares) plus the beneficial owner’s shares of common stock subject to options that are or will become fully vested within 60 days, if any.

(2)	This information is based solely on the most recent filings made by such beneficial owners with the SEC on Schedule 13G or 13G/A.

(3)	Includes 47,500 shares of common stock subject to options.

(4)	Includes 32,500 shares of common stock subject to options.

(5)	Includes 22,500 shares of common stock subject to options.

(6)	Includes 10,000 shares of common stock subject to options.

(7)	Includes 460,201 shares of common stock subject to options.

(8)	Includes 135,852 shares of common stock subject to options.

(9)	Includes 82,034 shares of common stock subject to options.

(10)	Includes 122,999 shares of common stock subject to options.

(11)	Includes 101,419 shares of common stock subject to options.

(12)	Includes an aggregate of 1,202,170 shares of common stock subject to options. Also includes 131,465 shares of common stock owned by other executive officers not listed in the above table, of which 92,165 are shares of common stock subject to options.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2006, with respect to certain of our compensation plans for which our common stock is authorized for issuance, aggregated as follows:

Number of Securities
Remaining Available for
	Number of Securities to be		Future Issuance Under
	Issued Upon Exercise of	Weighted-Average Exercise	Equity Compensation Plans
	Outstanding Options,	Price of Outstanding Options	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan category(1)	(a)	(b)	(c)

Equity compensation plans approved by security holders:	1,902,952	$29.97	3,446,681	(1)
Equity compensation plans not approved by security holders:	Not applicable	Not applicable	Not applicable
Total	1,902,952	$29.97	3,446,681

(1)	Includes 2,276,643, 16,229, 290,051, 852,713 and 11,145 shares available for issuance pursuant to the Universal incentive stock option plan, employees’ supplemental savings plan, employee stock purchase plan, restricted stock plan and directors’ stock plan, respectively.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with the Universal Partnership

Distributions and Payments to the Universal Partnership

Universal owns 6,325,000 of the Universal Partnership’s subordinated units, which constitute 49% ownership of the Universal Partnership, and 258,163 general partner units, which constitute the entire 2% general partner interest in the Universal Partnership, resulting collectively in a 51% effective ownership interest in the Universal Partnership. Universal is, therefore, a “related person” to the Universal Partnership as such term is defined by the SEC.

The following summarizes the distributions and payments made or to be made to or by the Universal Partnership to Universal, and the other unitholders, in connection with the formation, ongoing operation and any liquidation of the Universal Partnership. These distributions and payments were determined by and among affiliated entities and, consequently, were not the result of arm’s-length negotiations.

Formation Stage

The consideration received by Universal and its subsidiaries for the contribution of the assets and liabilities to Universal Partnership on October 20, 2006	• 825,000 common units of Universal Partnership, which were later redeemed by Universal Partnership using a portion of the aggregate net proceeds from the initial offering;

• 6,325,000 subordinated units of Universal Partnership;

• 258,163 general partner units of Universal Partnership;

• Universal Partnership’s general partner’s incentive distribution rights; and

• Universal Partnership’s assumption of $228.4 million of Universal’s indebtedness.

Operational Stage

Distributions of available cash to Universal Partnership’s general partner and its affiliates	Universal Partnership will generally make cash distributions 98% to its unitholders on a pro rata basis, including Universal, as the holder of 6,325,000 subordinated units and 2% to Universal Partnership’s general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, then Universal is entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level.

Assuming Universal Partnership has sufficient available cash to pay the full minimum quarterly distribution on all of Universal’s outstanding units for four quarters, Universal would receive an annual distribution of approximately $0.4 million on its general partner units and $8.9 million on its subordinated units. On February 14, 2007, Universal Partnership paid a prorated quarterly distribution on all its outstanding units with respect to the period from October 20, 2006 to December 31, 2006, including the following to Universal: approximately $0.1 million on Universal’s general partner units and $1.8 million on its subordinated units.

Payments to Universal Partnership’s general partner and its affiliates	Subject to certain caps, Universal Partnership reimburses Universal for the payment of all direct and indirect expenses incurred on Universal Partnership’s behalf. For further information regarding the reimbursement of these expenses, please read “— Omnibus Agreement” below.

Withdrawal or removal of Universal Partnership’s general partner	If Universal withdraws or is removed in its general partner capacity, Universal’s general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage

Liquidation	Upon liquidation of Universal Partnership, the partners of Universal Partnership, including Universal in its general partner capacity, will be entitled to receive liquidating distributions according to their respective capital account balances.

Pursuant to the terms of Universal Partnership’s Omnibus Agreement (as described below), Universal Partnership reimburses Universal for (1) allocated expenses of operational personnel who perform services for Universal Partnership’s benefit, (2) direct costs incurred with operating and maintaining Universal Partnership’s assets and (3) its allocated selling, general and administrative expenses. Universal does not receive any management fee or other compensation for management of Universal Partnership. Subject to certain caps, Universal is reimbursed for certain expenses incurred on Universal Partnership’s behalf, including the compensation of Universal employees who perform services on Universal Partnership’s behalf. These expenses include all expenses necessary or appropriate to the conduct of Universal Partnership’s business and that are allocable to Universal Partnership. Universal Partnership’s partnership agreement provides that Universal, in its general partner capacity, will determine in good faith the expenses that are allocable to Universal Partnership. Except as provided in the omnibus agreement, there is no cap on the amount that may be paid or reimbursed by Universal Partnership to Universal for compensation or expenses incurred on Universal Partnership’s behalf.

Omnibus Agreement

Upon the closing of Universal Partnership’s initial public offering, Universal Partnership entered into an omnibus agreement (“omnibus agreement”) with Universal and others. The following describes the provisions of the omnibus agreement. The omnibus agreement (other than the indemnification obligations described below under “— Indemnification for Environmental and Related Liabilities”) will terminate on a change of control of Universal Partnership’s general partner (which is currently wholly owned by Universal’s wholly owned operating subsidiary, Universal Compression, Inc.) or the removal or withdrawal of its general partner, and certain provisions will terminate upon a change of control of Universal.

Non-competition

Under the omnibus agreement, Universal agreed not to offer or provide compression services in the United States to the contract compression services customers contributed to Universal Partnership in connection with the closing of its initial public offering. In addition, under the omnibus agreement, Universal Partnership agreed not to offer or provide compression services to its domestic contract compression services customers.

Universal also agreed that new customers for contract compression services will be for Universal Partnership’s account unless the new customer is unwilling to contract with Universal Partnership or unwilling to do so under Universal Partnership’s new form of compression services agreement. If a new customer is unwilling to enter into such an arrangement with Universal Partnership, then Universal may provide compression services to the new customer.

Unless the omnibus agreement is terminated earlier as described above, the non-competition provisions of the omnibus agreement will terminate in October 2009. If a change of control of Universal occurs prior to October 2009, and neither the omnibus agreement nor the non-competition arrangements have already terminated, Universal will agree for the remaining term of the non-competition arrangements not to provide compression services to Universal Partnership’s customers at the sites at which Universal Partnership is providing compression services to them at the time of the change of control.

Indemnification for Environmental and Related Liabilities

Under the omnibus agreement, Universal has agreed to indemnify Universal Partnership for three years after the closing of Universal Partnership’s initial public offering against certain potential environmental claims, losses and expenses associated with the operation of Universal Partnership’s assets and occurring before the closing date of the initial public offering. Universal’s maximum liability for this indemnification obligation will not exceed $5 million and Universal will not have any obligation under this indemnification until Universal Partnership’s aggregate losses exceed $250,000. Universal will have no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after the closing date of Universal Partnership’s initial public offering. Universal Partnership has agreed to indemnify Universal against environmental liabilities related to Universal Partnership’s assets to the extent Universal is not required to indemnify Universal Partnership.

Additionally, Universal will indemnify Universal Partnership for losses attributable to title defects, retained assets and income taxes attributable to pre-closing operations. Universal Partnership will indemnify Universal for all losses attributable to the post-closing operations of the assets contributed to Universal Partnership, to the extent not subject to Universal’s indemnification obligations. For the period June 22, 2006 through December 31, 2006, there were no requests for indemnification by either party in 2006.

Purchase of New Compression Equipment from Universal

Pursuant to the omnibus agreement, Universal Partnership is permitted to purchase newly fabricated compression equipment from Universal at Universal’s cost to fabricate such equipment plus a fixed margin of 10%, which may be modified with the approval of Universal and the conflicts committee of the board of directors of Universal Partnership’s general partner. For the period June 22, 2006, the date of the Universal Partnership’s formation, through December 31, 2006, Universal did not sell any new compression equipment to Universal Partnership.

Transfer of Compression Equipment with Universal

Pursuant to the omnibus agreement, in the event that Universal determines in good faith that there exists a need on the part of its contract compression services business or on Universal Partnership’s part to transfer compression equipment between Universal and Universal Partnership so as to fulfill the compression services obligations of either of Universal or Universal Partnership, such equipment may be so transferred if it will not cause Universal Partnership to breach any existing contracts or to suffer a loss of revenue under an existing compression services contract or incur any unreimbursed costs.

In consideration for such transfer of compression equipment, the transferee will either (1) transfer to the transferor compression equipment equal in value to the appraised value of the compression equipment transferred to it; (2) agree to lease such compression equipment from the transferor; or (3) pay the transferor an amount in cash equal to the appraised value of the compression equipment transferred to it.

Unless the omnibus agreement is terminated earlier as discussed above, the transfer of compression equipment provisions of the omnibus agreement described above will terminate in October 2009.

For the period June 22, 2006, the date of the Universal Partnership’s formation, through December 31, 2006, the Universal Partnership had revenues from Universal and associated cost of sales related to leases of compression equipment of $37,000 and $72,000, respectively.

Reimbursement of Operating and Selling, General and Administrative Expense

Universal provides all operational staff, corporate staff and support services reasonably necessary to run Universal Partnership’s business. The services provided by Universal may include, without limitation, operations, marketing, maintenance and repair, periodic overhauls of compression equipment, inventory management, legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes, facilities management, investor relations, enterprise resource planning system, training, executive, sales, business development and engineering.

Costs incurred by Universal directly attributable to Universal Partnership are charged to Universal Partnership in full. Costs incurred by Universal that are indirectly attributable to Universal Partnership and Universal’s other operations are allocated among Universal Partnership and Universal’s other operations. The allocation methodologies vary based on the nature of the charge and include, among other things, revenue, employee headcount and net assets.

Universal has agreed that, for a period that will terminate on December 31, 2008, Universal Partnership’s obligation to reimburse Universal for (1) any cost of sales that Universal incurs in the operation of Universal Partnership’s business will be capped at an amount equal to $16.95 per horsepower (after taking into account any such costs Universal Partnership incurs and pays directly) on a quarterly basis; and (2) any selling, general and administrative costs allocated to Universal Partnership will be capped at $2.5 million per quarter (after taking into account any such costs Universal Partnership incurs and pays directly). These caps may be subject to increases in connection with expansions of Universal Partnership’s operations through the acquisition or construction of new assets or businesses.

In 2006, Universal Partnership’s cost of sales exceeded the $4.4 million prorated portion of the cap for the period from October 20, 2006 to December 31, 2006 by $0.5 million. The excess amount over the cap is being accounted for by Universal as a capital contribution to Universal Partnership.

Transactions with Tide-Air

In 2006, Universal purchased, in the aggregate, goods and services costing approximately $384,000 from Tide-Air, Inc. Mr. Danner, Universal’s Executive Vice President and Chief Operating Officer and a Universal director, is a director of and owned a 45% interest in Tide-Air. Tide-Air ceased doing business with Universal in August 2006 when it disposed of all of its operations to an entity not affiliated with Mr. Danner. Therefore, Mr. Danner, who currently owns a 34% interest in Tide-Air, had no economic interest in payments made to the successor of Tide-Air’s business after August 2006.

All transactions with Tide-Air were conducted in an arm’s-length manner and without the direct or indirect involvement of Mr. Danner. Universal’s aggregate business with Tide-Air represented approximately 6% of Tide-Air’s revenues in 2006.

ITEM 14.	Principal Accountant Fees and Services

Audit and Other Fees

The following table presents fees for professional services rendered by Universal’s independent registered public accounting firm, Deloitte & Touche LLP, that were billed to Universal for its last two fiscal periods — the twelve months ended December 31, 2006 and nine months ended December 31, 2005.

	Twelve Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2006	2005
	(In thousands)

Audit fees(1)	$2,810.5	$675.4
Audit-related fees(2)	106.0	117.2
Tax fees(3)	103.5	149.5
All other fees	—	—

Total fees:	$3,020.0	$942.1

(1)	Audit fees consist of professional services rendered for the audit of Universal’s annual financial statements, the audit of the effectiveness of Universal’s internal control over financial reporting and the reviews of the quarterly financial statements. This category also includes fees for issuance of comfort letters, consents, assistance with and review of documents filed with the SEC, statutory audit fees and work done by tax professionals in connection with the audit and quarterly reviews.

(2)	Audit-related fees primarily include fees for audits of Universal’s benefit plans, operating lease facilities and consultations concerning financial accounting and reporting matters.

(3)	Tax fees include fees primarily related to tax compliance, tax advice and tax planning.

In considering the nature of the services provided by Deloitte & Touche LLP, Universal’s Audit Committee determined that such services are compatible with the provision of independent audit services. Universal’s Audit Committee discussed these services with the independent registered public accounting firm and Universal management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

Pre-Approval Policy

The services performed by the independent registered public accounting firm during 2006 were approved in advance by Universal’s Audit Committee. Any requests for audit, audit-related, tax and other services to be performed by Deloitte & Touche LLP must be submitted to Universal’s Audit Committee for pre-approval. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant pre-approval between meetings, as necessary, has been delegated to Universal’s Audit Committee Chair, or, in the absence or unavailability of the Chair, one of the other members. Any such pre-approval must be reviewed at the next regularly scheduled Audit Committee meeting.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(b) Exhibits

31.1	Rule 13a-14(a) Certifications of the CEO.
31.2	Rule 13a-14(a) Certifications of the CFO.
31.3	Rule 15d-14(a) Certification of the CEO.
31.4	Rule 15d-14(a) Certification of the CFO.
32.1	Section 1350 Certifications.
32.2	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2007.

Universal Compression Holdings, Inc.

By:	/s/ STEPHEN A. SNIDER
Stephen A. Snider
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on April 30, 2007.

	Name	Title

	/s/ STEPHEN A. SNIDER Stephen A. Snider	President, Chief Executive Officer and Director (Principal Executive Officer)

	/s/ J. MICHAEL ANDERSON J. Michael Anderson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	/s/ KENNETH R. BICKETT Kenneth R. Bickett	Vice President, Accounting and Corporate Controller (Principal Accounting Officer)

	/s/ ERNIE L. DANNER Ernie L. Danner	Executive Vice President and Director

	* Thomas C. Case	Director

	* Janet F. Clark	Director

	* Uriel E. Dutton	Director

	* Lisa W. Rodriguez	Director

	* William M. Pruellage	Director

	* J.W.G. Honeybourne	Director

*By:	/s/ DONALD C. WAYNE Donald C. Wayne, attorney-in-fact

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2007.

Universal Compression, Inc.

By:	/s/ STEPHEN A. SNIDER
Stephen A. Snider
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed by the following persons in the capacities indicated on April 30, 2007.

Name	Title

/s/ STEPHEN A. SNIDER Stephen A. Snider	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ J. MICHAEL ANDERSON J. Michael Anderson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ KENNETH R. BICKETT Kenneth R. Bickett	Vice President, Accounting and Corporate Controller (Principal Accounting Officer)

/s/ ERNIE L. DANNER Ernie L. Danner	Executive Vice President and Director

EXHIBIT INDEX

31.1	Rule 13a-14(a) Certifications of the CEO.
31.2	Rule 13a-14(a) Certifications of the CFO.
31.3	Rule 15d-14(a) Certification of the CEO.
31.4	Rule 15d-14(a) Certification of the CFO.
32.1	Section 1350 Certifications.
32.2	Section 1350 Certifications.