Form 10-Q
period 2007-03-31
UNIVERSAL COMPRESSION HOLDINGS INC; UNIVERSAL COMPRESSION INC
filed 2007-05-09
CIK 1057234, 1057233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

As of May 7, 2007 there were 30,237,737 shares of Universal Compression Holdings, Inc.’s common stock, $0.01 par value, outstanding and 4,910 shares of Universal Compression, Inc.’s common stock, $10.00 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.                    Financial Statements

UNIVERSAL COMPRESSION HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$42,895	$46,997
Restricted cash	3,738	4,301
Accounts receivable, net of allowance for bad debts of $4,657 and $4,686 as of March 31, 2007 and December 31, 2006, respectively	191,933	193,968
Inventories, net of reserve for obsolescence of $9,881 and $9,158 as of March 31, 2007 and December 31, 2006, respectively	218,960	175,812
Deferred income taxes	7,011	7,310
Other	25,374	21,800
Total current assets	489,911	450,188
Contract compression equipment	1,766,917	1,715,266
Other property	210,921	199,835
Accumulated depreciation and amortization	(498,780)	(468,591)
Net property, plant and equipment	1,479,058	1,446,510
Goodwill	432,896	412,122
Derivative financial instruments	5,720	7,269
Other assets	26,914	25,942
Total assets	$2,434,499	$2,342,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$94,895	$92,063
Accrued liabilities	62,991	61,315
Unearned revenue	124,435	93,332
Accrued interest	8,145	3,583
Current portion of long-term debt and capital lease obligations	15,078	14,916
Total current liabilities	305,544	265,209
Long-term debt	841,504	815,638
Deferred income taxes	210,558	205,133
Derivative financial instruments	5,796	5,528
Other liabilities	13,472	12,013
Total liabilities	1,376,874	1,303,521
Commitments and contingencies (Note 9)
Minority interest	121,769	122,080
Stockholders’ equity:
Preferred stock	—	—
Common stock	332	331
Treasury stock	(137,577)	(136,844)
Additional paid-in capital	793,619	786,663
Accumulated other comprehensive loss	(11,837)	(11,764)
Retained earnings	291,319	278,044
Total stockholders’ equity	935,856	916,430
Total liabilities and stockholders’ equity	$2,434,499	$2,342,031

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue:
Domestic contract compression	$102,034	$94,045
International contract compression	38,534	33,293
Fabrication	54,616	56,309
Aftermarket services	44,179	45,421
Total revenue	239,363	229,068
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Domestic contract compression	41,056	32,914
International contract compression	10,315	8,397
Fabrication	47,237	50,105
Aftermarket services	34,436	35,807
Depreciation and amortization	34,863	29,799
Selling, general and administrative	35,741	26,581
Interest expense, net	14,039	14,057
Merger related expenses	1,373	—
Foreign currency (gain) loss	(693)	(609)
Minority interest	1,324	—
Other (income) expense, net	(1,731)	(733)
Total costs and expenses	217,960	196,318
Income before income taxes	21,403	32,750
Income tax expense	7,079	11,875
Net income	$14,324	$20,875

Weighted average common and common equivalent shares outstanding:
Basic	29,820	29,629
Diluted	30,881	30,700

Earnings per share—Basic	$0.48	$0.70
Earnings per share—Diluted	$0.46	$0.68

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$14,324	$20,875
Adjustments to reconcile net income to cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	34,863	29,799
Minority interest	1,324	—
Gain on asset sales	(798)	(326)
Deferred income taxes	5,149	6,011
Amortization of debt issuance costs	593	473
Stock-based compensation expense	2,343	1,682
(Increase) decrease in other assets	(5,537)	(2,660)
(Increase) decrease in receivables	11,390	(14,634)
(Increase) decrease in inventories	(41,399)	1,223
Increase (decrease) in accounts payable	(6,096)	7,664
Increase (decrease) in accrued liabilities	(7,031)	8,820
Increase (decrease) in unearned revenue	28,860	2,194
Increase (decrease) in accrued interest	4,562	3,473
Net cash provided by operating activities	42,547	64,594
Cash flows from investing activities:
Additions to property, plant and equipment	(59,560)	(38,732)
Proceeds from sale of property, plant and equipment	3,690	1,685
Cash paid for acquisitions, net of cash acquired	(17,555)	(4,450)
Decrease in restricted cash	563	1,537
Net cash used in investing activities	(72,862)	(39,960)
Cash flows from financing activities:
Principal repayments of long-term debt	(14,069)	(42,612)
Borrowings under revolving credit facility	39,000	18,994
Debt issuance costs	—	(171)
Proceeds from common stock issuance	3,449	1,888
Purchase of treasury stock	(733)	—
Payments on capital lease agreements	(50)	(26)
Distributions to non-controlling partners in the Partnership	(1,758)	—
Net cash provided by (used in) financing activities	25,839	(21,927)
Effect of exchange rate changes on cash and cash equivalents	374	263
Net increase (decrease) in cash and cash equivalents	(4,102)	2,970
Cash and cash equivalents at beginning of period	46,997	39,262
Cash and cash equivalents at end of period	$42,895	$42,232

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$42,726	$46,099
Restricted cash	3,738	4,301
Accounts receivable, net of allowance for bad debts of $4,657 and $4,686 as of March 31, 2007 and December 31, 2006, respectively	191,933	193,968
Inventories, net of reserve for obsolescence of $9,881 and $9,158 as of March 31, 2007 and December 31, 2006, respectively	218,960	175,812
Deferred income taxes	7,011	7,310
Other	25,374	21,800
Total current assets	489,742	449,290
Contract compression equipment	1,766,917	1,715,266
Other property	210,921	199,835
Accumulated depreciation and amortization	(498,780)	(468,591)
Net property, plant and equipment	1,479,058	1,446,510
Goodwill	432,896	412,122
Notes receivable - affiliate	73,212	78,063
Derivative financial instruments	5,720	7,269
Other assets	26,914	25,942
Total assets	$2,507,542	$2,419,196

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable, trade	$94,895	$92,063
Accrued liabilities	62,991	61,315
Unearned revenue	124,435	93,332
Accrued interest	8,034	3,472
Current portion of long-term debt and capital lease obligations	15,078	14,916
Total current liabilities	305,433	265,098
Long-term debt	804,504	778,638
Deferred income taxes	213,080	207,254
Derivative financial instruments	5,796	5,528
Other liabilities	13,472	12,013
Total liabilities	1,342,285	1,268,531
Commitments and contingencies (Note 9)
Minority interest	121,769	122,080
Stockholder’s equity:
Common stock	49	49
Additional paid-in capital	751,205	750,838
Accumulated other comprehensive loss	(11,837)	(11,764)
Retained earnings	304,071	289,462
Total stockholder’s equity	1,043,488	1,028,585
Total liabilities and stockholder’s equity	$2,507,542	$2,419,196

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue:
Domestic contract compression	$102,034	$94,045
International contract compression	38,534	33,293
Fabrication	54,616	56,309
Aftermarket services	44,179	45,421
Total revenue	239,363	229,068
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Domestic contract compression	41,056	32,914
International contract compression	10,315	8,397
Fabrication	47,237	50,105
Aftermarket services	34,436	35,807
Depreciation and amortization	34,863	29,799
Selling, general and administrative	35,741	26,581
Interest expense, net	13,450	14,057
Interest income from affiliate	(1,146)	(1,447)
Merger related expenses	1,373	—
Foreign currency (gain) loss	(693)	(609)
Minority interest	1,324	—
Other (income) expense, net	(1,731)	(733)
Total costs and expenses	216,225	194,871
Income before income taxes	23,138	34,197
Income tax expense	7,480	12,400
Net income	$15,658	$21,797

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$15,658	$21,797
Adjustments to reconcile net income to cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	34,863	29,799
Minority interest	1,324	—
Gain on asset sales	(798)	(326)
Deferred income taxes	5,550	6,536
Amortization of debt issuance costs	593	473
Stock-based compensation expense	2,343	1,682
(Increase) decrease in other assets	(5,537)	(2,660)
(Increase) decrease in receivables	11,390	(14,634)
(Increase) decrease in inventories	(41,399)	1,223
Increase (decrease) in accounts payable	(6,096)	7,664
Increase (decrease) in accrued liabilities	(7,031)	8,820
Increase (decrease) in unearned revenue	28,860	2,194
Increase (decrease) in accrued interest	4,562	2,026
Net cash provided by operating activities	44,282	64,594
Cash flows from investing activities:
Additions to property, plant and equipment	(59,560)	(38,732)
Proceeds from sale of property, plant and equipment	3,690	1,685
Cash paid for acquisitions, net of cash acquired	(17,555)	(4,450)
Payment from affiliate on note receivable	1,710	1,888
Decrease in restricted cash	563	1,537
Net cash used in investing activities	(71,152)	(38,072)
Cash flows from financing activities:
Principal repayments of long-term debt	(14,069)	(42,612)
Borrowings under revolving credit facility	39,000	18,994
Debt issuance costs	—	(171)
Payments on capital lease agreements	(50)	(26)
Distributions to non-controlling partners in the Partnership	(1,758)	—
Net cash provided by (used in) financing activities	23,123	(23,815)
Effect of exchange rate changes on cash and cash equivalents	374	263
Net increase (decrease) in cash and cash equivalents	(3,373)	2,970
Cash and cash equivalents at beginning of period	46,099	39,262
Cash and cash equivalents at end of period	$42,726	$42,232

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.
UNIVERSAL COMPRESSION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

1. Basis of Presentation

These notes apply to the unaudited consolidated financial statements of both Universal Compression Holdings, Inc. (“Holdings”) and Universal Compression, Inc. (“Universal”) and their subsidiaries. The term “Company” will be used if a statement is applicable to both Holdings and Universal.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the twelve months ended December 31, 2006. That report contains a more comprehensive summary of the Company’s major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2007.

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

The dilutive effect of stock options and unvested restricted stock grants outstanding for the three months ended March 31, 2007 and 2006 were 1,061,000 shares and 1,071,000 shares, respectively.  For both the three months ended March 31, 2007 and 2006, no options were excluded from the computation of diluted earnings per share as no options’ exercise prices were greater than the average market price of the common stock for such periods.

Goodwill

Goodwill and intangible assets acquired in connection with business combinations represent the excess of consideration over the fair value of tangible net assets acquired.  Certain assumptions and estimates are employed in determining the fair value of assets acquired and liabilities assumed, as well as in determining the allocation of goodwill to the appropriate reporting unit.

The Company performs an impairment test for goodwill assets annually, or more often, if indicators of potential impairment exist. The Company’s goodwill impairment test involves a comparison of the fair value of each of its reporting units with their carrying value. The fair value is determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models. As of February 2007, the Company performed its annual impairment analysis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and determined that no impairment had occurred.  If for any reason the fair value of the Company’s goodwill or that of any of its reporting units declines below the carrying value in the future, the Company may incur charges for the impairment.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.

2. Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”  FIN 48 was issued to clarify the accounting for uncertainty in income taxes recognized in an entity’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company adopted the provisions of FIN 48 on January 1, 2007. See Note 10 for the impact that the adoption of FIN 48 had on the Company’s financial statements.

In June 2006, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” that concludes that the presentation of taxes within EITF 06-3’s scope is an accounting policy decision that should be disclosed. If the taxes are reported on a gross basis, companies are required to disclose the amounts of those taxes if such amounts are deemed significant. This pronouncement is effective for interim and annual reporting periods beginning after December 15, 2006.  The Company presents the taxes within the scope of EITF 06-3 on a net basis.  The adoption of EITF 06-3 did not impact the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS No. 159 will be effective for the Company on January 1, 2008.  The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial statements.

3. Inventories, Net

Inventories, net consisted of the following (in thousands):

	March 31, 2007	December 31, 2006

Raw materials	$96,687	$83,688
Work-in-progress	131,243	100,866
Finished goods.	911	416
Total inventories	228,841	184,970
Reserve for obsolescence.	(9,881)	(9,158)
Inventories, net	$218,960	$175,812

4. Long-Term Debt

As of March 31, 2007, the Company had approximately $856.0 million in outstanding debt, consisting of $172.0 million outstanding under the 7 1/4 % senior notes, $183.0 million outstanding under the asset-backed securitization facility (“ABS facility”), $376.0 million outstanding under the $500 million revolving credit facility and $125.0 million outstanding under Universal Compression Partners, L.P.’s (the “Partnership”) $225 million revolving credit facility.  Covenants in the credit facilities require that the Company maintain various financial ratios.  As of March 31, 2007, the Company was in compliance with all financial covenants.

5. Stock-Based Compensation

The following table presents the stock-based compensation expense included in the Company’s results of operations (in thousands):

	Three Months Ended March 31,
	2007	2006
Stock options, unit options and phantom options	$1,327	$1,113
Restricted stock	677	469
Unit appreciation rights	226	—
Employee Stock Purchase Plan	113	100
Total stock-based compensation expense	2,343	1,682
Income tax benefit	(775)	(514)
Total after-tax stock-based compensation expense	$1,568	$1,168

There was no stock-based compensation cost capitalized during the three month periods ended March 31, 2007 or 2006.

During the three months ended March 31, 2007, 132,480 stock options were exercised for total proceeds of $3.1 million, while the number of stock option and restricted stock grants and cancellations were immaterial.  Under the Partnership’s Long-Term Incentive Plan, there were no grants, exercises or cancellations of unit options or phantom units during the three months ended March 31, 2007.

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

As of March 31, 2007, the Company had interest rate swap agreements with a notional amount of $164.7 million related to the $183.0 million outstanding under the ABS facility. The swaps amortize ratably through 2019 and have a weighted average fixed rate of 4.94%.  The Company’s balance sheet at March 31, 2007 included a $0.7 million net derivative asset related to the interest rate swap agreements.

As of March 31, 2007, the Company had interest rate swap agreements with a notional amount of $300.0 million related to the Company’s floating rate debt. The swaps amortize ratably from June 2007 through March 2010 and have a weighted average fixed rate of 4.02%.  The Company’s balance sheet at March 31, 2007 included a $4.3 million derivative asset related to the interest rate swap agreements.

As of March 31, 2007, the Partnership had an interest rate swap agreement with a notional amount of $125.0 million related to the Partnership’s floating rate debt. The swap terminates in December 2011 and has a fixed rate of 5.28%.  The Company’s balance sheet at March 31, 2007 included a $2.1 million derivative liability related to the interest rate swap agreement.

These swaps, except for the swap agreement related to the Partnership’s $125.0 million of floating rate debt, which the Company has designated as cash flow hedging instruments, meet the specific hedge criteria of SFAS No. 133, so that any changes in their fair values were recognized as a component of comprehensive income or loss and are included in accumulated other comprehensive income or loss. Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to exactly offset changes in expected cash flows due to fluctuations in the variable rate and, therefore, the Company currently does not expect any ineffectiveness.  For the swap agreement related to the Partnership’s $125 million of floating rate debt, the Company performs calculations to determine if the swap agreement is still effective and to calculate any ineffectiveness due to the terms of the hedged item and the swap not substantially coinciding.  As of March 31, 2007, this swap was considered effective and for the three months ended March 31, 2007 there was no ineffectiveness.

As of March 31, 2007, the Company had interest rate swap agreements to hedge $100.0 million of its 7 1/4% senior notes. The swaps are used to hedge the change in fair value of the debt and, in effect, convert the fixed interest payment to a variable interest payment based on six-month LIBOR in arrears.  The Company’s balance sheet at March 31, 2007 included a $3.0 million derivative liability related to the interest rate swap agreements. The change in the debt’s fair value for the hedged portion is recorded as an adjustment to the carrying value of debt, with the offset being recorded to interest expense.  The swaps, which the Company has designated as fair value hedging instruments, meet the specific hedge criteria and any changes in their fair values were recognized in interest expense.  For the three months ended March 31, 2007, the change in the debt’s fair value and the change in the swaps’ fair value exactly offset and did not impact net income. Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to exactly offset changes in fair values due to fluctuations in the variable rate and, therefore, the Company currently does not expect any ineffectiveness.

The counterparties to the Company’s interest rate swap agreements are major international financial institutions. The Company monitors the credit quality of these financial institutions and does not expect non-performance by them.

7. Comprehensive Income

Comprehensive income consisted of the following (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income	$14,324	$20,875
Other comprehensive income, net of tax:
Interest rate swap (loss) gain	(1,704)	4,232
Cumulative translation adjustment	1,631	612
Comprehensive income	$14,251	$25,719

Amounts for the three months ended March 31, 2007 were identical for both Holdings and Universal with the following exceptions:  Universal had net income of $15.7 million and total comprehensive income of $15.6 million.  Amounts for the three months ended March 31, 2006 are identical for both Holdings and Universal with the following exceptions:  Universal had net income of $21.8 million and total comprehensive income of $26.6 million.

8. Industry Segments

The Company has four principal business segments: domestic contract compression, international contract compression, fabrication and aftermarket services. The domestic contract compression segment provides natural gas compression services to customers in the United States. The international contract compression segment provides natural gas compression services to international customers, including those in Canada. The fabrication segment provides services related to the design, engineering and assembly of natural gas compressors for sale to third parties in addition to those that the Company uses in its contract compression fleet and through its acquisition of B.T.I. Holdings Pte Ltd (“B.T.I.”) during the three months ended March 31, 2007 (see Note 11), this segment also fabricates marine and offshore equipment, including pressure vessels, floating production, storage and offloading process modules, terminal buoys and turrets. The aftermarket services segment sells parts and components and provides maintenance, operations and repair services to customers who own compression equipment and customers who use equipment provided by other companies. Fabrication and aftermarket services revenue presented in the table below include only sales to third parties.

The Company’s reportable segments are strategic business units that offer distinct products and services. They are managed separately since each business segment requires different marketing strategies due to customer specifications. The Company evaluates the performance of its reportable segments based on segment gross margin. Gross margin is defined as total revenue less cost of sales, excluding depreciation and amortization expense. The segment gross margin measure used by management for evaluation purposes excludes inter-segment transactions and, accordingly, there is no inter-segment revenue reported.

The following table presents unaudited revenue and gross margin by business segment (in thousands):

	Three Months Ended March 31,
	2007	2006
Revenue:
Domestic contract compression	$102,034	$94,045
International contract compression	38,534	33,293
Fabrication	54,616	56,309
Aftermarket services	44,179	45,421
Total	$239,363	$229,068
Gross Margin (1):
Domestic contract compression	$60,978	$61,131
International contract compression	28,219	24,896
Fabrication	7,379	6,204
Aftermarket services	9,743	9,614
Total	$106,319	$101,845

(1)             Gross margin, a non-GAAP financial measure, is reconciled to net income below.

No one customer accounted for more than 10% of total revenue for any of the periods presented.

The following table presents unaudited revenue and gross margin by geographic location (in thousands).  The basis of attributing revenue and gross margin to specific geographic locations is primarily based upon the geographic location of the sale or service or where the assets are utilized.

	Three Months Ended March 31,
	2007	2006
Revenue:
United States	$165,532	$156,202
Canada	21,740	30,429
Argentina	19,622	17,652
Other international	32,469	24,785
Total	$239,363	$229,068
Gross Margin (1):
United States	$72,112	$71,232
Canada	6,008	6,924
Argentina	12,410	11,778
Other international	15,789	11,911
Total	$106,319	$101,845

(1)             Gross margin, a non-GAAP financial measure, is reconciled to net income below.

The Company defines gross margin as total revenue less cost of sales (excluding depreciation and amortization expense).  Gross margin is included as a supplemental disclosure because it is a primary measure used by the Company’s management as it represents the results of revenue and cost of sales (excluding depreciation and amortization expense), which are key components of the Company’s operations.  As an indicator of the Company’s operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income as determined in accordance with GAAP.  The Company’s gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.

The following table reconciles Holdings’ net income to gross margin (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income	$14,324	$20,875
Depreciation and amortization	34,863	29,799
Selling, general and administrative	35,741	26,581
Interest expense, net	14,039	14,057
Merger related expenses	1,373	—
Foreign currency (gain) loss	(693)	(609)
Other (income) expense, net	(1,731)	(733)
Minority interest	1,324	—
Income tax expense	7,079	11,875
Gross margin	$106,319	$101,845

Amounts for the three months ended March 31, 2007 were identical for both Holdings and Universal with the following exceptions:  Universal had interest expense, net of $13.5 million, interest income from an affiliate of $1.1 million, income tax expense of $7.5 million and net income of $15.7 million.  Amounts for the three months ended March 31, 2006 were identical for both Holdings and Universal with the following exceptions:  Universal had interest income from an affiliate of $1.4 million, income tax expense of $12.4 million and net income of $21.8 million.

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

10. Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $1.0 million liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings.  All of the $1.0 million of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate.

The Company and its subsidiaries file consolidated and separate income tax returns in the U.S. federal jurisdiction and in numerous state and foreign jurisdictions. The Company is subject to U.S. federal income tax examinations for all tax years beginning with its initial tax year ended March 31, 1998. The Internal Revenue Service has yet to commence an examination of any of the Company’s U.S. federal income tax returns.

State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return.  The state impact of any U.S. federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.  The Company and its subsidiaries do not have any state audits currently underway that would have a material impact on the Company’s financial position or results of operations.

The Company is subject to examination by taxing authorities throughout the world, including such major foreign jurisdictions as Argentina, Brazil, Canada, Mexico and Thailand. With few exceptions, the Company and its subsidiaries are no longer subject to foreign income tax examinations for tax years before 2001. With respect to ongoing audits, the Canadian federal and provincial tax authorities commenced audits of certain Canadian income tax returns for tax years ending within the calendar years 2001 through 2005. The audits were initiated in the fourth quarter of 2005, the third quarter of 2006 and the first quarter of 2007. At the end of 2006, the Brazilian tax authorities commenced an audit of certain Brazilian income tax returns for the tax years 2001 through 2006.  To date, no adjustments have been proposed as a result of these audits.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense and income tax expense, respectively.  In conjunction with the adoption of FIN 48, the Company recognized approximately $0.2 million for the accrual of interest and penalties at January 1, 2007 which is included as a component of the $1.0 million of unrecognized tax benefits. During the three months ended March 31, 2007, the Company recognized an immaterial amount of potential interest associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as reductions in interest expense and income tax expense, respectively.

The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to March 31, 2008.  However, due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities which could be materially different from these estimates.

11. Business Acquisition

In January 2007, the Company acquired B.T.I. and its wholly owned subsidiary B.T. Engineering Pte Ltd, a Singapore-based fabricator of oil and gas, petrochemical, marine and offshore equipment, including pressure vessels, floating, production, storage and offloading process modules, terminal buoys, turrets, natural gas compression units and related equipment, for $17.6 million in cash, net of cash acquired, plus certain other working capital adjustments.  In April 2007, the Company paid $5.7 million for the working capital adjustment, which was included in accrued liabilities as of March 31, 2007.  Total consideration will also include a contingent obligation of up to $20 million based on the earnings of B.T.I. over the two years ending March 31, 2009.  Pro forma results of operations have not been presented because the effect of the acquisition is not considered to be significant.  As of March 31, 2007, the purchase price allocation is still preliminary due to the ongoing evaluation of the assets acquired and liabilities assumed.

12. Proposed Merger with Hanover Compressor Company

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

The merger agreement has been unanimously approved by both companies’ boards of directors. Completion of the merger is subject to a number of conditions, including the approval of the stockholders of both companies and customary regulatory approvals, including the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“Hart-Scott-Rodino Act”).  In March 2007, the Antitrust Division of the United States’ Department of Justice requested additional information regarding the proposed merger under the notification requirements of the Hart-Scott-Rodino Act.  The Company is cooperating with the government with respect to that request.

Closing of the transaction is currently anticipated in the third quarter of 2007, but no assurances can be given as to the timing of the satisfaction of all closing conditions or that all required approvals will be received.

The merger agreement requires the Company and Hanover to continue to operate their businesses in the ordinary course of business and to obtain the other party’s consent prior to engaging in certain specified activities, such as issuing or repurchasing securities, acquiring or disposing of businesses above specified thresholds, incurring new debt other than below specified thresholds and or for specified purposes, paying dividends or granting awards with respect to the Company’s common stock (other than under employee compensation arrangements).  These agreements are subject to specified exceptions, including those (1) permitting the Company to repurchase up to an additional $75 million of its common stock in accordance with its previously announced open-market stock repurchase program, (2) permitting the Partnership to make cash distributions in accordance with its partnership agreement, (3) permitting the Company to make contributions of its domestic compression assets to the Partnership, subject to certain limitations and (4) permitting the Company to redeem its 7 1/4% Senior Notes due 2010.

On April 13, 2007, the Company’s board of directors approved the adoption of a retention bonus plan for selected employees, including executive officers, to provide the plan participants with an incentive to continue employment with the Company or an affiliate of the Company in light of the Company’s proposed merger with Hanover.  Payments will be made to these plan participants on specified dates which will typically occur after the consummation of the merger.  Plan participants whose employment is terminated involuntarily without cause or due to death or disability prior to the specified dates will receive any unpaid portion of the retention bonus.  The retention bonus plan provides for an aggregate payment of approximately $7.2 million.

ITEM 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The terms “our,” “Company,” “we” and “us” when used in this report refer to Universal Compression Holdings, Inc. (“Holdings”) and Universal Compression, Inc. (“Universal”) and their subsidiaries, except where otherwise indicated.  The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements, and the notes thereto, appearing elsewhere in this report, as well as the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the twelve months ended December 31, 2006.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report are forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding future financial position, business strategy, proposed acquisitions, budgets, litigation, projected costs and plans and objectives of management for future operations, and are intended to come within the safe harbor protection provided by that section. You can identify many of these statements by looking for words such as “believes,” “expects,” “will,” “intends,” “projects,” “anticipates,” “estimates” or similar words or the negative thereof.

Such forward-looking statements in this report include, without limitation, statements regarding:

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

•                                          plans and objectives of our management for our future operations; and

•                                          our anticipated merger with Hanover Compressor Company (“Hanover”).

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct.  These forward looking statements are also affected by the risk factors and forward looking statements described in our Annual Report on Form 10-K for the twelve months ended December 31, 2006 and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website and through the SEC’s Electronic Data Gathering and Retrieval System (“EDGAR”) at www.sec.gov.  Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

•                                          conditions in the oil and gas industry, including a sustained decrease in the level of supply or demand for natural gas and the impact on the price of natural gas;

•                                          competition among the various providers of natural gas compression services;

•                                          the success of our subsidiary, Universal Compression Partners, L.P. (the “Partnership”);

•                                          our ability to obtain necessary approvals for our proposed merger with Hanover and the success of the merger if approved and consummated;

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

All forward-looking statements included in this report are based on information available to us on the date of this report. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this report.

Recent Developments

In January 2007, we acquired B.T.I. Holdings Pte Ltd (“B.T.I.”) and its wholly owned subsidiary B.T. Engineering Pte Ltd, a Singapore based fabricator of oil and gas, petrochemical, marine and offshore equipment, including pressure vessels, floating, production, storage and offloading process modules, terminal buoys, turrets, natural gas compression units and related equipment, for $17.6 million in cash, net of cash acquired, plus certain other working capital adjustments.  In April 2007, we paid $5.7 million for the working capital adjustment.  Total consideration will also include a contingent obligation of up to $20 million which is based on earnings of B.T.I. over the two years ending March 31, 2009.

In February 2007, we and Hanover entered into a merger agreement. Upon consummation of the transactions set forth in the merger agreement, each common share of Hanover will be converted into 0.325 shares of common stock of a newly created holding company, and each of our common shares will be converted into one share of the holding company.  Hanover will be treated as the acquirer for accounting purposes.

The merger agreement has been unanimously approved by both companies’ boards of directors. Completion of the merger is subject to a number of conditions, including the approval of the stockholders of both companies and customary regulatory approvals, including the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“Hart-Scott-Rodino Act”).  In March 2007, the Antitrust Division of the United States’ Department of Justice requested additional information regarding the proposed merger under the notification requirements of the Hart-Scott-Rodino Act.  We are cooperating with the government with respect to that request.

Closing of the transaction is currently anticipated in the third quarter of 2007, but no assurances can be given as to the timing of the satisfaction of all closing conditions or that all required approvals will be received.

The merger agreement requires us and Hanover to continue to operate our businesses in the ordinary course of business and to obtain the other party’s consent prior to engaging in certain specified activities, such as issuing or repurchasing securities, acquiring or disposing of businesses above specified thresholds, incurring new debt other than below specified thresholds and or for specified purposes, paying dividends or granting awards with respect to our common stock (other than under employee compensation arrangements).  These agreements are subject to specified exceptions, including those (1) permitting us to repurchase up to an additional $75 million of our common stock in accordance with our previously announced open-market stock repurchase program, (2) permitting the Partnership to make cash distributions in accordance with its partnership agreement, (3) permitting us to make contributions of our domestic compression assets to the Partnership, subject to certain limitations, and (4) permitting us to redeem our 7 1/4% Senior Notes due 2010.

On April 13, 2007, our board of directors approved the adoption of a retention bonus plan for selected employees, including executive officers, to provide the plan participants with an incentive to continue employment with the Company or an affiliate of the Company in light of the Company’s proposed merger with Hanover.  Payments will be made to these plan participants on specified dates which will typically occur after the consummation of the merger.  Plan participants whose employment is terminated involuntarily without cause or due to death or disability prior to the specified dates will receive any unpaid portion of the retention bonus.  The retention bonus plan provides for an aggregate payment of approximately $7.2 million.

Financial Highlights

Some of the more significant financial items for the three months ended March 31, 2007, as compared to the prior year period, which are discussed below in “Financial Results of Operations,” were as follows:

•                  Net Income.  Net income decreased by $6.6 million, or 31.4%, for the three months ended March 31, 2007.

•                  Revenue and Gross Margin. Revenue and gross margin were higher by $10.3 million and $4.5 million, respectively, or 4.5% and 4.4%, respectively, for the three months ended March 31, 2007.

•                  Depreciation and Amortization Expense.  Depreciation and amortization expense increased by $5.1 million, or 17.0%, for the three months ended March 31, 2007.

•                  Selling, General and Administrative Expense.  Selling, general and administrative (“SG&A”) expense increased by $9.2 million, or 34.5%, for the three months ended March 31, 2007.

Operating Highlights

The following table summarizes total available horsepower, average operating horsepower, horsepower utilization percentages and compressor fabrication backlog.

	Three Months Ended
	March 31,	December 31,	March 31,
	2007	2006	2006
	(Horsepower in thousands)
Total Available Horsepower (at period end):
Domestic contract compression	2,098	2,069	1,968
International contract compression	608	607	591
Total	2,706	2,676	2,559

Average Operating Horsepower:
Domestic contract compression	1,822	1,816	1,803
International contract compression	552	541	548
Total	2,374	2,357	2,351

Horsepower Utilization:
Spot (at period end)	87.7%	88.9%	92.2%
Average	88.3%	89.4%	92.1%

	March 31,	December 31,	March 31,
	2007	2006	2006
	(In millions)
Compressor Fabrication Backlog	$280.1	$289.3	$228.4

The increase in domestic available horsepower as of March 31, 2007 compared to March 31, 2006 was primarily attributable to large horsepower units added to our fleet to meet the incremental demand for these units by the industry.  The increase in available international horsepower during the same period was primarily attributable to horsepower that was added in Latin America in response to new projects.

Both domestic average operating horsepower and international average operating horsepower remained relatively stable for the three months ended March 31, 2007 compared to the prior year quarter.  Average horsepower utilization decreased in the three months ended March 31, 2007 as compared to the prior year period as customer returns of small and medium horsepower units partially offset the new fleet additions of larger horsepower units that were put to work during the period.

Compressor fabrication backlog fluctuates quarter to quarter due to the timing of receipt of orders placed by customers and the timing of recognition of revenue.  The compressor fabrication backlog at May 7, 2007 was approximately $263.0 million.  A majority of the backlog is expected to be completed within a 270-day period.

Financial Results of Operations

Three months ended March 31, 2007 compared to three months ended March 31, 2006

The following table summarizes revenue, gross margin, gross margin percentage, expenses and net income:

	Three Months Ended March 31,
	2007 (1)	2006 (1)
	(Dollars in thousands)
Revenue:
Domestic contract compression	$102,034	$94,045
% of revenue	42.6%	41.1%
International contract compression	$38,534	$33,293
% of revenue	16.1%	14.5%
Fabrication	$54,616	$56,309
% of revenue	22.8%	24.6%
Aftermarket services	$44,179	$45,421
% of revenue	18.5%	19.8%
Total Revenue	$239,363	$229,068
Gross margin (2):
Domestic contract compression	$60,978	$61,131
International contract compression	28,219	24,896
Fabrication	7,379	6,204
Aftermarket services	9,743	9,614
Total Gross Margin	$106,319	$101,845
Gross margin percentage:
Domestic contract compression	59.8%	65.0%
International contract compression	73.2%	74.8%
Fabrication	13.5%	11.0%
Aftermarket services	22.1%	21.2%
Total Gross Margin Percentage	44.4%	44.5%
Expenses:
Depreciation and amortization	$34,863	$29,799
Selling, general and administrative	35,741	26,581
Interest expense, net	14,039	14,057
Merger related expenses	1,373	—
Foreign currency (gain) loss	(693)	(609)
Minority interest	1,324	—
Other (income) expense, net	(1,731)	(733)
Income tax expense	7,079	11,875
Net income	$14,324	$20,875

(1)             Amounts for the three months ended March 31, 2007 were identical for both Holdings and Universal with the following exceptions:  Universal had interest expense, net of $13.5 million, interest income from an affiliate of $1.1 million, income tax expense of $7.5 million and net income of $15.7 million.  Amounts for the three months ended March 31, 2006 are identical for both Holdings and Universal with the following exceptions:  Universal had interest income from an affiliate of $1.4 million, income tax expense of $12.4 million and net income of $21.8 million.

(2)             For a reconciliation of gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures”) of this report.

Revenue.  Domestic contract compression revenue increased for the three months ended March 31, 2007 compared to the prior year period primarily due to higher average contract prices in the current period.  Domestic contract compression revenue per average monthly operating horsepower increased to $18.67 in the three months ended March 31, 2007.  This was a 7.3% increase from the prior year period amount of $17.40.  International contract compression revenue increased for the three months ended March 31, 2007 compared to the prior year period primarily as a result of additional business in Argentina and Brazil of $2.5 million and $1.8 million, respectively.  Fabrication and aftermarket services revenue decreased slightly for the three months ended March 31, 2007 compared to the prior year period.

Gross Margin.  The decrease in domestic contract compression gross margin (defined as total revenue less cost of sales, excluding depreciation and amortization expense) for the three months ended March 31, 2007 compared to the prior year period was primarily attributable to higher expenses in the current year period including labor and benefits cost, parts cost, unit freight cost, lubricant cost and field supply cost, partially offset by revenue increases in the current year period discussed above. International contract compression gross margin was higher for the three months ended March 31, 2007 compared to the prior year period due primarily to the increased, high margin business in Argentina and Brazil discussed above.   The increase in fabrication gross margin for the three months ended March 31, 2007 compared to the prior year period was attributable primarily to increased pricing to customers, the implementation of process improvements and lower warranty costs in the current year period.  Aftermarket services gross margin remained stable for the three months ended March 31, 2007 compared to the prior year period.  Gross margin is reconciled to net income within Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures”) of this report.

Gross Margin Percentage.  Domestic contract compression gross margin percentage decreased for the three months ended March 31, 2007 compared to the prior year period primarily due to higher expenses in the current year period, partially offset by higher average contract prices, each as discussed above.  International contract compression gross margin percentage decreased for the three months ended March 31, 2007 compared to the prior year period due primarily to higher revenue from freight charged to customers in the current year period, which is at a lower margin than other contract compression services, and higher expenses in the current year period primarily from parts cost.  Aftermarket services gross margin percentage increased for the three months ended March 31, 2007 compared to the prior year period primarily due to price increases to customers.  The higher fabrication gross margin for the three months ended March 31, 2007 compared to the prior year period was attributable primarily to increased pricing to customers, the implementation of process improvements and lower warranty costs, each as discussed above.

Depreciation and Amortization.  The increase in depreciation and amortization expense for the three months ended March 31, 2007 compared to the prior year period was primarily the result of on-going capital expenditures, consisting primarily of additions to our contract compression fleet and compressor overhauls.

SG&A Expenses.  The increase in SG&A expenses for the three months ended March 31, 2007 compared to the prior year period was due primarily to a favorable revenue tax ruling in Brazil during the thee months ended March 31, 2006, increased expenses related to the operations of businesses acquired after January 1, 2006, the on-going implementation of our ERP system, increased consulting and professional services fees and increased stock-based compensation expense.  SG&A expenses represented 14.9% and 11.6% of revenues for the three months ended March 31, 2007 and 2006, respectively.

Merger Related Expenses.  Merger related expenses include costs, such as legal and other professional fees, associated with the proposed merger between us and Hanover.

Minority Interest.  Minority interest reflects the portion of the Partnership’s earnings applicable to the 49% limited partnership interest not owned by us.

Income Tax Expense.  The decrease in income tax expense for the three months ended March 31, 2007 compared to the prior year period relates primarily to decreased income before taxes in the current year period.

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

Our primary sources of cash are operating activities and financing activities.  Our primary uses of cash are operating expenditures, capital expenditures and long-term debt repayments.  The following table summarizes our sources and uses of cash for the three months ended March 31, 2007 and 2006 and our cash and working capital as of the end of such periods (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net cash provided by (used in):
Operating activities	$42,547	$64,594
Investing activities	(72,862)	(39,960)
Financing activities	25,839	(21,927)

	As of March 31,
	2007	2006
Cash	$42,895	$42,232
Working capital, net of cash and restricted cash	137,734	86,335

Operating activities.  Net cash provided by operating activities decreased $22.0 million for the three months ended March 31, 2006 compared to the prior year period primarily as a result changes in working capital.

Capital Expenditures.  Capital expenditures for the three months ended March 31, 2007 were $59.6 million, consisting of $40.6 million for fleet additions, $12.6 million for compressor overhauls, $3.0 million for service trucks and $3.4 million for machinery, equipment, information technology equipment and other items.  Proceeds from asset sales of $3.7 million in the three months ended March 31, 2007 resulted in net capital expenditures of $55.9 million.  Based on current market conditions, we expect to continue to invest in fleet additions, compressor overhauls and maintenance and other capital requirements.  We expect net capital expenditures (defined as capital expenditures less proceeds from asset sales) of approximately $225 million to $250 million for the twelve months ending December 31, 2007, including approximately $50 million to $55 million for compressor overhauls.  In addition, cash used in investing activities for the three months ended March 31, 2007 includes $17.6 million, net of cash acquired, for the acquisition of B.T.I.

Stock Repurchase Program.  On November 6, 2006, Holdings’ board of directors authorized the repurchase of up to $200.0 million of its common stock through November 6, 2008. In 2006, we repurchased 569,499 shares of our common stock at an aggregate cost of $36.1 million.  There were no repurchases during the three months ended March 31, 2007.  Under the terms of the merger agreement between us and Hanover, we may repurchase up to an additional $75.0 million of our common stock pursuant to the stock repurchase plan prior to the consummation of the merger or the termination of the merger agreement.

Long-term Debt. As of March 31, 2007, we had approximately $856.0 million in outstanding debt obligations, consisting of   $172.0 million outstanding under the 7 1/4% senior notes, $183.0 million outstanding under our asset-backed securitization facility (“ABS facility”), $376.0 million outstanding under our $500 million revolving credit facility and $125.0 million under the Partnership’s revolving credit facility.

The maturities of this debt for the twelve months ended March 31 of the periods indicated are shown below (in thousands).  We expect to pay these principal payments through cash generated by operations and debt refinancing activity.

2008	$14,545
2009	14,545
2010	14,545
2011	186,564
2012	515,545
Thereafter	110,305
Total debt	$856,049

Historically, we have financed capital expenditures with net cash provided by operating and financing activities.  Based on current market conditions, we expect that net cash provided by operating activities will be sufficient to finance our operating expenditures, capital expenditures and scheduled interest and debt repayments through December 31, 2007, but to the extent it is not, we may borrow additional funds under our revolving credit facilities or we may obtain additional debt or equity financing.

Debt Covenants and Availability.  Covenants in our credit facilities required that we maintain various financial ratios. As of March 31, 2007, we were in compliance with all financial covenants.

As of March 31, 2007, due to restrictive covenants and after giving effect to $23.3 million of outstanding letters of credit under our financing agreements, we had an aggregate unused credit availability of approximately $100.7 million under our $500 million revolving credit facility and $100 million under the Partnership’s $225 million revolving credit facility.

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

Through our ownership of all 6,325,000 of the subordinated units and all of the equity interests in the general partner of the Partnership, we expect to receive cash distributions from the Partnership.  Our rights to receive distributions of cash from the Partnership as holder of subordinated units are subordinated to the rights of the common unitholders to receive such distributions.  During the three months ended March 31, 2007, the Partnership distributed approximately $3.6 million, or $0.278 per unit, which reflects the pro rata portion of the quarterly distribution rate of $0.35, covering the period from the closing of the initial public offering on October 20, 2006, through December 31, 2006.  Of this distribution, we received approximately $1.8 million.

On April 30, 2007, the board of directors of the Partnership’s general partner approved a cash distribution of $0.35 per unit, or $4.5 million.  The distribution reflects the Partnership’s minimum quarterly distribution and covers the time period from January 1, 2007 to March 31, 2007.  The record date for this distribution is May 10, 2007 and payment is expected to occur on May 15, 2007.  Due to our ownership interests in the Partnership, we expect to receive approximately $2.3 million from this distribution.

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

The following table reconciles Holdings’ net income to gross margin (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income	$14,324	$20,875
Depreciation and amortization	34,863	29,799
Selling, general and administrative	35,741	26,581
Interest expense, net	14,039	14,057
Merger related expenses	1,373	—
Foreign currency (gain) loss	(693)	(609)
Other (income) expense, net	(1,731)	(733)
Minority interest	1,324	—
Income tax expense	7,079	11,875
Gross margin	$106,319	$101,845

Amounts for the three months ended March 31, 2007 were identical for both Holdings and Universal with the following exceptions:  Universal had interest expense, net of $13.5 million, interest income from an affiliate of $1.1 million, income tax expense of $7.5 million and net income of $15.7 million.  Amounts for the three months ended March 31, 2006 are identical for both Holdings and Universal with the following exceptions:  Universal had interest income from an affiliate of $1.4 million, income tax expense of $12.4 million and net income of $21.8 million.

ITEM 3.                    Quantitative and Qualitative Disclosures About Market Risk

Variable Rate Debt

We are exposed to market risk due to variable interest rates under our financing and interest rate swap arrangements.

As of March 31, 2007, we had $183.0 million outstanding under our ABS facility that was subject to a variable interest rate at one month LIBOR, which was 5.32% as of May 7, 2007, plus 0.74%. We have entered into interest rate swap agreements, which are described below in “— Interest Rate Swap Arrangements.”  As of March 31, 2007, after giving effect to these interest rate swap agreements, only $18.3 million of the ABS facility remains effectively subject to a variable interest rate.

As of March 31, 2007, we had $376.0 outstanding under our $500 million revolving credit facility.  The interest rate under the $500 million revolving credit facility at March 31, 2007 was based upon LIBOR plus an applicable margin of 1.00%. As of May 7, 2007, the applicable rate was one month LIBOR, which was 5.32%.  We have entered into interest rate swap agreements, which are described below in “— Interest Rate Swap Arrangements.”  As of March 31, 2007, after giving effect to these interest rate swap agreements, $76.0 million of this debt remains effectively subject to a variable interest rate.

As of March 31, 2007, the Partnership had $125.0 million outstanding under its $225 million revolving credit facility that was subject to a variable interest rate of one month LIBOR plus 1.25%.  As of May 7, 2007, the applicable rate was one month LIBOR, which was 5.32%.  We have entered into an interest rate swap agreement, which is described below in “— Interest Rate Swap Agreements,” which effectively fixes the interest rate on all of the outstanding balance under the Partnership’s credit facility at March 31, 2007.

As of March 31, 2007, $100.0 million of our 7 1/4% senior notes were subject to interest rate swap agreements which convert the fixed rate to a variable rate which are described below in “— Interest Rate Swap Agreements.”  The variable rate under these interest rate swap agreements is six month LIBOR, in arrears, plus an average applicable margin of 3.21%. As of May 7, 2007, six month LIBOR was 5.35%.

As of March 31, 2007, we had approximately $194.3 million of outstanding indebtedness that was effectively subject to floating interest rates, and a 1.0% increase in interest rates would result in an approximate $1.9 million annual increase in our interest expense.

Interest Rate Swap Arrangements

We are a party to interest rate swap agreements that are recorded at fair value in our financial statements.  A change in the underlying interest rates may also result in a change in their recorded value.

As of March 31, 2007, the notional amount of the interest rate swap agreements related to our variable rate debt, excluding the ABS facility and the Partnership’s debt, was $300.0 million. The fair value of these interest rate swap agreements was an asset of approximately $4.3 million.  The interest rate swap agreements amortize ratably from June 2007 through March 2010.  The weighted average fixed rate of these interest rate swap agreements is 4.02%.

As of March 31, 2007, the notional amount of the interest rate swap agreements related to our ABS facility was $164.7 million and the fair value of these interest rate swap agreements was a net asset of approximately $0.7 million.  The interest rate swap agreements amortize ratably through 2019. The average fixed rate of these interest rate swap agreements is 4.94%.

As of March 31, 2007, the notional amount of the interest rate swap agreement related to the Partnership’s variable rate debt was $125.0 million and the fair value of this interest rate swap agreement was a liability of approximately $2.1 million.  The interest rate swap agreement terminates in December 2011 and has fixed rate of 5.28%.

As of March 31, 2007, the notional amount of the interest rate swap agreements related to our 7 1/4% senior notes was $100.0 million.  The fair value of these interest rate swap agreements was a liability of approximately $3.0 million.  These interest rate swap agreements terminate in May 2010.

ITEM 4 and 4T.                        Controls and Procedures

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

PART II. OTHER INFORMATION

ITEM 1.                    Legal Proceedings

Additional information concerning legal proceedings is contained in Note 9 to the unaudited consolidated financial statements included in Part I, Item 1 (“Financial Statements”), of this report, which we have incorporated by reference into this Item 1.

ITEM 6.                    Exhibits

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated February 5, 2007, by and among Hanover Compressor Company, Universal Compression Holdings, Inc., Iliad Holdings, Inc., Hector Sub, Inc., and Ulysses Sub, Inc. (incorporated by reference to Exhibit 2.1 of Universal Compression Holdings, Inc.’s Form 8-K filed February 5, 2007).

10.1	Summary of Officers’ Incentive Plan for the calendar year 2007 (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.’s Form 8-K filed February 27, 2007).

31.1	Certification of the Chief Executive Officer of Universal Compression Holdings, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Universal Compression Holdings, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.3	Certification of the Chief Executive Officer of Universal Compression, Inc. pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.

31.4	Certification of the Chief Financial Officer of Universal Compression, Inc. pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.

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

UNIVERSAL COMPRESSION HOLDINGS, INC.

Date: May 9, 2007	By:	/s/ J. MICHAEL ANDERSON
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

2.1

Agreement and Plan of Merger, dated February 5, 2007, by and among Hanover Compressor Company, Universal Compression Holdings, Inc., Iliad Holdings, Inc., Hector Sub, Inc., and Ulysses Sub, Inc. (incorporated by reference to Exhibit 2.1 of Universal Compression Holdings, Inc.’s Form 8-K filed February 5, 2007).

10.1	Summary of Officers’ Incentive Plan for the calendar year 2007 (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.’s Form 8-K filed February 27, 2007).

31.1	Certification of the Chief Executive Officer of Universal Compression Holdings, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Universal Compression Holdings, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.3	Certification of the Chief Executive Officer of Universal Compression, Inc. pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.

31.4	Certification of the Chief Financial Officer of Universal Compression, Inc. pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.

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