Form 10-Q
period 2007-06-30
UNIVERSAL COMPRESSION HOLDINGS INC; UNIVERSAL COMPRESSION INC
filed 2007-08-07
CIK 1057234, 1057233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Yes ☐ No☒

UNIVERSAL COMPRESSION, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

As of August 2, 2007 there were 30,440,190 shares of Universal Compression Holdings, Inc.’s common stock, $0.01 par value, outstanding and 4,910 shares of Universal Compression, Inc.’s common stock, $10.00 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNIVERSAL COMPRESSION HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$45,745	$46,997
Restricted cash	3,745	4,301
Accounts receivable, net of allowance for bad debts of $5,072 and $4,686 as of June 30, 2007 and December 31, 2006, respectively	207,307	193,968
Inventories, net of reserve for obsolescence of $10,484 and $9,158 as of June 30, 2007 and December 31, 2006, respectively	208,744	175,812
Deferred income taxes	6,500	7,310
Other	33,980	21,800
Total current assets	506,021	450,188
Contract compression equipment	1,812,745	1,715,266
Other property	218,275	199,835
Accumulated depreciation and amortization	(527,588)	(468,591)
Net property, plant and equipment	1,503,432	1,446,510
Goodwill	435,882	412,122
Derivative financial instruments	9,713	7,269
Other assets	25,136	25,942
Total assets	$2,480,184	$2,342,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$105,008	$92,063
Accrued liabilities	63,425	61,315
Unearned revenue	92,801	93,332
Accrued interest	4,511	3,583
Current portion of long-term debt and capital lease obligations	14,986	14,916
Total current liabilities	280,731	265,209
Long-term debt	858,011	815,638
Deferred income taxes	215,215	205,133
Derivative financial instruments	3,933	5,528
Other liabilities	14,910	12,013
Total liabilities	1,372,800	1,303,521
Commitments and contingencies (Note 9)
Minority interest	121,309	122,080
Stockholders’ equity:
Preferred stock	—	—
Common stock	333	331
Treasury stock	(137,914)	(136,844)
Additional paid-in capital	800,068	786,663
Accumulated other comprehensive income (loss)	7,102	(11,764)
Retained earnings	316,486	278,044
Total stockholders’ equity	986,075	916,430
Total liabilities and stockholders’ equity	$2,480,184	$2,342,031

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Domestic contract compression	$103,596	$101,460	$205,630	$195,505
International contract compression	40,014	35,010	78,548	68,303
Fabrication	134,988	38,528	189,604	94,837
Aftermarket services	55,989	43,718	100,168	89,139
Total revenue	334,587	218,716	573,950	447,784
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Domestic contract compression	40,543	35,792	81,599	68,706
International contract compression	10,637	8,430	20,952	16,827
Fabrication	112,602	33,797	159,839	83,902
Aftermarket services	41,262	36,359	75,698	72,166
Depreciation and amortization	35,792	30,013	70,655	59,812
Selling, general and administrative	36,802	29,461	72,543	56,042
Interest expense, net	14,063	14,605	28,102	28,662
Merger-related expenses	4,792	—	6,165	—
Foreign currency (gain) loss	(962)	299	(1,655)	(310)
Minority interest	1,642	—	2,966	—
Other (income) expense, net	(518)	(360)	(2,249)	(1,093)
Total costs and expenses	296,655	188,396	514,615	384,714
Income before income taxes	37,932	30,320	59,335	63,070
Income tax expense	12,765	8,504	19,844	20,379

Net income	$25,167	$21,816	$39,491	$42,691

Weighted average common and common equivalent shares outstanding:
Basic	30,003	29,891	29,911	29,762
Diluted	31,182	31,040	31,072	30,874

Earnings per share–Basic	$0.84	$0.73	$1.32	$1.43
Earnings per share–Diluted	$0.81	$0.70	$1.27	$1.38

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$39,491	$42,691
Adjustments to reconcile net income to cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	70,655	59,812
Minority interest	2,966	—
Gain on asset sales	(1,340)	(346)
Deferred income taxes	7,913	15,507
Amortization of debt issuance costs	1,185	937
Stock-based compensation expense	4,954	3,593
(Increase) decrease in other assets	6,912	(5,028)
(Increase) decrease in receivables	(3,983)	(46,519)
(Increase) decrease in inventories	(31,183)	(20,836)
Increase (decrease) in accounts payable	4,017	22,079
Increase (decrease) in accrued liabilities	333	(1,571)
Increase (decrease) in unearned revenue	(2,775)	28,975
Increase (decrease) in accrued interest	932	77
Net cash provided by operating activities	100,077	99,371
Cash flows from investing activities:
Additions to property, plant and equipment	(131,579)	(98,134)
Proceeds from sale of property, plant and equipment	7,504	5,755
Cash paid for acquisitions, net of cash acquired	(23,320)	(6,285)
Decrease in restricted cash,	556	192
Net cash used in investing activities	(146,839)	(98,472)
Cash flows from financing activities:
Principal repayments of long-term debt	(56,006)	(62,899)
Borrowings under revolving credit facility	98,380	39,994
Proceeds from common stock issuance	5,545	8,685
Purchase of treasury stock	(1,070)	(517)
Payments on capital lease agreements	(171)	(46)
Distributions to non-controlling partners in the Partnership	(3,972)	—
Net cash provided by (used in) financing activities	42,706	(14,783)
Effect of exchange rate changes on cash and cash equivalents	2,804	(732)
Net decrease in cash and cash equivalents	(1,252)	(14,616)
Cash and cash equivalents at beginning of period	46,997	39,262
Cash and cash equivalents at end of period	$45,745	$24,646

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$45,577	$46,099
Restricted cash	3,745	4,301
Accounts receivable, net of allowance for bad debts of $5,072 and $4,686 as of June 30, 2007 and December 31, 2006, respectively	207,307	193,968
Inventories, net of reserve for obsolescence of $10,484 and $9,158 as of June 30, 2007 and December 31, 2006, respectively	208,744	175,812
Deferred income taxes	6,500	7,310
Other	33,980	21,800
Total current assets	505,853	449,290
Contract compression equipment	1,812,745	1,715,266
Other property	218,275	199,835
Accumulated depreciation and amortization	(527,588)	(468,591)
Net property, plant and equipment	1,503,432	1,446,510
Goodwill	435,882	412,122
Notes receivable - affiliate	68,480	78,063
Derivative financial instruments	9,713	7,269
Other assets	25,136	25,942
Total assets	$2,548,496	$2,419,196
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable, trade	$105,008	$92,063
Accrued liabilities	63,425	61,315
Unearned revenue	92,801	93,332
Accrued interest	4,409	3,472
Current portion of long-term debt and capital lease obligations	14,986	14,916
Total current liabilities	280,629	265,098
Long–term debt	821,011	778,638
Deferred income taxes	218,097	207,254
Derivative financial instruments	3,933	5,528
Other liabilities	14,910	12,013
Total liabilities	1,338,580	1,268,531
Commitments and contingencies (Note 9)
Minority interest	121,309	122,080
Stockholder’s equity:
Common stock	49	49
Additional paid-in capital	750,955	750,838
Accumulated other comprehensive income (loss)	7,102	(11,764)
Retained earnings	330,501	289,462
Total stockholder’s equity	1,088,607	1,028,585
Total liabilities and stockholder’s equity	$2,548,496	$2,419,196

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Domestic contract compression	$103,596	$101,460	$205,630	$195,505
International contract compression	40,014	35,010	78,548	68,303
Fabrication	134,988	38,528	189,604	94,837
Aftermarket services	55,989	43,718	100,168	89,139
Total revenue	334,587	218,716	573,950	447,784
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Domestic contract compression	40,543	35,792	81,599	68,706
International contract compression	10,637	8,430	20,952	16,827
Fabrication	112,602	33,797	159,839	83,902
Aftermarket services	41,262	36,359	75,698	72,166
Depreciation and amortization	35,792	30,013	70,655	59,812
Selling, general and administrative	36,802	29,461	72,543	56,042
Interest expense, net	13,470	14,605	26,920	28,662
Interest income from affiliate	(1,031)	(1,543)	(2,177)	(2,990)
Merger-related expenses	4,792	—	6,165	—
Foreign currency (gain) loss	(962)	299	(1,655)	(310)
Minority interest	1,642	—	2,966	—
Other (income) expense, net	(518)	(360)	(2,249)	(1,093)
Total costs and expenses	295,031	186,853	511,256	381,724
Income before income taxes	39,556	31,863	62,694	66,060
Income tax expense	13,126	9,044	20,606	21,444
Net income	$26,430	$22,819	$42,088	$44,616

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$42,088	$44,616
Adjustments to reconcile net income to cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	70,655	59,812
Minority interest	2,966	—
Gain on asset sales	(1,340)	(346)
Deferred income taxes	8,675	16,572
Amortization of debt issuance costs	1,185	937
Stock-based compensation expense	4,954	3,593
(Increase) decrease in other assets	6,912	(5,028)
(Increase) decrease in receivables	(3,983)	(46,519)
(Increase) decrease in inventories	(31,183)	(20,836)
Increase (decrease) in accounts payable	4,017	22,079
Increase (decrease) in accrued liabilities	333	(1,571)
Increase (decrease) in unearned revenue	(2,775)	28,975
Increase (decrease) in accrued interest	932	77
Net cash provided by operating activities	103,436	102,361
Cash flows from investing activities:
Additions to property, plant and equipment	(131,579)	(98,134)
Proceeds from sale of property, plant and equipment	7,504	5,755
Cash paid for acquisitions, net of cash acquired	(23,320)	(6,285)
Payment from affiliate on note receivable	1,846	5,178
Decrease in restricted cash	556	192
Net cash used in investing activities	(144,993)	(93,294)
Cash flows from financing activities:
Principal repayments of long-term debt	(56,006)	(62,899)
Borrowings under revolving credit facility	98,380	39,994
Payments on capital lease agreements	(171)	(46)
Distributions to non-controlling partners in the Partnership	(3,972)	—
Net cash provided by (used in) financing activities	38,231	(22,951)
Effect of exchange rate changes on cash and cash equivalents	2,804	(732)
Net decrease in cash and cash equivalents	(522)	(14,616)
Cash and cash equivalents at beginning of period	46,099	39,262
Cash and cash equivalents at end of period	$45,577	$24,646

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.

UNIVERSAL COMPRESSION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

1.     Basis of Presentation

These notes apply to the unaudited consolidated financial statements of both Universal Compression Holdings, Inc. (“Holdings”) and Universal Compression, Inc. (“Universal”) and their subsidiaries. The term “Company” will be used if a statement is applicable to both Holdings and Universal.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the twelve months ended December 31, 2006. That report contains a more comprehensive summary of the Company’s major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2007.

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

The dilutive effect of stock options and unvested restricted stock grants outstanding for the three months and six months ended June 30, 2007 was 1,179,000 shares and 1,161,000 shares, respectively.  The dilutive effect of stock options and unvested restricted stock grants outstanding for the three months and six months ended June 30, 2006 was 1,149,000 shares and 1,112,000 shares, respectively.  For the three months and six months ended June 30, 2007, outstanding stock options of 106,054 and 107,584 shares, respectively, were excluded from the computation of diluted earnings per share as the options’ exercise price was greater than the average market price of the common stock for such periods.  For the three months and six months ended  June 30, 2006, outstanding stock options of zero and 16,000 shares, respectively, were excluded from the computation of diluted earnings per share as the options’ exercise price was greater than the average market price of the common stock for such periods.

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

3.  Inventories, Net

Inventories, net consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$113,671	$83,688
Work-in-progress	103,005	100,866
Finished goods.	2,552	416
Total inventories	219,228	184,970
Reserve for obsolescence.	(10,484)	(9,158)
Inventories, net	$208,744	$175,812

4.  Long-Term Debt

    As of June 30, 2007, the Company had approximately $872.6 million in outstanding debt, consisting of $179.4 million outstanding under the asset-backed securitization facility (“ABS facility”), $401.1 million outstanding under the $500 million revolving credit facility, $171.1 million outstanding under the 7 1/4 % senior notes and $121.0 million outstanding under Universal Compression Partners, L.P.’s (the “Partnership”) revolving credit facility (See Note 13).  Covenants in the credit facilities require that the Company maintain various financial ratios.  As of June 30, 2007, the Company was in compliance with all financial covenants.

5.  Stock-Based Compensation

The following table presents the stock-based compensation expense included in the Company’s results of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stock options, unit options and phantom options	$1,001	$1,133	$2,328	$2,246
Restricted stock	830	628	1,507	1,097
Unit appreciation rights	680	—	906	—
Employee Stock Purchase Plan	100	150	213	250
Total stock-based compensation expense	2,611	1,911	4,954	3,593
Income tax benefit	(875)	(624)	(1,653)	(1,138)
Total after-tax stock-based compensation expense	$1,736	$1,287	$3,301	$2,455

There was no stock-based compensation cost capitalized during the three months and six months ended June 30, 2007 and 2006.

Stock Options

The Incentive Stock Option Plan (the “ISO Plan”) authorizes the Company to grant stock options to its employees, consultants and directors.  The Company utilizes stock options under the ISO Plan in order to motivate and retain key employees.  In July 2004, an amendment to the ISO Plan was approved, increasing the number of shares of common stock available for grant under the ISO Plan from 5,012,421 shares to 6,012,421 shares to allow the continuation of this long-term incentive program.  Options generally vest over the following time period:

Year 1	33 1/3%
Year 2	33 1/3%
Year 3	33 1/3%

Under the ISO Plan, options to purchase common stock may be granted until 2011. Options are granted at fair market value at the date of grant, are exercisable in installments beginning one year from the date of grant, and expire ten years after the date of grant.

The weighted average fair values at date of grant for options granted during the six months ended June 30, 2007 and 2006 were $31.09 and $18.22, respectively and were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

	Six Months Ended June 30,
	2007	2006
Expected life in years	6.0	6.0
Risk-free interest rate	5.16%	4.72%
Volatility	33.39%	33.15%
Dividend yield	0.00%	0.00%

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

The following table presents stock option activity for the six months ended June 30, 2007 (remaining life in years, intrinsic value in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Options outstanding, December 31, 2006	1,894,286	$29.85
Granted	117,584	73.34
Exercised	(205,005)	25.49
Cancelled	(8,904)	34.36
Options outstanding, June 30, 2007	1,797,961	$33.17	6.2	$70,665
Options exercisable at June 30, 2007	1,462,967	$28.60	5.5	$64,180

Intrinsic value is the difference between the market value of the Company’s stock and exercise price of each option multiplied by the number of options outstanding.  The total intrinsic value of stock options exercised during the six months ended June 30, 2007 and 2006 was $8.9 million and $10.7 million, respectively.  The total grant date fair value of stock options that vested during the six months ended June 30, 2007 and 2006 was $2.5 million and $4.5 million, respectively.  As of June 30, 2007, $7.1 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over the weighted-average period of 2.1 years.

Cash received from stock option exercises during the six months ended June 30, 2007 and 2006 was $5.2 million and $7.8 million, respectively.

Restricted Stock

The Company utilizes grants of restricted stock as long-term compensation for designated employees. The Company’s restricted stock plan provides for the award of up to 1,350,000 shares of the Company’s common stock to certain officers and designated employees. Generally, common stock subject to restricted stock grants that were granted prior to June 2007 vest 0% upon the first anniversary of the grant and 25% on each anniversary thereafter through the fifth anniversary.  Common stock subject to restricted stock grants that were granted in June 2007 vest 33 1/3% on each of the first three anniversaries of the grant date.

Under APB 25, prior to January 1, 2006, deferred compensation was charged for the market value of restricted shares granted. Upon adoption of SFAS No. 123R, the deferred compensation balance at January 1, 2006 was reversed and recorded to additional paid-in capital.  Under both APB 25 and SFAS No. 123R, the market value of the restricted shares granted is amortized ratably over the restricted period.

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

The following table presents restricted stock activity for the six months ended June 30, 2007:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested restricted stock, December 31, 2006	339,362	$38.38
Granted	95,359	74.90
Vested	(55,285)	32.80
Cancelled	(11,475)	41.09
Non-vested restricted stock, June 30, 2007	367,961	$48.58

The total grant date fair value of restricted stock that vested during the six months ended June 30, 2007 and 2006 was $1.8 million and $1.0 million, respectively.  As of June 30, 2007, $14.1 million of unrecognized compensation cost related to non-vested restricted stock is expected to be recognized over the weighted-average period of 3.1 years.

Unit Appreciation Rights

There were no grants, exercises or cancellations of unit appreciation rights during the six months ended June 30, 2007.

Partnership Long-Term Incentive Plan

Under the Partnership’s Long-Term Incentive Plan, there were no grants, exercises or cancellations of unit options or phantom units during the six months ended June 30, 2007.

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

As of June 30, 2007, the Company had interest rate swap agreements with a notional amount of $161.5 million related to the $179.4 million outstanding under the ABS facility. The swaps amortize ratably through 2019 and have a weighted average fixed rate of 4.94%.  The Company’s balance sheet at June 30, 2007 included a $4.3 million derivative asset related to these interest rate swap agreements.

As of June 30, 2007, the Company had interest rate swap agreements with a notional amount of $275.0 million related to the Company’s floating rate debt, excluding the interest rate swap agreements related to the ABS facility discussed above and the Partnership’s floating rate debt discussed below. The swaps amortize ratably from June 2007 through March 2010 and have a weighted average fixed rate of 4.02%.  The Company’s balance sheet at June 30, 2007 included a $5.0 million derivative asset related to these interest rate swap agreements.

As of June 30, 2007, the Partnership had an interest rate swap agreement with a notional amount of $125.0 million related to the Partnership’s floating rate debt. The swap terminates in December 2011 and has a fixed rate of 5.28%.  The Company’s balance sheet at June 30, 2007 included a derivative asset of approximately $0.4 million related to this interest rate swap agreement.

These swaps, except for the swap agreement related to the Partnership’s $121.0 million of floating rate debt, which the Company has designated as cash flow hedging instruments, meet the specific hedge criteria of SFAS No. 133, so that any changes in their fair values were recognized as a component of comprehensive income or loss and are included in accumulated other comprehensive income or loss. Because the terms of the hedged items and the swaps substantially coincide, the hedges are expected to offset changes in expected cash flows due to fluctuations in the variable rate and, therefore, the Company currently does not expect any ineffectiveness.  For the swap agreement related to the Partnership’s $121.0 million of floating rate debt, the Company performs calculations to determine if the swap agreement is still effective and to calculate any ineffectiveness due to the terms of the hedged item and the swap not substantially coinciding.  For the three months and six months ended June 30, 2007, the Partnership recorded approximately $36,000 of ineffectiveness related to this swap.

As of June 30, 2007, the Company had interest rate swap agreements with a notional amount of $100.0 million related to the $171.1 million outstanding under its 7 1/4% senior notes. The swaps are used to hedge the change in fair value of the debt and, in effect, convert the fixed interest payment to a variable interest payment based on six-month LIBOR in arrears.  The Company’s balance sheet at June 30, 2007 included a $3.9 million derivative liability related to these interest rate swap agreements. The change in the debt’s fair value for the hedged portion is recorded as an adjustment to the carrying value of debt, with the offset being recorded to interest expense.  The swaps, which the Company has designated as fair value hedging instruments, meet the specific hedge criteria and any changes in their fair values were recognized in interest expense.  For the three months and six months ended June 30, 2007, the change in the debt’s fair value and the change in the swaps’ fair value offset and did not impact net income. Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to offset changes in fair values due to fluctuations in the variable rate and, therefore, the Company currently does not expect any ineffectiveness.

The counterparties to the Company’s interest rate swap agreements are major international financial institutions. The Company monitors the credit quality of these financial institutions and does not expect non-performance by them.

7.  Comprehensive Income

Comprehensive income consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income.	$25,167	$21,816	$39,491	$42,691
Other comprehensive income, net of tax:
Interest rate swap gain...	4,709	2,738	3,006	6,970
Cumulative translation adjustment	14,229	5,276	15,860	5,888
Comprehensive income.	$44,105	$29,830	$58,357	$55,549

Amounts for the three months and six months ended June 30, 2007 were identical for both Holdings and Universal with the following exceptions:  Universal had net income of $26.4 million and $42.1 million, respectively, and total comprehensive income of $45.4 million and $61.0 million, respectively.  Amounts for the three months and six months ended June 30, 2006 were identical for both Holdings and Universal with the following exceptions:  Universal had net income of $22.8 million and $44.6 million, respectively, and total comprehensive income of $30.8 million and $57.5 million, respectively.

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

The following table presents unaudited revenue and gross margin by business segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Domestic contract compression	$103,596	$101,460	$205,630	$195,505
International contract compression	40,014	35,010	78,548	68,303
Fabrication	134,988	38,528	189,604	94,837
Aftermarket services	55,989	43,718	100,168	89,139
Total	$334,587	$218,716	$573,950	$447,784
Gross Margin (1):
Domestic contract compression	$63,053	$65,668	$124,031	$126,799
International contract compression	29,377	26,580	57,596	51,476
Fabrication	22,386	4,731	29,765	10,935
Aftermarket services	14,727	7,359	24,470	16,973
Total	$129,543	$104,338	$235,862	$206,183

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
United States	$253,878	$152,742	$419,410	$308,944
Canada	20,661	27,287	42,401	57,716
Argentina	18,861	16,711	38,483	34,363
Other International	41,187	21,976	73,656	46,761
Total	$334,587	$218,716	$573,950	$447,784
Gross Margin (1):
United States	$90,240	$72,157	$162,352	$143,389
Canada	8,658	7,648	14,666	14,572
Argentina	12,921	11,097	25,331	22,875
Other International	17,724	13,436	33,513	25,347
Total	$129,543	$104,338	$235,862	$206,183

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

The following table reconciles net income to gross margin (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$25,167	$21,816	$39,491	$42,691
Depreciation and amortization	35,792	30,013	70,655	59,812
Selling, general and administrative	36,802	29,461	72,543	56,042
Interest expense, net	14,063	14,605	28,102	28,662
Merger-related expenses	4,792	—	6,165	—
Foreign currency (gain) loss	(962)	299	(1,655)	(310)
Minority interest	1,642	—	2,966	—
Other (income) expense, net	(518)	(360)	(2,249)	(1,093)
Income tax expense	12,765	8,504	19,844	20,379
Gross margin	$129,543	$104,338	$235,862	$206,183

Amounts for the three months ended June 30, 2007 are identical for both Holdings and Universal with the following exceptions:  Universal had interest expense, net of $13.5 million, interest income from an affiliate of $1.0 million, income tax expense of $13.1 million and net income of $26.4 million.  Amounts for the three months ended June 30, 2006 are identical for both Holdings and Universal with the following exceptions:  Universal had interest income from an affiliate of $1.5 million, income tax expense of $9.0 million and net income of $22.8 million.

Amounts for the six months ended June 30, 2007 are identical for both Holdings and Universal with the following exceptions:  Universal had interest expense, net of $26.9 million, interest income from an affiliate of $2.2 million, income tax expense of $20.6 million and net income of $42.1 million.  Amounts for the six months ended June 30, 2006 are identical for both Holdings and Universal with the following exceptions:  Universal had interest income from an affiliate of $3.0 million, income tax expense of $21.4 million and net income of $44.6 million.

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

State income tax returns are generally subject to examination for a period of three to five years after filing of the respective returns.  In addition, the state impact of any U.S. federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.  The Company and its subsidiaries do not have any state audits currently underway that would have a material impact on the Company’s financial position or results of operations.

The Company is subject to examination by taxing authorities throughout the world, including such major foreign jurisdictions as Argentina, Brazil, Canada, Mexico and Thailand. With few exceptions, the Company and its subsidiaries are no longer subject to foreign income tax examinations for tax years before 2001. With respect to ongoing audits, the Canadian federal and provincial tax authorities commenced audits of certain Canadian income tax returns for tax years ending within the calendar years 2001 through

2005. The audits were initiated in the fourth quarter of 2005, the third quarter of 2006 and the first quarter of 2007. At the end of 2006, the Brazilian tax authorities commenced an audit of certain Brazilian income tax returns for the tax years 2001 through 2006.  To date, no adjustments have been proposed as a result of these audits.  There are no other foreign audits underway that would have a material impact on the Company’s financial position or results of operations.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense and income tax expense, respectively.  In conjunction with the adoption of FIN 48, the Company recognized approximately $0.2 million for the accrual of interest and penalties at January 1, 2007 which is included as a component of the $1.0 million of unrecognized tax benefits. During the three months and six months ended June 30, 2007, the Company recognized an immaterial amount of potential interest expense and income tax expense associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as reductions in interest expense and income tax expense, respectively.

The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to June 30, 2008.  However, due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities which could be materially different from these estimates.

11.  Business Acquisition

In January 2007, the Company acquired B.T.I. Holdings Pte Ltd (“B.T.I.”) and its wholly owned subsidiary B.T. Engineering Pte Ltd, a Singapore-based fabricator of oil and gas, petrochemical, marine and offshore equipment, including pressure vessels, floating, production, storage and offloading process modules, terminal buoys, turrets, natural gas compression units and related equipment, for $17.6 million in cash, net of cash acquired, plus certain other working capital adjustments.  In April 2007, the Company paid $5.7 million for the working capital adjustment.  Total consideration will also include a contingent obligation of up to $20 million based on the earnings of B.T.I. over the two years ending March 31, 2009.  Pro forma results of operations have not been presented because the effect of the acquisition is not considered to be significant.  As of June 30, 2007, the purchase price allocation is still preliminary due to the ongoing evaluation of the assets acquired and liabilities assumed.

12.  Proposed Merger with Hanover Compressor Company

In February 2007, the Company and Hanover Compressor Company (“Hanover”) entered into a merger agreement. Upon consummation of the transactions set forth in the merger agreement, each common share of Hanover will be converted into 0.325 shares of common stock of a newly created holding company, Exterran Holdings, Inc. (“Exterran”) and each common share of Holdings will be converted into one share of Exterran.  Hanover will be treated as the acquirer for accounting purposes.

The merger agreement has been unanimously approved by both companies’ boards of directors. Completion of the merger is subject to a number of conditions, including the approval of the stockholders of both companies and customary regulatory approvals, including the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“Hart-Scott-Rodino Act”).  On July 3, 2007, the Company and Hanover each received notice that the waiting period required by the Hart-Scott-Rodino Act with respect to the merger had been terminated.  On July 10, 2007, the SEC declared effective the registration statement for the proposed merger.  Each company has scheduled its annual meeting of stockholders, at which the proposed merger will be considered, for August 16, 2007.  The Company and Hanover expect the merger to close on or about August 20, 2007, but no assurances can be given as to the timing of the satisfaction of all closing conditions or that all required approvals will be received.

In April 2007, the Company’s board of directors approved the adoption of a retention bonus plan for selected employees, including executive officers, to provide the plan participants with an incentive to continue employment with the Company or an affiliate of the Company in light of the Company’s proposed merger with Hanover.  Payments will be made to these plan participants on specified dates which will typically occur after the consummation of the merger.  Plan participants whose employment is terminated involuntarily without cause or due to death or disability prior to the specified dates will receive any unpaid portion of the retention bonus.  The retention bonus plan provides for an aggregate payment of approximately $7.2 million.

The merger agreement requires the Company and Hanover to continue to operate their businesses in the ordinary course of business and to obtain the other party’s consent prior to engaging in certain specified activities, such as issuing or repurchasing securities, acquiring or disposing of businesses above specified thresholds, incurring new debt other than below specified thresholds and or for specified purposes, paying dividends or granting awards with respect to the Company’s common stock (other than under employee compensation arrangements).  These agreements are subject to specified exceptions, including those (1) permitting the Company to repurchase up to an additional $75 million of its common stock in accordance with its previously announced open-market stock repurchase program, (2) permitting the Partnership to make cash distributions in accordance with its partnership agreement, (3)

permitting the Company to make contributions of its domestic compression assets to the Partnership, subject to certain limitations and (4) permitting the Company to redeem its 7 1/4% Senior Notes due 2010, as discussed below.

13.  Subsequent Events

Contract Compression Acquisition by the Partnership

In July 2007, the Partnership acquired from Holdings contract compression customer service agreements with eight customers and a fleet of 722 compressor units, comprising 281,992 horsepower, or 13% (by available horsepower) of the combined domestic contract compression business of Holdings and the Partnership. These compressor units serve the compression service needs of the eight customers that became customers of the Partnership upon the closing of the transaction.  In connection with the acquisition, the Partnership assumed $159.6 million in debt from Holdings and issued to Holdings approximately 2.0 million common units and approximately 82,000 general partnership units.  Additionally, the Partnership issued approximately 2.0 million common units for proceeds of $69.1 million, (net of private placement fees of $0.9 million) to institutional investors in a private placement.  The Partnership used the proceeds from the private placement to repay a portion of the debt assumed from Holdings.

Additionally, in connection with this acquisition, the Partnership expanded its revolving credit facility from $225 million to $315 million and borrowed an additional $90 million under that facility, which it used, along with available cash, to repay the remainder of the debt assumed from Holdings in conjunction with this acquisition.

In July 2007, the Partnership entered into two interest rate swap agreements related to its floating rate debt.  Each swap agreement has a notional amount of $40 million.   These swap agreements both terminate in October 2011 and have a weighted average fixed rate of 5.33%.

Also, in connection with the closing of the acquisition, the Partnership entered into an amendment (the “First Amendment”) to its existing Omnibus Agreement with the Company.  The First Amendment, among other things, increased the cap on selling, general and administrative costs allocable from the Company to the Partnership based on such costs incurred by Holdings on behalf of the Partnership from $2.5 million per quarter to $4.75 million per quarter (after taking into account any such costs the Partnership incurs and pays directly) and increased the cap on cost of sales from $16.95 per horsepower per quarter to $18.00 per horsepower (after taking into account any such costs the Partnership incurs and pays directly) per quarter.  These caps are scheduled to terminate on December 31, 2008, as previously agreed.

Debt Refinancing

In July 2007, the Company announced that it will redeem all $175 million face value of its outstanding 7 1/4% senior notes due 2010.  The indenture governing the notes permits the unconditional redemption of all of the notes at a redemption price of 103.625% plus accrued and unpaid interest up to and including the date fixed for redemption.  The expected date of redemption is August 13, 2007.  The redemption of the 7 1/4% senior notes is part of the refinancing plan of the Company and Hanover being implemented in anticipation of the closing of the pending merger.

Exterran, which will be the publicly traded holding company following the completion of the merger, has engaged Wachovia Capital Markets, LLC and J. P. Morgan Securities Inc. to arrange and syndicate a senior secured credit facility, consisting of a revolving credit facility and a term loan, and has engaged Wachovia to provide a new asset-backed securitization facility to Exterran. The primary purpose of these new facilities will be to fund the redemption or repurchase of substantially all of Hanover’s and the Company’s outstanding debt other than Hanover’s convertible debt securities and the credit facility of the Partnership. The new facilities will replace Hanover’s and the Company’s existing bank lines and the Company’s existing ABS facility. The closing of the new facilities is subject to, among other things, the receipt of sufficient commitments from participating lenders and the execution of mutually satisfactory documentation.  The Company can provide no assurance that the proposed merger between the Company and Hanover will close or that the Company will be successful in refinancing its and Hanover’s existing debt.

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

•              plans and objectives of our management for our future operations; and

•              our anticipated merger with Hanover Compressor Company (“Hanover”).

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct.  These forward-looking statements are also affected by the risk factors and forward-looking statements described in our Annual Report on Form 10-K for the twelve months ended December 31, 2006 and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website and through the SEC’s Electronic Data Gathering and Retrieval System (“EDGAR”) at www.sec.gov.  Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

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

Recent Developments

Business Acquisition

In January 2007, we acquired B.T.I. Holdings Pte Ltd (“B.T.I.”) and its wholly owned subsidiary B.T. Engineering Pte Ltd, a Singapore based fabricator of oil and gas, petrochemical, marine and offshore equipment, including pressure vessels; floating, production, storage and offloading process modules; terminal buoys; turrets; natural gas compression units and related equipment, for $17.6 million in cash, net of cash acquired, plus certain other working capital adjustments.  In April 2007, we paid $5.7 million for the working capital adjustment.  Total consideration will also include a contingent obligation of up to $20 million which is based on earnings of B.T.I. over the two years ending March 31, 2009.

Pending Merger With Hanover

In February 2007, we and Hanover entered into a merger agreement. Upon consummation of the transactions set forth in the merger agreement, each common share of Hanover will be converted into 0.325 shares of common stock of a newly created holding company, Exterran Holdings, Inc. (“Exterran”) and each of our common shares will be converted into one share of Exterran.  Hanover will be treated as the acquirer for accounting purposes.

The merger agreement has been unanimously approved by both companies’ boards of directors. Completion of the merger is subject to a number of conditions, including the approval of the stockholders of both companies and customary regulatory approvals, including the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“Hart-Scott-Rodino Act”).  On July 3, 2007, we and Hanover each received notice that the waiting period required by the Hart-Scott-Rodino Act with respect to the merger had been terminated.  On July 10, 2007, the SEC declared effective the registration statement for the proposed merger.  Each company has scheduled its annual meeting of stockholders, at which the proposed merger will be considered, for August 16, 2007.  The Company and Hanover expect the merger to close on or about August 20, 2007, but no assurances can be given as to the timing of the satisfaction of all closing conditions or that all required approvals will be received.

In April 2007, our board of directors approved the adoption of a retention bonus plan for selected employees, including executive officers, to provide the plan participants with an incentive to continue employment with us in light of our proposed merger with Hanover.  Payments will be made to these plan participants on specified dates which will typically occur after the consummation of the merger.  Plan participants whose employment is terminated involuntarily without cause or due to death or disability prior to the specified dates will receive any unpaid portion of the retention bonus.  The retention bonus plan provides for an aggregate payment of approximately $7.2 million.

The merger agreement requires us and Hanover to continue to operate our businesses in the ordinary course of business and to obtain the other party’s consent prior to engaging in certain specified activities, such as issuing or repurchasing securities, acquiring or disposing of businesses above specified thresholds, incurring new debt other than below specified thresholds and or for specified purposes, paying dividends or granting awards with respect to our common stock (other than under employee compensation arrangements).  These agreements are subject to specified exceptions, including those (1) permitting us to repurchase up to an additional $75 million of our common stock in accordance with our previously announced open-market stock repurchase program, (2) permitting the Partnership to make cash distributions in accordance with its partnership agreement, (3) permitting us to make contributions of our domestic compression assets to the Partnership, subject to certain limitations and (4) permitting us to redeem our 7 1/4% Senior Notes due 2010, as discussed below.

In July 2007, we announced that we will redeem all $175 million face value our outstanding 7 1/4% senior notes due 2010.  The indenture governing the notes permits the unconditional redemption of all of the notes at a redemption price of 103.625% plus accrued and unpaid interest up to and including the date fixed for redemption.  The expected date of redemption is August 13, 2007.  The redemption of the 7 1/4% senior notes is part of the refinancing plan of us and Hanover being implemented in anticipation of the closing of the pending merger.

As part of the refinancing plan, Exterran, which will be the publicly traded holding company following the completion of the merger, has engaged Wachovia Capital Markets, LLC and J. P. Morgan Securities Inc. to arrange and syndicate a senior secured credit facility, consisting of a revolving credit facility and a term loan, and has engaged Wachovia to provide a new asset-backed securitization facility to Exterran. The primary purpose of these new facilities will be to fund the redemption or repurchase of substantially all of Hanover’s and our outstanding debt other than the Hanover’s convertible debt securities and the credit facility of the Partnership. The new facilities will replace Hanover’s and our existing bank lines and our existing ABS facility. The closing of the new facilities is subject to, among other things, the receipt of sufficient commitments from participating lenders and the execution of mutually satisfactory documentation.  We can provide no assurance that the proposed merger between us and Hanover will close or that we will be successful in refinancing our and Hanover’s existing debt.

Contract Compression Acquisition by the Partnership

In July 2007, the Partnership acquired from us contract compression customer service agreements with eight customers and a fleet of 722 compressor units comprising 281,992 horsepower, or 13% (by available horsepower) of the combined domestic contract compression business of us and the Partnership. These compressor units serve the compression service needs of the eight customers that became customers of the Partnership upon the closing of the acquisition.  In connection with the acquisition, the Partnership assumed $159.6 million in debt from us and issued to us approximately 2.0 million common units and approximately 82,000 general partnership units.  Additionally, the Partnership issued approximately 2.0 million common units for proceeds of $69.1 million, (net of private placement fees of $0.9 million) to institutional investors in a private placement.  The Partnership used the proceeds from the private placement to repay a portion of the debt assumed from us.

Additionally, in connection with this acquisition, the Partnership expanded its revolving credit facility from $225 million to $315 million and borrowed an additional $90 million under that facility, which it used, along with available cash, to repay the remainder of the debt assumed from us.

In July 2007, the Partnership entered into two interest rate swap agreements related to its floating rate debt.  Each swap agreement has a notional amount of $40 million.   These swap agreements both terminate in October 2011 and have a weighted average fixed rate of 5.33%.

Also, in connection with the closing of the acquisition, the Partnership entered into an amendment (the “First Amendment”) to its existing Omnibus Agreement with us.  The First Amendment, among other things, increased the cap on selling, general and administrative costs allocable from us to the Partnership based on such costs incurred by us on behalf of the Partnership from $2.5 million per quarter to $4.75 million per quarter (after taking into account any such costs the Partnership incurs and pays directly) and increases the cap on cost of sales from $16.95 per horsepower per quarter to $18.00 per horsepower (after taking into account any such costs the Partnership incurs and pays directly) per quarter.  These caps are scheduled to terminate on December 31, 2008, as previously agreed.

Financial Highlights

Some of the more significant financial items for the three months and six months ended June 30, 2007, as compared to the prior year period, which are discussed below in “Financial Results of Operations,” were as follows:

•                  Net Income.  Net income for the three months ended June 30, 2007 increased by $3.4 million, or 15.4%, and decreased by $3.2 million, or 7.5%, for the six months ended June 30, 2007.

•                  Revenue and Gross Margin. Revenue was higher for the three months and six months ended June 30, 2007 by $115.9 million and $126.2 million, respectively, or 53.0% and 28.2%, respectively.  Gross margin was higher for the three months and six months ended June 30, 2007 by $25.2 million and $29.7 million, respectively, or 24.2% and 14.4%, respectively.

•                  Depreciation and Amortization Expense.  Depreciation and amortization expense increased for the three months ended June 30, 2007 by $5.8 million, or 19.3%, and by $10.8 million, or 18.1%, for the six months ended June 30, 2007.

•                  Selling, General and Administrative Expense.  Selling, general and administrative (“SG&A”) expense increased for the three months ended June 30, 2007 by $7.3 million, or 24.9%, and by $16.5 million, or 29.4%, for the six months ended June 30, 2007.

•                  Merger-Related Expense.  During the three months and six months ended June 30, 2007, we incurred merger-related expenses of $4.8 million and $6.2 million, respectively.

Operating Highlights

The following table summarizes total available horsepower, average operating horsepower, horsepower utilization percentages and compressor fabrication backlog.

	Three Months Ended			Six Months Ended
	June 30, 2007	December 31,2006	June 30, 2006	June 30, 2007	June 30, 2006
	(Horsepower in thousands)			(Horsepower in thousands)
Total Available Horsepower (at period end):
Domestic contract compression	2,147	2,069	1,989	2,147	1,989
International contract compression	614	607	595	614	595
Total	2,761	2,676	2,584	2,761	2,584

Average Operating Horsepower:
Domestic contract compression	1,825	1,816	1,794	1,824	1,797
International contract compression	556	541	549	554	548
Total	2,381	2,357	2,343	2,378	2,345

Horsepower Utilization:
Spot (at period end)	87.1%	88.9%	90.2%	87.1%	90.2%
Average	87.3%	89.4%	91.1%	87.8%	91.5%

	June 30, 2007	December 31, 2006	June 30, 2006
	(In millions)
Compressor Fabrication Backlog	$222.5	$289.3	$275.0

The increase in domestic available horsepower as of June 30, 2007 compared to June 30, 2006 was primarily attributable to large horsepower units added to our fleet to meet the incremental demand for these units by our customers.  The increase in available international horsepower during the same period was primarily attributable to horsepower that was added in Latin America in response to new projects.

Domestic and international average operating horsepower increased by 1.7% and 1.3%, respectively, for the three months ended June 30, 2007 as compared to the prior year periods.  Domestic and international average operating horsepower increased by 1.5% and 1.1%, respectively, for the six months ended June 30, 2007 as compared to the prior year periods.  Average horsepower utilization decreased in the three months and six months ended June 30, 2007 as compared to the prior year periods as the number of units returned by customers of small and medium horsepower units partially offset the new fleet additions of larger horsepower units that were put to work during the period.

Compressor fabrication backlog fluctuates quarter to quarter due to the timing of receipt of orders placed by customers and the timing of recognition of revenue.  The compressor fabrication backlog at August 2, 2007 was approximately $265.6 million.  A majority of the backlog is expected to be completed within a 270-day period.

Financial Results of Operations

     Three months ended June 30, 2007 compared to three months ended June 30, 2006

     The following table summarizes revenue, gross margin, gross margin percentage, expenses and net income:

	Three Months Ended June 30,
	2007 (1)	2006 (1)
	(Dollars in thousands)
Revenue:
Domestic contract compression	$103,596	$101,460
% of revenue	31.0%	46.4%
International contract compression	$40,014	$35,010
% of revenue	12.0%	16.0%
Fabrication	$134,988	$38,528
% of revenue	40.3%	17.6%
Aftermarket services	$55,989	$43,718
% of revenue	16.7%	20.0%
Total Revenue	$334,587	$218,716
Gross margin (2):
Domestic contract compression	$63,053	$65,668
International contract compression	29,377	26,580
Fabrication	22,386	4,731
Aftermarket services	14,727	7,359
Total Gross Margin	$129,543	$104,338
Gross margin percentage:
Domestic contract compression	60.9%	64.7%
International contract compression	73.4%	75.9%
Fabrication	16.6%	12.3%
Aftermarket services	26.3%	16.8%
Total Gross Margin Percentage	38.7%	47.7%
Expenses:
Depreciation and amortization	$35,792	$30,013
Selling, general and administrative	36,802	29,461
Interest expense, net	14,063	14,605
Merger-related expenses	4,792	—
Foreign currency (gain) loss	(962)	299
Minority interest	1,642	—
Other (income) expense, net	(518)	(360)
Income tax expense	12,765	8,504
Net income	$25,167	$21,816

(1)         Amounts for the three months ended June 30, 2007 are identical for both Holdings and Universal with the following exceptions:  Universal had interest expense, net of $13.5 million, interest income from an affiliate of $1.0 million, income tax expense of $13.1 million and net income of $26.4 million.  Amounts for the three months ended June 30, 2006 are identical for both Holdings and Universal with the following exceptions:  Universal had interest income from an affiliate of $1.5 million, income tax expense of $9.0 million and net income of $22.8 million.

(2)         For a reconciliation of gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures”) of this report.

Revenue.  Domestic contract compression revenue increased for the three months ended June 30, 2007 compared to the prior year period primarily due to higher operating horsepower and average contract prices in the current period.  Domestic average operating horsepower increased to approximately 1,825,000 horsepower in the three months ended June 30, 2007 as compared to approximately 1,794,000 horsepower in the prior year period.  Domestic contract compression revenue per average monthly operating horsepower

increased to $18.92 in the three months ended June 30, 2007.    This was a slight increase from the prior year period amount of $18.86.  International contract compression revenue increased for the three months ended June 30, 2007 compared to the prior year period primarily as a result of additional business in Argentina and Mexico of $3.0 million and $1.6 million, respectively.  Fabrication revenue increased by $96.5 million, or 250%, compared to the prior year period primarily as a result of an installation project in the United States that accounted for $32.9 million of the increase, increased shipments of fabricated units in the United States and the Asia Pacific region and our Singapore acquisition.  Aftermarket services revenue increased for the three months ended June 30, 2007 compared to the prior year period primarily due to increased pricing to customers and increased activity in the United States.

Gross Margin.  The decrease in domestic contract compression gross margin (defined as total revenue less cost of sales, excluding depreciation and amortization expense) for the three months ended June 30, 2007 compared to the prior year period was primarily attributable to higher expenses in the current year period including labor and benefits cost, parts cost and lubricant cost, partially offset by revenue increases in the current year period discussed above. International contract compression gross margin was higher for the three months ended June 30, 2007 compared to the prior year period due primarily to the increased business in Argentina and Brazil, discussed above.   The increase in fabrication gross margin for the three months ended June 30, 2007 compared to the prior year period was attributable primarily to the increased shipments, as described above, increased pricing to customers, the installation project discussed above, which generated higher margins than our typical fabrication projects, and the implementation of process improvements.  Aftermarket services gross margin increased for the three months ended June 30, 2007 compared to the prior year period primarily due to increased pricing to customers and increased activity, as discussed above.  Gross margin is reconciled to net income within Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures”) of this report.

Gross Margin Percentage.  Domestic contract compression gross margin percentage decreased for the three months ended June 30, 2007 compared to the prior year period primarily due to higher expenses in the current year period, partially offset by higher average operating horsepower and contract prices, each as discussed above.  International contract compression gross margin percentage decreased for the three months ended June 30, 2007 compared to the prior year period due primarily to higher expenses in the current year period, primarily from parts cost.  Aftermarket services gross margin percentage increased for the three months ended June 30, 2007 compared to the prior year period primarily due to increased pricing to customers.  The higher fabrication gross margin percentage for the three months ended June 30, 2007 compared to the prior year period was attributable primarily to increased pricing to customers, the higher margin installation project and the implementation of process improvements, each as discussed above.

Depreciation and Amortization Expense.  The increase in depreciation and amortization expense for the three months ended June 30, 2007 compared to the prior year period was primarily the result of on-going capital expenditures, consisting primarily of additions to our contract compression fleet and compressor overhauls.

SG&A Expenses. The increase in SG&A expenses for the three months ended June 30, 2007 compared to the prior year period was due primarily to increased expenses related to our acquisition in Singapore, the on-going implementation of our ERP system, increased consulting and professional services fees and increased stock-based compensation expense.  SG&A expenses represented 11.0% and 13.5% of revenues for the three months ended June 30, 2007 and 2006, respectively.

Merger-Related Expenses.  Merger-related expenses include costs, such as legal and other professional fees and accruals for retention bonuses, associated with the proposed merger between us and Hanover.

Minority Interest.  Minority interest reflects the portion of the Partnership’s earnings applicable to the 49% limited partnership interest not owned by us.

Income Tax Expense.  The increase in income tax expense for the three months ended June 30, 2007 compared to the prior year period relates primarily to increased income before taxes in the current year period and the impact of tax law changes that occurred in the prior year period that lowered the effective tax rate in that period.  The decrease in the prior year period effective tax rate was impacted by the passage of the State of Texas Margin Tax, a reduction in Subpart F income from applying a new look-through rule included in the Tax Increase Prevention and Reconciliation Act of 2005 and the enactment of reductions in Alberta, Canada and Canadian federal income tax rates.

     Six months ended June 30, 2007 compared to six months ended June 30, 2006

     The following table summarizes revenue, gross margin, gross margin percentage, expenses and net income:

	Six Months Ended June 30,
	2007 (1)	2006 (1)
	(Dollars in thousands)
Revenue:
Domestic contract compression	$205,630	$195,505
% of revenue	35.8%	43.7%
International contract compression	$78,548	$68,303
% of revenue	13.7%	15.2%
Fabrication	$189,604	$94,837
% of revenue	33.0%	21.2%
Aftermarket services	$100,168	$89,139
% of revenue	17.5%	19.9%
Total Revenue	$573,950	$447,784
Gross margin (2):
Domestic contract compression	$124,031	$126,799
International contract compression	57,596	51,476
Fabrication	29,765	10,935
Aftermarket services	24,470	16,973
Total Gross Margin	$235,862	$206,183
Gross margin percentage:
Domestic contract compression	60.3%	64.9%
International contract compression	73.3%	75.4%
Fabrication	15.7%	11.5%
Aftermarket services	24.4%	19.0%
Total Gross Margin Percentage	41.1%	46.0%
Expenses:
Depreciation and amortization	$70,655	$59,812
Selling, general and administrative	72,543	56,042
Interest expense, net	28,102	28,662
Merger-related expenses	6,165	—
Foreign currency (gain) loss	(1,655)	(310)
Minority interest	2,966	—
Other (income) expense, net	(2,249)	(1,093)
Income tax expense	19,844	20,379
Net income	$39,491	$42,691

(1)                                  Amounts for the six months ended June 30, 2007 are identical for both Holdings and Universal with the following exceptions:  Universal had interest expense, net of $26.9 million, interest income from an affiliate of $2.2 million, income tax expense of $20.6 million and net income of $42.1 million.  Amounts for the six months ended June 30, 2006 are identical for both Holdings and Universal with the following exceptions:  Universal had interest income from an affiliate of $3.0 million, income tax expense of $21.4 million and net income of $44.6 million.

(2)                                  For a reconciliation of gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures”) of this report.

Revenue.  Domestic contract compression revenue increased for the six months ended June 30, 2007 compared to the prior year period primarily due to higher average contract prices and operating horsepower in the current period.  Domestic contract compression revenue per average monthly operating horsepower increased to $18.79 in the six months ended June 30, 2007.  This was a 3.6% increase from the prior year period amount of $18.13.  Domestic average operating horsepower increased to approximately 1,824,000 horsepower in the six months ended June 30, 2007 as compared to approximately 1,797,000 horsepower in the prior year period.  International contract compression revenue increased for the six months ended June 30, 2007 compared to the prior year period primarily as a result of additional business in Argentina and Brazil of $5.5 million and $3.1 million, respectively.  Fabrication revenue increased by $94.8 million, or 100%, compared to the prior year period primarily as a result of an installation project in the United States that accounted for $32.9 million of the increase, increased shipments of fabricated units in the United States and the Asia Pacific region and our Singapore acquisition.  Aftermarket services revenue increased for the six months ended June 30, 2007 compared to the prior year period primarily due to increased pricing to customers and increased activity in the United States.

Gross Margin.  The decrease in domestic contract compression gross margin (defined as total revenue less cost of sales, excluding depreciation and amortization expense) for the six months ended June 30, 2007 compared to the prior year period was primarily attributable to higher expenses in the current year period including labor and benefits cost, parts cost, lubricant cost and field supply cost, partially offset by revenue increases in the current year period discussed above. International contract compression gross margin was higher for the six months ended June 30, 2007 compared to the prior year period due primarily to the increased high margin business in Argentina and Brazil, discussed above.   The increase in fabrication gross margin for the six months ended June 30, 2007 compared to the prior year period was attributable primarily to increased pricing to customers, the higher margin installation project discussed above and the implementation of process improvements.  Aftermarket services gross margin increased for the six months ended June 30, 2007 compared to the prior year period primarily due to increased pricing to customers and increased activity, as discussed above.  Gross margin is reconciled to net income within Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures”) of this report.

Gross Margin Percentage.  Domestic contract compression gross margin percentage decreased for the six months ended June 30, 2007 compared to the prior year period primarily due to higher expenses in the current year period, partially offset by higher average contract prices, each as discussed above.  International contract compression gross margin percentage decreased for the six months ended June 30, 2007 compared to the prior year period due primarily to higher expenses in the current year period primarily from parts cost.  Aftermarket services gross margin percentage increased for the six months ended June 30, 2007 compared to the prior year period primarily due to increased pricing to customers.  The higher fabrication gross margin percentage for the six months ended June 30, 2007 compared to the prior year period was attributable primarily to increased pricing to customers, the higher margin installation project and the implementation of process improvements, each as discussed above.

Depreciation and Amortization Expense.  The increase in depreciation and amortization expense for the six months ended June 30, 2007 compared to the prior year period was primarily the result of on-going capital expenditures, consisting primarily of additions to our contract compression fleet and compressor overhauls.

SG&A Expenses. The increase in SG&A expenses for the six months ended June 30, 2007 compared to the prior year period was due primarily to increased consulting and professional services fees, increased expenses related to the operations of businesses acquired after January 1, 2006, the on-going implementation of our ERP system, a favorable revenue tax ruling in Brazil during the three months ended March 31, 2006 and increased stock-based compensation expense.  SG&A expenses represented 12.6% and 12.5% of revenues for the six months ended June 30, 2007 and 2006, respectively.

Merger-Related Expenses.  Merger-related expenses include costs, such as legal and other professional fees and accruals for retention bonuses, associated with the proposed merger between us and Hanover.

Minority Interest.  Minority interest reflects the portion of the Partnership’s earnings applicable to the 49% limited partnership interest not owned by us.

Income Tax Expense.  The decrease in income tax expense for the six months ended June 30, 2007 compared to the prior year period relates primarily to decreased income before taxes in the current year period which was partially offset by the impact of tax law changes that occurred in the prior year period that lowered the effective tax rate in that period.  The decrease in the prior year period effective tax rate was impacted by the passage of the State of Texas Margin Tax, a reduction in Subpart F income from applying a new look-through rule included in the Tax Increase Prevention and Reconciliation Act of 2005 and the enactment of reductions in Alberta, Canada and Canadian federal income tax rates.

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

Our primary sources of cash are operating activities and financing activities.  Our primary uses of cash are operating expenditures, capital expenditures and long-term debt repayments.  The following table summarizes our sources and uses of cash for the six months ended June 30, 2007 and 2006 and our cash and working capital as of the end of such periods (in thousands):

	Six Months Ended June 30,
	2007	2006
Net cash provided by (used in):
Operating activities	$100,077	$99,371
Investing activities	(146,839)	(98,472)
Financing activities	42,706	(14,783)

	As of June 30,
	2007	2006
Cash	$45,745	$24,646
Working capital, net of cash and restricted cash	175,800	119,591

Operating Activities.  Net cash provided by operating activities increased $0.7 million for the six months ended June 30, 2007 compared to the prior year period primarily as a result of changes in working capital.

Capital Expenditures.  Capital expenditures for the six months ended June 30, 2007 were $131.6 million, consisting of $82.5 million for fleet additions, $28.0 million for compressor overhauls, $5.7 million for service trucks and $15.4 million for machinery, equipment, information technology equipment and other items.  Proceeds from asset sales of $7.5 million in the six months ended June 30, 2007 resulted in net capital expenditures of $124.1 million.  Based on current market conditions, we expect to continue to invest in fleet additions, compressor overhauls and maintenance and other capital requirements.  We expect net capital expenditures (defined as capital expenditures less proceeds from asset sales) of approximately $225 million to $250 million for the twelve months ending December 31, 2007, including approximately $50 million to $55 million for compressor overhauls.  In addition, cash used in investing activities for the six months ended June 30, 2007 includes $23.3 million, net of cash acquired, for the acquisition of B.T.I.

Stock Repurchase Program.  On November 6, 2006, our board of directors authorized the repurchase of up to $200.0 million of our common stock through November 6, 2008. In 2006, we repurchased 569,499 shares of our common stock at an aggregate cost of $36.1 million. There were no repurchases during the six months ended June 30, 2007.  Under the terms of the merger agreement between us and Hanover, we may repurchase up to an additional $75.0 million of our common stock pursuant to the stock repurchase plan prior to the consummation of the merger or the termination of the merger agreement.

Long-term Debt. As of June 30, 2007, we had approximately $872.6 million in outstanding debt obligations, consisting of $179.4 million outstanding under our asset-backed securitization facility (“ABS facility”), $401.1 million outstanding under our $500 million revolving credit facility, $171.1 million outstanding under the 7 1/4% senior notes and $121.0 million under the Partnership’s revolving credit facility.

The maturities of this debt for the twelve months ended June 30 of the periods indicated are shown below (in thousands).  We expect to pay these principal payments through cash generated by operations and debt refinancing activity.

2008	$14,545
2009	14,545
2010	185,612
2011	14,545
2012	536,640
Thereafter	106,667
Total debt	$872,554

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

Contract Compression Acquisition by the Partnership.  In July 2007, the Partnership acquired from us contract compression service agreements with eight customers and a fleet of compressor units used to service those customers, as described within Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments”) of this report.  In connection with this acquisition the Partnership assumed $159.6 million of our outstanding balance under our $500 million revolving credit facility, expanded its revolving credit facility from $225 million to $315 million, borrowed an additional $90 million under its revolving credit facility, issued approximately 2.0 million common units for net proceeds of $69.1 million to institutional investors in a private placement and used the proceeds from the borrowing under its revolving credit facility and issuance of common units and available cash to repay the debt assumed from us in conjunction with this transaction.  In addition, the Partnership entered into two interest rate swap agreements related to its floating rate debt.  Each swap agreement has a notional amount of $40 million. These swap agreements both terminate in October 2011 and have a weighted average fixed rate of 5.33%.

Debt Refinancing.  In July 2007, we announced that we will redeem all $175 million of our remaining outstanding 7 1/4% senior notes due 2010.  The indenture governing the notes permits the unconditional redemption of all of the notes at a redemption price of 103.625% plus accrued and unpaid interest up to and including the date fixed for redemption.  The expected date of redemption is August 13, 2007.  The redemption of the 7 1/4% senior notes is part of the refinancing plan of us and Hanover being implemented in anticipation of the closing of the pending merger.

As part of the refinancing plan, Exterran, which will be the publicly traded holding company following the completion of the merger, has engaged Wachovia Capital Markets, LLC and J. P. Morgan Securities Inc. to arrange and syndicate a senior secured credit facility, consisting of a revolving credit facility and a term loan, and has engaged Wachovia to provide a new asset-backed securitization facility to Exterran. The primary purpose of these new facilities will be to fund the redemption or repurchase of substantially all of Hanover’s and our outstanding debt other than Hanover’s convertible debt securities and the credit facility of the Partnership. The new facilities will replace Hanover’s and our existing bank lines and our existing ABS facility. The closing of the new facilities is subject to, among other things, the receipt of sufficient commitments from participating lenders and the execution of mutually satisfactory documentation.  We can provide no assurance that the proposed merger between us and Hanover will close or that we will be successful in refinancing our and Hanover’s existing debt.

Debt Covenants and Availability.  Covenants in our credit facilities required that we maintain various financial ratios. As of June 30, 2007, we were in compliance with all financial covenants.

As of June 30, 2007, due to restrictive covenants and after giving effect to $31.6 million of outstanding letters of credit under our financing agreements, we had an aggregate unused credit availability of approximately $67.3 million under our $500 million revolving credit facility and $104.0 million under the Partnership’s revolving credit facility.

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

Through our ownership of common and subordinated units and all of the equity interests in the general partner of the Partnership, we expect to receive cash distributions from the Partnership.  Our rights to receive distributions of cash from the Partnership as holder of subordinated units are subordinated to the rights of the common unitholders to receive such distributions.

On February 14, 2007, the Partnership distributed approximately $3.6 million, or $0.278 per unit, which reflects the pro rata portion of the quarterly distribution rate of $0.35, covering the period from the closing of the initial public offering on October 20, 2006 through December 31, 2006.  On May 15, 2007, the Partnership distributed approximately $4.5 million, or $0.35 per unit, the Partnership’s minimum quarterly distribution covering the period from January 1, 2007 to March 31, 2007.  Of these distributions, we received approximately $4.1 million during the six months ended June 30, 2007.

On July 30, 2007, the board of directors of the Partnership’s general partner approved a cash distribution of $0.35 per unit, or $6.0 million.  The distribution reflects the Partnership’s minimum quarterly distribution and covers the time period from April 1, 2007 to June 30, 2007.  The record date for this distribution is August 9, 2007 and payment is expected to occur on August 14, 2007.  Because the Partnership issued approximately 4.1 million common and general partner units on July 9, 2007, prior to the record date, to fund its recent acquisition of contract compression assets from us, as described within Part I, Item 2, (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments”) of this report, this distribution will also be paid to the holders of those units.  Due to our ownership interest in the Partnership, we expect to receive $3.0 million of this distribution.

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

The following table reconciles Holdings’ net income to gross margin (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$25,167	$21,816	$39,491	$42,691
Depreciation and amortization	35,792	30,013	70,655	59,812
Selling, general and administrative	36,802	29,461	72,543	56,042
Interest expense, net	14,063	14,605	28,102	28,662
Merger-related expenses	4,792	—	6,165	—
Foreign currency (gain) loss	(962)	299	(1,655)	(310)
Minority interest	1,642	—	2,966	—
Other (income) expense, net	(518)	(360)	(2,249)	(1,093)
Income tax expense	12,765	8,504	19,844	20,379
Gross margin	$129,543	$104,338	$235,862	$206,183

Amounts for the three months ended June 30, 2007 were identical for both us and Universal with the following exceptions:  Universal had interest expense, net of $13.5 million, interest income from an affiliate of $1.0 million, income tax expense of $13.1 million and net income of $26.4 million.  Amounts for the three months ended June 30, 2006 are identical for both Holdings and Universal with the following exceptions:  Universal had interest income from an affiliate of $1.5 million, income tax expense of $9.0 million and net income of $22.8 million.

Amounts for the six months ended June 30, 2007 were identical for both us and Universal with the following exceptions:  Universal had interest expense, net of $26.9 million, interest income from an affiliate of $2.2 million, income tax expense of $20.6 million and net income of $42.1 million.  Amounts for the six months ended June 30, 2006 are identical for both Holdings and Universal with the following exceptions:  Universal had interest income from an affiliate of $3.0 million, income tax expense of $21.4 million and net income of $44.6 million.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Variable Rate Debt

We are exposed to market risk due to variable interest rates under our financing and interest rate swap arrangements.

As of June 30, 2007, we had $179.4 million outstanding under our ABS facility that was subject to a variable interest rate at one month LIBOR, which was 5.32% as of August 2, 2007, plus 0.74%. We have entered into interest rate swap agreements, which are described below in “— Interest Rate Swap Arrangements.”  As of June 30, 2007, after giving effect to these interest rate swap agreements, only $17.9 million of the ABS facility remains effectively subject to a variable interest rate.

As of June 30, 2007, we had $401.1 outstanding under our $500 million revolving credit facility.  The interest rate under the $500 million revolving credit facility at June 30, 2007 was based upon LIBOR plus an applicable margin of 1.00%. As of August 2, 2007, the applicable rate was one month LIBOR, which was 5.32%.  We have entered into interest rate swap agreements, which are described below in “— Interest Rate Swap Arrangements.”  As of June 30, 2007, after giving effect to these interest rate swap agreements, $126.1 million of this debt remains effectively subject to a variable interest rate.

As of June 30, 2007, the Partnership had $121.0 million outstanding under its revolving credit facility that was subject to a variable interest rate of one month LIBOR plus 1.25%.  As of August 2, 2007, the applicable rate was one month LIBOR, which was 5.32%.  We have entered into an interest rate swap agreement, which is described below in “— Interest Rate Swap Agreements,” which effectively fixes the interest rate on all of the outstanding balance under the Partnership’s credit facility at June 30, 2007.

As of June 30, 2007, $100.0 million of our 7 1/4% senior notes were subject to a interest rate swap agreements which convert the fixed rate to a variable interest rate which are described below in “— Interest Rate Swap Arrangements.”  The variable rate under these interest rate swap agreements is six month LIBOR, in arrears, plus an average applicable margin of 3.21. %.  As of August 2, 2007, six months LIBOR was 5.33%.

As of June 30, 2007, we had approximately $244.0 million of outstanding indebtedness that was effectively subject to floating interest rates, and a 1.0% increase in interest rates would result in an approximate $2.4 million annual increase in our interest expense.

Interest Rate Swap Arrangements

We are a party to interest rate swap agreements that are recorded at fair value in our financial statements.  A change in the underlying interest rates may also result in a change in their recorded value.

As of June 30, 2007, the notional amount of the interest rate swap agreements related to our ABS facility was $161.5 million and the fair value of these interest rate swap agreements was a derivative asset of approximately $4.3 million.  The interest rate swap agreements amortize ratably through 2019. The average fixed rate of these interest rate swap agreements is 4.94%.

As of June 30, 2007, the notional amount of the interest rate swap agreements related to our variable rate debt, excluding the ABS facility and the Partnership’s debt, was $275.0 million. The fair value of these interest rate swap agreements was a derivative asset of approximately $5.0 million.  The interest rate swap agreements amortize ratably from June 2007 through March 2010.  The weighted average fixed rate of these interest rate swap agreements is 4.02%.

As of June 30, 2007, the notional amount of the interest rate swap agreements related to our 7 1/4% senior notes was $100.0 million.  The fair value of these interest rate swap agreements was a derivative liability of approximately $3.9 million.  These interest rate swap agreements terminate in May 2010.

As of June 30, 2007, the notional amount of the interest rate swap agreement related to the Partnership’s variable rate debt was $125.0 million and the fair value of this interest rate swap agreement was a derivative asset of approximately $0.4 million.  This interest rate swap agreement terminates in December 2011 and has fixed rate of 5.28%.

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

2.1

Amendment No. 1 to Agreement and Plan of Merger, dated June 25, 2007, by and among Hanover Compressor Company, Universal Compression Holdings, Inc., Exterran Holdings, Inc. (formerly known as Iliad Holdings, Inc.), Hector Sub, Inc., and Ulysses Sub, Inc. (incorporated by reference to Exhibit 2.1 of Universal Compression Holdings, Inc.’s Form 8-K filed June 25, 2007).

2.2

Contribution Conveyance and Assumption Agreement, dated May 29, 2007, by and among Universal Compression, Inc., UCO Compression 2005 LLC, UCI Leasing Holding GP LLC, UCI Leasing Holding LP LLC, UCI Compressor Holding, L.P., UCO GP, LLC, UCI GP LP LLC, UCO General Partner, LP, UCI MLP LP LLC, UCLP OLP GP LLC, UC Operating Partnership, L.P., UCLP Leasing GP LLC, UCLP Leasing, L.P. and Universal Compression Partners, L.P. (incorporated by reference to Exhibit 2.1 of Universal Compression Holdings, Inc.’s Form 8-K filed May 30, 2007).

2.3

Amended and Restated Contribution Conveyance and Assumption Agreement, dated July 6, 2007, by and among Universal Compression, Inc., UCO Compression 2005 LLC, UCI Leasing LLC, UCO GP, LLC, UCI GP LP LLC, UCO General Partner, LP, UCI MLP LP LLC, UCLP Operating LLC, UCLP Leasing LLC and Universal Compression Partners, L.P. (incorporated by reference to Exhibit 2.1 of Universal Compression Holdings, Inc.’s Form 8-K filed July 11, 2007).

10.1	Retention Bonus Plan (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.’s Form 8-K filed April 18, 2007).

10.2	Form of Retention Bonus Award Letter with single Key Date (incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.’s Form 8-K filed April 18, 2007).

10.3	Form of Retention Bonus Award Letter with multiple Key Dates (incorporated by reference to Exhibit 10.3 of Universal Compression Holdings, Inc.’s Form 8-K filed April 18, 2007).

10.4	Form of Restricted Stock Agreement under Restricted Stock Plan (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.’s Form 8-K filed June 18, 2007).

10.5	Form of Incentive Stock Option Agreement under Incentive Stock Option Plan (incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.’s Form 8-K filed June 18, 2007).

10.6	Form of Non-Qualified Stock Option Agreement under Incentive Stock Option Plan (incorporated by reference to Exhibit 10.3 of Universal Compression Holdings, Inc.’s Form 8-K filed June 18, 2007).

10.7

Amendment Number 2 to Indenture dated June 29, 2007 by and between UCO Compression 2005 LLC, as Issuer, and Wells Fargo Bank, National Association, as Indenture Trustee (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.’s Form 8-K filed July 6, 2007).

10.8

Amendment Number 2 to Management Agreement dated June 29, 2007 by and between UCO Compression 2005 LLC, as Issuer, and Universal Compression, Inc., as Manager (incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.’s Form 8-K filed July 6, 2007).

Exhibit No.	Description

10.9

First Amendment to Omnibus Agreement, dated July 9, 2007, by and among Universal Compression Holdings, Inc., Universal Compression, Inc., UCO GP, LLC, UCO General Partner, LP, Universal Compression Partners, L.P. and UCLP Operating LLC (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.’s Form 8-K filed July 11, 2007).

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

UNIVERSAL COMPRESSION HOLDINGS, INC.

Date: August 7, 2007	By:	/s/ J. MICHAEL ANDERSON
J. Michael Anderson
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ KENNETH R. BICKETT
Kenneth R. Bickett
Vice President, Accounting and Corporate Controller
(Principal Accounting Officer)

UNIVERSAL COMPRESSION, INC.

	By:	/s/ J. MICHAEL ANDERSON
J. Michael Anderson
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ KENNETH R. BICKETT
Kenneth R. Bickett
Vice President, Accounting and Corporate Controller
(Principal Accounting Officer)

Exhibit No.	Description

2.1

Amendment No. 1 to Agreement and Plan of Merger, dated June 25, 2007, by and among Hanover Compressor Company, Universal Compression Holdings, Inc., Exterran Holdings, Inc. (formerly known as Iliad Holdings, Inc.), Hector Sub, Inc., and Ulysses Sub, Inc. (incorporated by reference to Exhibit 2.1 of Universal Compression Holdings, Inc.’s Form 8-K filed June 25, 2007).

2.2

Contribution Conveyance and Assumption Agreement, dated May 29, 2007, by and among Universal Compression, Inc., UCO Compression 2005 LLC, UCI Leasing Holding GP LLC, UCI Leasing Holding LP LLC, UCI Compressor Holding, L.P., UCO GP, LLC, UCI GP LP LLC, UCO General Partner, LP, UCI MLP LP LLC, UCLP OLP GP LLC, UC Operating Partnership, L.P., UCLP Leasing GP LLC, UCLP Leasing, L.P. and Universal Compression Partners, L.P. (incorporated by reference to Exhibit 2.1 of Universal Compression Holdings, Inc.’s Form 8-K filed May 30, 2007).

2.3

Amended and Restated Contribution Conveyance and Assumption Agreement, dated July 6, 2007, by and among Universal Compression, Inc., UCO Compression 2005 LLC, UCI Leasing LLC, UCO GP, LLC, UCI GP LP LLC, UCO General Partner, LP, UCI MLP LP LLC, UCLP Operating LLC, UCLP Leasing LLC and Universal Compression Partners, L.P. (incorporated by reference to Exhibit 2.1 of Universal Compression Holdings, Inc.’s Form 8-K filed July 11, 2007).

10.1	Retention Bonus Plan (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.’s Form 8-K filed April 18, 2007).

10.2	Form of Retention Bonus Award Letter with single Key Date (incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.’s Form 8-K filed April 18, 2007).

10.3	Form of Retention Bonus Award Letter with multiple Key Dates (incorporated by reference to Exhibit 10.3 of Universal Compression Holdings, Inc.’s Form 8-K filed April 18, 2007).

10.4	Form of Restricted Stock Agreement under Restricted Stock Plan (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.’s Form 8-K filed June 18, 2007).

10.5	Form of Incentive Stock Option Agreement under Incentive Stock Option Plan (incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.’s Form 8-K filed June 18, 2007).

10.6	Form of Non-Qualified Stock Option Agreement under Incentive Stock Option Plan (incorporated by reference to Exhibit 10.3 of Universal Compression Holdings, Inc.’s Form 8-K filed June 18, 2007).

10.7

Amendment Number 2 to Indenture dated June 29, 2007 by and between UCO Compression 2005 LLC, as Issuer, and Wells Fargo Bank, National Association, as Indenture Trustee (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.’s Form 8-K filed July 6, 2007).

10.8

Amendment Number 2 to Management Agreement dated June 29, 2007 by and between UCO Compression 2005 LLC, as Issuer, and Universal Compression, Inc., as Manager (incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.’s Form 8-K filed July 6, 2007).

10.9

First Amendment to Omnibus Agreement, dated July 9, 2007, by and among Universal Compression Holdings, Inc., Universal Compression, Inc., UCO GP, LLC, UCO General Partner, LP, Universal Compression Partners, L.P. and UCLP Operating LLC (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.’s Form 8-K filed July 11, 2007).

31.1	Certification of the Chief Executive Officer of Universal Compression Holdings, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

Exhibit No.	Description

31.2	Certification of the Chief Financial Officer of Universal Compression Holdings, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.3	Certification of the Chief Executive Officer of Universal Compression, Inc. pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.

31.4	Certification of the Chief Financial Officer of Universal Compression, Inc. pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.

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